Form 10-K405
period 1997-12-31
TE PRODUCTS PIPELINE CO LP
filed 1998-03-30
CIK 1045548

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 1-13603

               TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                                   76-0329620
(STATE OF INCORPORATION  OR ORGANIZATION)                 (I.R.S. EMPLOYER  IDENTIFICATION NUMBER)


                               2929 ALLEN PARKWAY
                                 P.O. BOX 2521
                           HOUSTON, TEXAS 77252-2521
          (Address of principal executive offices, including zip code)

                                 (713) 759-3636
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                             WHICH REGISTERED
    -------------------                             ----------------
6.45% Senior Notes due 2008                     New York Stock Exchange
7.51% Senior Notes due 2028                     New York Stock Exchange



       Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

          At March 30, 1998 none of the registrant's common equity was held by non-affiliates.

================================================================================

                                PRELIMINARY NOTE

         TEPPCO Partners, L.P. (the "Parent Partnership") is a holding company that owns all of its assets and conducts all of its business through TE Products Pipeline Company, Limited Partnership (the "Operating Partnership"). The Operating Partnership is owned 99% by the Parent Partnership and 1% by Texas Eastern Products Pipeline Company, which serves as general partner of the Parent Partnership and the Operating Partnership. No separate financial information for the Operating Partnership has been provided or incorporated by reference in this report because: (i) the Parent Partnership does not itself conduct any operations but rather all operations of the Parent Partnership and its subsidiaries are conducted by the Operating Partnership; (ii) the Parent Partnership has no material assets other than its ownership interest in the Operating Partnership; and (iii) all of the assets and liabilities shown in the consolidated financial statements for the Parent Partnership are located at the Operating Partnership.

                                     PART I

         The information contained in Part I of the Annual Report on Form 10-K of the Parent Partnership for the year ended December 31, 1997 (the "Parent Partnership Form 10-K"), filed March 3, 1998, is incorporated by reference in this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

         The Operating Partnership is owned 99% by the Parent Partnership and 1% by its general partner. There is no trading market for the common equity of the Operating Partnership.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)

         The information contained in Item 6 of the Parent Partnership Form 10-K is incorporated by reference in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in Item 7 of the Parent Partnership Form 10-K is incorporated by reference in this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Parent Partnership, together with the independent auditors' report thereon of KPMG Peat Marwick LLP, appearing on pages F-2 through F-17 of the Parent Partnership's Form 10-K are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

                                    PART III

         The information contained in Part III of the Parent Partnership Form 10-K is incorporated by reference in this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are incorporated by reference as a part of this Report:

                 (1) Financial Statements: See Index to Financial Statements on page F-1 of the Parent Partnership's Form 10-K for financial statements incorporated by reference as part of this report.

                 (2)      Financial Statement Schedules: None

                 (3)       Exhibits:

 EXHIBIT
 NUMBER                                                                      DESCRIPTION
 ------                                                                      -----------
                  3.1     Certificate of Limited Partnership of the Operating Partnership (Filed as Exhibit 10.2 to the
                          Parent Partnership's Registration Statement (Commission File No. 33-32203) and incorporated herein by reference).
                  4.1     Agreement of Limited Partnership of the Operating Partnership, dated March 7, 1990 (Filed as
                          Exhibit 28 to Form 10-Q of the Parent Partnership (Commission File No. 1-10403) for the quarter ended March 31, 1990 and incorporated herein by reference).
                  4.2     Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New
                          York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline
                          Company, Limited Partnership's Registration Statement on Form S-3 (Commission File No.
                          333-38473) and incorporated herein by reference).
                 10.1     Assignment and Assumption Agreement, dated March 24, 1988, between Texas Eastern Transmission
                          Corporation and the Parent Partnership (Filed as Exhibit 10.8 to the Parent Partnership's
                          Registration Statement (Commission File No. 33-32203) and incorporated herein by reference).
                 10.2     Texas Eastern Products Pipeline Company 1997 Employee Incentive  Compensation Plan executed on
                          July 14, 1997 (Filed as Exhibit 10 to Form 10-Q of the Parent Partnership (Commission File No.
                          1-10403) for the quarter ended September 30, 1997 and incorporated herein by reference).
                 10.3     Agreement Regarding Environmental Indemnities and Certain Assets (Filed as Exhibit 10.5 to the
                          Parent Partnership's Form 10-K (Commission File No. 1-10403) for the year ended December 31,
                          1990 and incorporated herein by reference).
                 10.4     Texas Eastern Products Pipeline Company Management Incentive Compensation Plan executed on
                          January 30, 1992 (Filed as Exhibit 10 to Form 10-Q of the Parent Partnership (Commission File
                          No. 1-10403) for the quarter ended March 31, 1992 and incorporated herein by reference).
                 10.5     Texas Eastern Products Pipeline Company Long-Term Incentive Compensation Plan executed on
                          October 31, 1990 (Filed as Exhibit 10.9 to the Parent Partnership's Form 10-K (Commission File
                          No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).
                 10.6     Form of Amendment to Texas Eastern Products Pipeline Company Long-Term Incentive Compensation
                          Plan (Filed as Exhibit 10.7 to the Parent Partnership's Form 10-K (Commission File No. 1-10403)
                          for the year ended December 31, 1995 and incorporated herein by reference).

                 10.7     Employees' Savings Plan of Panhandle Eastern Corporation and Participating Affiliates
                          (Effective January 1, 1991) (Filed as Exhibit 10.10 to the Parent Partnership's Form 10-K
                          (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).
                 10.8     Retirement Income Plan of Panhandle Eastern Corporation and Participating Affiliates (Effective
                          January 1, 1991) (Filed as Exhibit 10.11 to the Parent Partnership's Form 10-K (Commission File
                          No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).
                 10.9     Panhandle Eastern Corporation -- Executive Benefit Equalization Plan as amended November 29,
                          1989; effective January 1, 1990 (Filed as Exhibit 10.05 to Form 10-K of Panhandle Eastern
                          Corporation (Commission File No. 1-8157) for the year ended December 31, 1989 and incorporated herein by reference).
                 10.10    Employment Agreement with William L. Thacker, Jr. (Filed as Exhibit 10 to Form 10-Q of the
                          Parent Partnership (Commission File No. 1-10403) for the quarter ended September 30, 1992 and incorporated herein by reference).
                 10.11    Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994
                          (Filed as Exhibit 10.1 to Form 10-Q of the Parent Partnership (Commission File No. 1-10403) for
                          the quarter ended March 31, 1994 and incorporated herein by reference).
                 10.12    Panhandle Eastern Corporation Key Executive Deferred Compensation Plan established effective
                          January 1, 1994 (Filed as Exhibit 10.2 to Form 10-Q of the Parent Partnership (Commission File
                          No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).
                *23       Consent of KPMG Peat Marwick LLP.
                *24       Powers of Attorney.
                 27       Financial Data Schedule as of and for the year ended December 31, 1997 (Filed as Exhibit 27 to the Parent Partnership's Form 10-K (Commission File No. 1-10403) for the year ended December
                          31, 1997 and incorporated herein by reference).


---------------
* Filed herewith.

     (b) Reports on Form 8-K filed during the quarter ended December 31, 1997:

             The Parent Partnership filed a report on Form 8-K on December 22, 1997 under Item 5, Other Events.

                                   SIGNATURES

        TE Products Pipeline Company, Limited Partnership, pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TE Products Pipeline Company, Limited Partnership
                               -------------------------------------------------
                                                     (Registrant)
                                          (A Delaware Limited Partnership)

                                     By:  Texas Eastern Products Pipeline
                                          Company as General Partner

                                     By:    CHARLES H. LEONARD
                                        --------------------------
                                             Charles H. Leonard,
                                   Senior Vice President, Chief Financial
                                            Officer and Treasurer
DATED: March 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     SIGNATURE                                              TITLE                               DATE
     ---------                                              -----                               ----
WILLIAM L. THACKER*             Chairman of the Board, President and Chief Executive       March 30, 1998
--------------------             Officer of Texas Eastern Products Pipeline Company
William L. Thacker


CHARLES H. LEONARD                  Senior Vice President, Chief Financial Officer and     March 30, 1998
--------------------                   Treasurer of Texas Eastern Products Pipeline
Charles H. Leonard                      (Principal Accounting and Financial Officer)


PAUL M. ANDERSON*                           Vice Chairman of the Board of Texas            March 30, 1998
--------------------                        Eastern Products Pipeline Company
Paul M. Anderson

MILTON CARROLL*                                Director of Texas Eastern                   March 30, 1998
--------------------                           Products Pipeline Company
Milton Carroll

CARL D. CLAY*                                  Director of Texas Eastern                   March 30, 1998
--------------------                           Products Pipeline Company
Carl D. Clay


DERRILL CODY*                                  Director of Texas Eastern                   March 30, 1998
--------------------                           Products Pipeline Company
Derrill Cody

JOHN P. DESBARRES*                             Director of Texas Eastern                   March 30, 1998
--------------------                           Products Pipeline Company
John P. DesBarres


JAMES T. HACKETT*                              Director of Texas Eastern                   March 30, 1998
--------------------                           Products Pipeline Company
James T. Hackett

                                               Director of Texas Eastern                   March 30, 1998
--------------------                           Products Pipeline Company
Jim W. Mogg

                                               Director of Texas Eastern                   March 30, 1998
--------------------                           Products Pipeline Company
Ruth G. Shaw





* Signed on behalf of the Registrant and each of these persons:
         By:     CHARLES H. LEONARD
             -----------------------------------------
                 (Charles H. Leonard, Attorney-in-Fact)

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                      DESCRIPTION

                *23      Consent of KPMG Peat Marwick LLP.
                *24      Powers of Attorney.

---------------
* Filed herewith.