Form 10-K
period 1998-12-31
TE PRODUCTS PIPELINE CO LP
filed 1999-03-25
CIK 1045548

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                                        NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                              WHICH REGISTERED
6.45% Senior Notes, due January 15, 2008                New York Stock Exchange
7.51% Senior Notes, due January 15, 2028                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



===============================================================================

                                TABLE OF CONTENTS

                                                        PART I
ITEMS  1.  Business and Properties..................................................................................1
  AND  2.
ITEM   3.  Legal Proceedings.......................................................................................10
ITEM   4.  Submission of Matters to a Vote of Security Holders.....................................................10

                                                        PART II

ITEM   5.  Market for Registrant's Common Equity and Related Partnership Interest Matters..........................10
ITEM   6.  Selected Financial Data ................................................................................11
ITEM   7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................12
ITEM  7A.  Quantitative and Qualitative Disclosures About Market Risks.............................................19
ITEM   8.  Financial Statements and Supplementary Data.............................................................19
ITEM   9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................19

                                                       PART III

ITEM  10.  Directors and Executive Officers of the Registrant......................................................19
ITEM  11.  Executive Compensation..................................................................................21
ITEM  12.  Security Ownership of Certain Beneficial Owners and Management..........................................26
ITEM  13.  Certain Relationships and Related Transactions..........................................................27

                                                        PART IV

ITEM  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................28

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

         TE Products Pipeline Company, Limited Partnership, (the "Partnership"), a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. (the "Parent Partnership") owns a 98.9899% interest as the sole limited partner interest and Texas Eastern Products Pipeline Company (the "Company" or "General Partner") owns a 1.0101% general partner interest in the Partnership. The General Partner performs all management and operating functions required for the Partnership.

         On June 18, 1997, PanEnergy Corp ("PanEnergy") and Duke Power Company completed a previously announced merger. At closing, the combined companies became Duke Energy Corporation ("Duke Energy"). The Company, previously a wholly-owned subsidiary of PanEnergy, became an indirect wholly-owned subsidiary of Duke Energy on the date of the merger.

         Effective March 31, 1998, TEPPCO Colorado, LLC ("TEPPCO Colorado"), a wholly owned subsidiary of the Partnership, purchased two fractionation facilities located in Weld County, Colorado, from Duke Energy Field Services, Inc. ("DEFS"), a wholly-owned subsidiary of Duke Energy. The transaction was accounted for under the purchase method of accounting.

         The Partnership is one of the largest pipeline common carriers of refined petroleum products and LPGs in the United States. The Partnership owns and operates an approximate 4,300-mile pipeline system (together with the receiving, storage and terminaling facilities mentioned below, the "Pipeline System" or "Pipeline" or "System") extending from southeast Texas through the central and midwestern United States to the northeastern United States. The Pipeline System includes delivery terminals for outloading product to other pipelines, tank trucks, rail cars or barges, as well as substantial storage capacity at Mont Belvieu, Texas, the largest LPGs storage complex in the United States, and at other locations. The Partnership also owns two marine receiving terminals, one near Beaumont, Texas, and the other at Providence, Rhode Island. The Providence terminal is not physically connected to the Pipeline. As an interstate common carrier, the Pipeline System offers interstate transportation services, pursuant to tariffs filed with the Federal Energy Regulatory Commission ("FERC"), to any shipper of refined petroleum products and LPGs who requests such services, provided that the products tendered for transportation satisfy the conditions and specifications contained in the applicable tariff. In addition to the revenues received by the Pipeline System from its interstate tariffs, it also receives revenues from the shuttling of LPGs between refinery and petrochemical facilities on the upper Texas Gulf Coast and ancillary transportation, storage and marketing services at key points along the System. Substantially all the petroleum products transported and stored in the Pipeline System are owned by the Partnership's customers. Petroleum products are received at terminals located principally on the southern end of the Pipeline System, stored, scheduled into the Pipeline in accordance with customer nominations and shipped to delivery terminals for ultimate delivery to the final distributor (e.g., gas stations and retail propane distribution centers) or to other pipelines. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of petroleum products. The Pipeline System is the only pipeline that transports LPGs to the Northeast.

         The Partnership's business depends in large part on (i) the level of demand for refined petroleum products and LPGs in the geographic locations served by it and (ii) the ability and willingness of customers having access to the Pipeline System to supply such demand by deliveries through the System. The Partnership cannot predict the impact of future fuel conservation measures, alternate fuel requirements, governmental regulation, technological advances in fuel economy and energy-generation devices, all of which could reduce the demand for refined petroleum products and LPGs in the areas served by the Partnership.

OPERATIONS

         The Partnership conducts business and owns properties located in 13 states. Operations consist of interstate transportation, storage and terminaling of petroleum products; short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas complex; sale of product inventory; fractionation of natural gas liquids (effective March 31, 1998); and other ancillary services. Products are transported in liquid form from the upper Texas Gulf Coast through two parallel underground pipelines that extend to Seymour, Indiana. From Seymour, segments of the Pipeline System extend to the Chicago, Illinois; Lima, Ohio; Selkirk, New York; and Philadelphia, Pennsylvania, areas. The Pipeline System east of Todhunter, Ohio, is dedicated solely to LPGs transportation and storage services.

         The Pipeline System includes 30 storage facilities with an aggregate storage capacity of 13 million barrels of refined petroleum products and 38 million barrels of LPGs, including storage capacity leased to outside parties. The Pipeline System makes deliveries to customers at 55 locations including 19 Partnership owned truck racks, rail car facilities and marine facilities. Deliveries to other pipelines occur at various facilities owned by the Partnership or by third parties.

PIPELINE SYSTEM

         The Pipeline System is comprised of a 20-inch diameter line extending in a generally northeasterly direction from Baytown, Texas (located approximately 30 miles east of Houston), to a point in southwest Ohio near Lebanon and Todhunter. A second line, which also originates at Baytown, is 16 inches in diameter until it reaches Beaumont, Texas, at which point it reduces to a 14-inch diameter line. This second line extends along the same path as the 20-inch diameter line to the Pipeline System's terminal in El Dorado, Arkansas, before continuing as a 16-inch diameter line to Seymour, Indiana. The Pipeline System also has smaller diameter lines that extend laterally from El Dorado to Helena and Arkansas City, Arkansas, from Tyler, Texas, to El Dorado and from McRae, Arkansas, to West Memphis, Arkansas. The lines from El Dorado to Helena and Arkansas City have 10-inch diameters. The line from Tyler to El Dorado varies in diameter from 8 inches to 10 inches. The line from McRae to West Memphis has a 12-inch diameter. The Pipeline System also includes a 14-inch diameter line from Seymour, Indiana, to Chicago, Illinois, and a 10-inch diameter line running from Lebanon to Lima, Ohio. This 10-inch diameter pipeline connects to the Buckeye Pipe Line Company system that serves, among others, markets in Michigan and eastern Ohio. Also, the Pipeline System has a 6-inch diameter pipeline connection to the Greater Cincinnati/Northern Kentucky International Airport and a 8-inch diameter pipeline connection to the George Bush Intercontinental Airport, Houston. In addition, there are numerous smaller diameter lines associated with the gathering and distribution system.

         The Pipeline System continues eastward from Todhunter, Ohio, to Greensburg, Pennsylvania, at which point it branches into two segments, one ending in Selkirk, New York (near Albany), and the other ending at Marcus Hook, Pennsylvania (near Philadelphia). The Pipeline east of Todhunter and ending in Selkirk is an 8-inch diameter line, whereas the line starting at Greensburg and ending at Marcus Hook varies in diameter from 6 inches to 8 inches. East of Todhunter, Ohio, the Partnership transports only LPGs through the Pipeline.

         The Pipeline System has been constructed and is in general compliance with applicable federal, state and local laws and regulations, and accepted industry standards and practices. The Partnership performs regular maintenance on all the facilities of the Pipeline System and has an ongoing process of inspecting segments of the Pipeline System and making repairs and replacements when necessary or appropriate. In addition, the Partnership conducts periodic air patrols of the Pipeline System to monitor pipeline integrity and third-party right of way encroachments.

MAJOR MARKETS

         The Pipeline System's major operations are the transportation, storage and terminaling of refined petroleum products and LPGs along its mainline system, and the storage and short-haul transportation of LPGs associated with its Mont Belvieu operations. Product deliveries, in millions of barrels (MMBbls) on a regional basis, over the last three years were as follows:

                                                   PRODUCT DELIVERIES (MMBbls)
                                                    YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                   1998       1997       1996
                                                  ------     ------     ------
Refined Products Transportation:
      Central (1) ...........................       71.5       69.4       66.9
      Midwest (2) ...........................       34.8       29.9       28.7
      Ohio and Kentucky .....................       24.2       20.7       19.7
                                                  ------     ------     ------
          Subtotal ..........................      130.5      120.0      115.3
                                                  ------     ------     ------
LPGs Mainline Transportation:
      Central, Midwest and Kentucky (1)(2) ..       18.5       23.8       24.6
      Ohio and Northeast (3) ................       13.5       18.2       17.0
                                                  ------     ------     ------
          Subtotal ..........................       32.0       42.0       41.6
                                                  ------     ------     ------
Mont Belvieu Operations:
      LPGs ..................................       25.1       27.8       22.5
                                                  ------     ------     ------
          Total Product Deliveries ..........      187.6      189.8      179.4
                                                  ======     ======     ======

----------------

(1) Arkansas, Louisiana, Missouri and Texas.

(2) Illinois and Indiana.

(3) New York and Pennsylvania.

         The mix of products delivered varies seasonally, with gasoline demand generally stronger in the spring and summer months and LPGs demand generally stronger in the fall and winter months. Weather and economic conditions in the geographic areas served by the Pipeline System also affect the demand for and the mix of the products delivered.

         Refined products and LPGs deliveries over the last three years were as follows:

                                                PRODUCT DELIVERIES (MMBbls)
                                                 YEARS ENDED DECEMBER 31,
                                               ----------------------------
                                                1998       1997       1996
                                               ------     ------     ------
Refined Products Transportation:
      Gasoline ...........................       74.0       66.8       65.4
      Jet Fuels ..........................       23.8       22.4       20.7
      Middle Distillates(1) ..............       26.1       24.0       23.2
      MTBE/Toluene .......................        6.6        6.8        6.0
                                               ------     ------     ------
          Subtotal .......................      130.5      120.0      115.3
                                               ------     ------     ------
LPGs Mainline Transportation:
      Propane ............................       25.5       34.7       35.2
      Butanes ............................        6.5        7.3        6.4
                                               ------     ------     ------
          Subtotal .......................       32.0       42.0       41.6
                                               ------     ------     ------
Mont Belvieu Operations:
      LPGs ...............................       25.1       27.8       22.5
                                               ------     ------     ------
          Total Product Deliveries .......      187.6      189.8      179.4
                                               ======     ======     ======

----------------
(1) Primarily diesel fuel, heating oil and other middle distillates.

     Refined Petroleum Products Transportation

         The Pipeline System transports refined petroleum products from the upper Texas Gulf Coast, eastern Texas and southern Arkansas to the Central and Midwest regions of the United States with deliveries in Texas, Louisiana, Arkansas, Missouri, Illinois, Kentucky, Indiana and Ohio. At these points, refined petroleum products are delivered to Partnership-owned terminals, connecting pipelines and customer-owned terminals. The volume of refined petroleum products transported by the Pipeline System is directly affected by the demand for such products in the geographic regions the System serves. Such market demand varies based upon the different end uses to which the refined products deliveries are applied. Demand for gasoline, which accounts for a substantial portion of the volume of refined products transported through the Pipeline System, depends upon price, prevailing economic conditions and demographic changes in the markets served. Demand for refined products used in agricultural operations is affected by weather conditions, government policy and crop prices. Demand for jet fuel depends upon prevailing economic conditions and military usage.

         Effective January 1, 1996, the Clean Air Act Amendments of 1990 mandated the use of reformulated gasolines in nine metropolitan areas of the United States, including the Houston and Chicago areas served by the System. A portion of the reformulated and oxygenated gasolines includes methyl tertiary butyl ether ("MTBE") as a major blending component. The Partnership has invested in modifications to the System needed to allow the Partnership to achieve increased revenues from the transportation and storage of MTBE as well as other blending components used in the production of reformulated gasolines.

     LPGs Mainline Transportation

         The Pipeline System transports LPGs from the upper Texas Gulf Coast to the Central, Midwest and Northeast regions of the United States. The Pipeline System east of Todhunter, Ohio, is devoted solely to the transportation of LPGs. Since LPGs demand is generally stronger in the winter months, the Pipeline System often operates near capacity during such time. Propane deliveries are generally sensitive to the weather and meaningful year-to-year variations have occurred and will likely continue to occur.

         The Partnership's ability to serve markets in the Northeast is enhanced by its propane import terminal at Providence, Rhode Island. This facility includes a 400,000-barrel refrigerated storage tank along with ship unloading and truck loading facilities. Although the terminal is operated by the Partnership, the utilization of the terminal is committed by contract to a major propane marketer through May 2001.

     Mont Belvieu LPGs Storage and Pipeline Shuttle

         A key aspect of the Pipeline System's LPGs business is its storage and pipeline asset base in the Mont Belvieu, Texas, complex serving the fractionation, refining and petrochemical industries. The complex is the largest of its kind in the United States and provides substantial capacity and flexibility in the transportation, terminaling and storage of natural gas liquids, LPGs and olefins.

         The Partnership has approximately 33 million barrels of LPGs storage capacity, including storage capacity leased to outside parties, at the Mont Belvieu complex. The Partnership's Mont Belvieu short-haul transportation shuttle system, consisting of a complex system of pipelines and interconnects, ties Mont Belvieu to virtually every refinery and petrochemical facility on the upper Texas Gulf Coast.

     Product Sales and Other

         The Partnership also derives revenue from the sale of product inventory, terminaling activities and other ancillary services associated with the transportation and storage of refined petroleum products and LPGs.

         Effective March 31, 1998, operations also included fractionation of NGLs. NGL fractionation involves the separation of NGLs from processed natural gas into individual components (primarily ethane, propane, butanes and natural gasoline). The Partnership's two fractionator facilities are located in Weld County, Colorado. The Greeley Fractionator has a capacity of 378,000 gallons per day. The Spindle Fractionator has a capacity of 126,000 gallons per day. Effective with the purchase of the fractionation facilities, TEPPCO Colorado entered into a twenty-year Fractionation Agreement, under which TEPPCO Colorado receives a variable fee for all fractionated volumes delivered to DEFS. TEPPCO Colorado and DEFS also entered into a Operation and Maintenance Agreement, whereby DEFS operates and maintains the fractionation facilities. For these services, TEPPCO Colorado pays DEFS a set volumetric rate for all fractionated volumes delivered to DEFS. Revenues recognized from the fractionation facilities totaled $5.5 million from April 1, 1998 through December 31, 1998. All such revenue was received from DEFS pursuant to the Fractionation Agreement.

CUSTOMERS

         The Pipeline System's customers for the transportation of refined petroleum products include major integrated oil companies, independent oil companies and wholesalers. End markets for these deliveries are primarily (i) retail service stations, (ii) truck stops, (iii) agricultural enterprises, (iv) refineries (for MTBE and other blend stocks), and (v) military and commercial jet fuel users.

         Propane shippers include wholesalers and retailers who, in turn, sell to commercial, industrial, agricultural and residential heating customers, as well as utilities who use propane as a fuel source. Refineries constitute the Partnership's major customers for butane and isobutane, which are used as a blend stock for gasolines and as a feed stock for alkylation units, respectively.

         At December 31, 1998, the Partnership had approximately 140 customers. Transportation revenues (and percentage of total revenues) attributable to the top 10 shippers were $90 million (42%), $85 million (38%), and $81 million (38%) for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, billings to Marathon Ashland, LLC, a major integrated oil company, accounted for approximately 10% of the Partnership's revenues. During 1997 and 1996, no single customer accounted for greater than 10% of the Partnership's total revenues. Loss of a business relationship with a significant customer could have an adverse affect on the consolidated financial position, results of operations and liquidity of the Partnership.

COMPETITION

         The Pipeline System conducts operations without the benefit of exclusive franchises from government entities. Interstate common carrier transportation services are provided through the System pursuant to tariffs filed with the FERC.

         Because pipelines are generally the lowest cost method for intermediate and long-haul overland movement of refined petroleum products and LPGs, the Pipeline System's most significant competitors (other than indigenous production in its markets) are pipelines in the areas where the Pipeline System delivers products. Competition among common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. The General Partner believes the Partnership is competitive with other pipelines serving the same markets; however, comparison of different pipelines is difficult due to varying product mix and operations.

         Trucks, barges and railroads competitively deliver products in some of the areas served by the Pipeline System. Trucking costs, however, render that mode of transportation less competitive for longer hauls or larger volumes. Barge fees for the transportation of refined products are generally lower than the Partnership's tariffs. The Partnership faces competition from rail movements of LPGs in several geographic areas. The most significant area is the Northeast, where rail movements of propane from Sarnia, Canada, compete with propane moved on the Pipeline System.

TITLE TO PROPERTIES

         The Partnership believes it has satisfactory title to all of its assets. Such properties are subject to liabilities in certain cases, such as customary interests generally contracted in connection with acquisition of the properties, liens for taxes not yet due, easements, restrictions, and other minor encumbrances. The Partnership believes none of these liabilities materially affects the value of such properties or the Partnership's interest therein or will materially interfere with their use in the operation of the Partnership's business.

CAPITAL EXPENDITURES

         Capital expenditures by the Partnership were $22.7 million for the year ended December 31, 1998. This amount includes capitalized interest of $0.8 million. Approximately $1.6 million was used for revenue-generating projects and $20.3 million was used for System integrity projects and for sustaining existing operations of the Partnership.

         In February 1999, the Partnership announced plans to construct three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The anticipated completion date is the fourth quarter of 2000. The cost of this project is expected to total approximately $72 million. Approximately $43 million is expected to be incurred in 1999, with the remainder in 2000. The Partnership expects the majority of this project will be financed through external borrowings.

         The Partnership estimates that the remaining capital expenditures for 1999 will be approximately $20 million. Substantially all such expenditures are expected to be used for life-cycle replacements and to upgrade current facilities. The Partnership revises capital spending periodically in response to changes in cash flows and operations.

REGULATION

         The Partnership's interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act ("ICA"), the Energy Policy Act of 1992 ("Act") and rules and orders promulgated pursuant thereto. FERC regulation requires that interstate oil pipeline rates be posted publicly and that these rates be "just and reasonable" and nondiscriminatory.

         Rates of interstate oil pipeline companies, like the Partnership, are currently regulated by FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year-to-year in the Producer Price Index for finished goods less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings ("Market Based Rates") or agreements between shippers and the oil pipeline company that the rate is acceptable. With one immaterial exception, the Partnership has used the index methodology since the adoption thereof in 1996. The Partnership is considering requesting the FERC to allow the Partnership to utilize Market Based Rates for interstate shipments of refined petroleum products, while maintaining the index methodology for rates governing interstate shipments of LPGs. The Partnership does not believe that the adoption of Market Based Rates will have a material impact on the Partnership, since the Partnership's current rates are highly influenced by competitive factors, but Market Based Rates will provide the Partnership with rate flexibility.

         In a June 1996 decision, the FERC disallowed the inclusion of imputed income taxes in the cost-of-service tariff filing of Lakehead Pipeline Company, Limited Partnership ("Lakehead"), an unrelated oil pipeline limited partnership. The FERC's decision held that Lakehead was entitled to include an income tax allowance in its cost-of-service for income attributable to corporate partners but not on income attributable to individual partners. In 1997, Lakehead reached an agreement with its shippers on all contested rates and withdrew its appeal of the June

1996 decision. In January 1999, in another FERC proceeding, SFPP, L.P., the FERC followed its decision in Lakehead and held that SFPP may claim an income tax allowance with respect to income attributable to SFPP, Inc.'s general partnership interest and income attributable to corporations holding publicly traded limited partnership interests, but not for income attributable to non-corporate limited partners, both individuals and other entities. The decision also disallowed the income tax allowance attributable to SFPP, Inc.'s limited partnership interest under facts peculiar to the way SFPP held its limited partnership interests. Neither the FERC's decision in Lakehead nor the Administrative Law Judge's initial decision in SFPP, L.P. affects the Partnership's current rates and rate structure because the Partnership uses the index methodology to support its rates. However, the Lakehead and SFPP decisions might become relevant to the Partnership should it (i) elect in the future to use the cost-of-service methodology or (ii) be required to use such methodology to defend its indexed rates against a shipper protest alleging that an indexed rate increase substantially exceeds actual cost increases. Should such circumstances arise, there can be no assurance with respect to the effect of such precedents on the Partnership's rates in view of the uncertainties involved in this issue.

ENVIRONMENTAL MATTERS

         The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes its operations are in material compliance with applicable environmental regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from its operations, could result in substantial costs and liabilities to the Partnership.

     Water

         The Federal Water Pollution Control Act of 1972, as renamed and amended as the Clean Water Act ("CWA"), imposes strict controls against the discharge of oil and its derivatives into navigable waters. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial potential liability for the costs of removing an oil or hazardous substance spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of a release of petroleum or its derivatives in surface waters or into the groundwater. Spill prevention control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum tank spill, rupture or leak.

         Contamination resulting from spills or release of refined petroleum products is an inherent risk within the petroleum pipeline industry. To the extent that groundwater contamination requiring remediation exists along the Pipeline System as a result of past operations, the Partnership believes any such contamination could be controlled or remedied without having a material adverse effect on the financial condition of the Partnership, but such costs are site specific, and there can be no assurance that the effect will not be material in the aggregate.

         The primary federal law for oil spill liability is the Oil Pollution Act of 1990 ("OPA"), which addresses three principal areas of oil pollution -- prevention, containment and cleanup, and liability. It applies to vessels, offshore platforms, and onshore facilities, including terminals, pipelines and transfer facilities. In order to handle, store or transport oil, shore facilities are required to file oil spill response plans with the appropriate agency being either the United States Coast Guard, the United States Department of Transportation Office of Pipeline Safety ("OPS") or the Environmental Protection Agency ("EPA"). Numerous states have enacted laws similar to OPA. Under OPA and similar state laws, responsible parties for a regulated facility from which oil is discharged may be liable for removal costs and natural resources damages. The General Partner believes that the Partnership is in material compliance with regulations pursuant to OPA and similar state laws.

         The EPA has adopted regulations that require the Partnership to have permits in order to discharge certain storm water run-off. Storm water discharge permits may also be required by certain states in which the Partnership operates. Such permits may require the Partnership to monitor and sample the effluent. The General Partner believes that the Partnership is in material compliance with effluent limitations at existing facilities.

     Air Emissions

         The operations of the Partnership are subject to the federal Clean Air Act and comparable state and local statutes. The Clean Air Act Amendments of 1990 (the "Clean Air Act") will require most industrial operations in the United States to incur future capital expenditures in order to meet the air emission control standards that are to be developed and implemented by the EPA and state environmental agencies during the next decade. Pursuant to the Clean Air Act, any Partnership facilities that emit volatile organic compounds or nitrogen oxides and are located in ozone non-attainment areas will face increasingly stringent regulations, including requirements that certain sources install the reasonably available control technology. The EPA is also required to promulgate new regulations governing the emissions of hazardous air pollutants. Some of the Partnership's facilities are included within the categories of hazardous air pollutant sources which will be affected by these regulations. The Partnership does not anticipate that changes currently required by the Clean Air Act hazardous air pollutant regulations will have a material adverse effect on the Partnership.

         The Clean Air Act also introduced the new concept of federal operating permits for major sources of air emissions. Under this program, one federal operating permit (a "Title V" permit) is issued. The permit acts as an umbrella that includes all other federal, state and local preconstruction and/or operating permit provisions, emission standards, grandfathered rates, and record keeping, reporting, and monitoring requirements in a single document. The federal operating permit is the tool that the public and regulatory agencies use to review and enforce a site's compliance with all aspects of clean air regulation at the federal, state and local level. The Partnership has completed applications for all twelve facilities for which such regulations apply, and has received the final permit for three facilities.

     Solid Waste

         The Partnership generates hazardous and non-hazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. Amendments to RCRA require the EPA to promulgate regulations banning the land disposal of all hazardous wastes unless the wastes meet certain treatment standards or the land-disposal method meets certain waste containment criteria. In 1990, the EPA issued the Toxicity Characteristic Leaching Procedure, which substantially expanded the number of materials defined as hazardous waste. Certain wastewater and other wastes generated from the Partnership's business activities previously classified as nonhazardous are now classified as hazardous due to the presence of dissolved aromatic compounds. The Partnership utilizes waste minimization and recycling processes and has installed pre-treatment facilities to reduce the volume of its hazardous waste. The Partnership currently has three active on-site waste water treatment facilities. Operating expenses of these facilities have not had a material adverse effect on the financial position or results of operations of the Partnership.

     Superfund

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on certain classes of persons who contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a facility and companies that disposed or arranged for the disposal of the hazardous substances found at a facility. CERCLA also authorizes the EPA and, in some instances, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Pipeline System generates wastes that may fall within CERCLA's definition of a "hazardous substance." Should a disposal facility previously used by the Partnership require clean up in the future, the Partnership may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

         The Company was notified by the EPA in the fall of 1998 that it might have potential liability for waste material allegedly disposed by the Company at the Casmalia Disposal Site in Santa Barbara County, California. The EPA has offered the Company a de minimus settlement offer of $0.3 million to settle liability associated with the Company's alleged involvement. The Company believes based on the information furnished by the EPA that it has been erroneously named as an entity that disposed of waste material at the Casmalia Disposal Site. The Company intends to continue to vigorously pursue dismissal from this matter.

     Other Environmental Proceedings

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM will issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership estimates that the costs of the remediation program being proposed by the Partnership for the Seymour terminal will not exceed the amount accrued therefore (approximately $0.8 million at December 31, 1998). In the opinion of the Company, the completion of the remediation program being proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

         The Partnership received a compliance order from the Louisiana Department of Environmental Quality ("DEQ") during 1994 relative to potential environmental contamination at the Partnership's Arcadia, Louisiana facility, which may be attributable to the operations of the Partnership and adjacent petroleum terminals of other companies. The Partnership and all adjacent terminals have been assigned to the Groundwater Division of DEQ, in which a consolidated plan will be developed. The Partnership has finalized a negotiated Compliance Order with DEQ that will allow the Partnership to continue with a remediation plan similar to the one previously agreed to by DEQ and implemented by the Company. In the opinion of the General Partner, the completion of the remediation program being proposed by the Partnership will not have a future material adverse impact on the Partnership.

SAFETY REGULATION

         The Partnership is subject to regulation by the United States Department of Transportation ("DOT") under the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA") and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of its pipeline facilities. HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to make certain reports and provide information as required by the Secretary of Transportation. The Partnership believes it is in material compliance with HLPSA requirements.

         The Partnership is also subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The Partnership believes it is in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures.

         The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes require the Partnership to organize and disclose information about the hazardous materials used in its operations. Certain parts of this information must be reported to employees, state and local governmental authorities, and local citizens upon request. In general, the Partnership expects to increase its expenditures during the next decade to comply with higher industry and regulatory safety standards such as those described above. Such expenditures cannot be accurately estimated at this time, although the General Partner does not believe that they will have a future material adverse impact on the Partnership.

         The Partnership is subject to OSHA Process Safety Management ("PSM") regulations which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable, or explosive chemicals. These regulations apply to any process which involves a chemical at or above the specified thresholds; or any process which involves a flammable liquid or gas, as defined in the regulations, stored on site in one location, in a quantity of 10,000 pounds or more. The Partnership utilizes certain covered processes and maintains storage of LPGs in pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks below their normal boiling point without benefit of chilling or refrigeration are exempt. The Partnership believes it is in material compliance with the PSM regulations.

EMPLOYEES

         The Partnership does not have any employees, officers or directors. The General Partner is responsible for the management of the Partnership. As of December 31, 1998, the General Partner had 515 employees.

ITEM 3. LEGAL PROCEEDINGS

         The Partnership has been, in the ordinary course of business, a defendant in various lawsuits and a party to various legal proceedings, some of which are covered in whole or in part by insurance. The General Partner believes that the outcome of such lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on the Partnership's financial condition, operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED PARTNERSHIP INTEREST MATTERS

         TEPPCO Partners, L.P. owns a 98.9899% interest as the sole limited partner interest and Texas Eastern Products Pipeline Company owns a 1.0101% general partner interest in the Partnership. There is no established public trading market for the Partnership ownership interests.

         The Partnership makes quarterly cash distributions of its Available Cash, as defined by the Partnership Agreements. Available Cash consists generally of all cash receipts less cash disbursements and cash reserves necessary for working capital, anticipated capital expenditures and contingencies the General Partner deems appropriate and necessary.

         The Partnership is a limited partnership that is not subject to federal income tax. Instead, the partners are required to report their allocable share of the Partnership's income, gain, loss, deduction and credit, regardless of whether the Partnership makes distributions.

ITEM 6. SELECTED FINANCIAL DATA

         The following tables set forth, for the periods and at the dates indicated, selected consolidated financial and operating data for the Partnership. The financial data was derived from the consolidated financial statements of the Partnership and should be read in conjunction with the Partnership's audited consolidated financial statements included in the Index to Financial Statements on page F-1 of this report. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------------
                                                       1998            1997            1996            1995            1994
                                                    ----------      ----------      ----------      ----------      ----------
                                                            (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS AND OPERATING DATA)
INCOME STATEMENT DATA:
   Operating revenues:
      Transportation -- refined products .........  $  119,854      $  107,304      $   98,641      $   96,190      $   89,442
      Transportation -- LPGs .....................      60,902          79,371          80,219          70,576          73,458
      Mont Belvieu operations ....................      10,880          12,815          11,811          13,570          12,290
      Other ......................................      20,147          22,603          25,354          23,380          22,112
                                                    ----------      ----------      ----------      ----------      ----------
       Total operating revenues ..................     211,783         222,093         216,025         203,716         197,302
   Operating expenses ............................     107,102         106,771         105,182         103,938          94,337
   Depreciation and amortization .................      26,040          23,772          23,409          23,286          23,063
                                                    ----------      ----------      ----------      ----------      ----------
   Operating income ..............................      78,641          91,550          87,434          76,492          79,902
   Interest expense -- net .......................     (28,982)        (32,229)        (33,534)        (34,987)        (36,076)
   Other income -- net ...........................       2,873           2,604           5,346           5,689           3,189
                                                    ----------      ----------      ----------      ----------      ----------
   Income before extraordinary item ..............      52,532          61,925          59,246          47,194          47,015
   Extraordinary loss on debt extinguishment(1) ..     (73,509)             --              --              --              --
                                                    ----------      ----------      ----------      ----------      ----------
   Net income (loss) .............................  $  (20,977)     $   61,925      $   59,246      $   47,194      $   47,015
                                                    ==========      ==========      ==========      ==========      ==========
BALANCE SHEET DATA (AT PERIOD END):
   Property, plant and equipment -- net ..........  $  567,566      $  567,681      $  561,068      $  533,470      $  540,577
   Total assets ..................................     696,486         673,909         671,241         669,915         665,331
   Long-term debt (net of current maturities) ....     427,722         309,512         326,512         339,512         349,512
   Partners' capital .............................     228,138         306,060         293,274         279,202         272,350
CASH FLOW DATA:
   Net cash from operations ......................  $   83,915      $   83,604      $   86,121      $   78,456      $   70,082
   Capital expenditures ..........................     (22,710)        (32,931)        (51,264)        (25,967)        (20,826)
   Cash investments -- net .......................       2,357          18,860           4,148           6,527         (41,776)
   Distributions .................................     (56,774)        (49,042)        (45,174)        (40,342)        (34,720)


-------------------
(1) Extraordinary item reflects the loss related to the early extinguishment of the First Mortgage Notes on January 27, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following information is provided to facilitate increased understanding of the 1998, 1997 and 1996 consolidated financial statements and accompanying notes of the Partnership included in the Index to Financial Statements on page F-1 of this report. Material period-to-period variances in the consolidated statements of income are discussed under "Results of Operations." The "Financial Condition and Liquidity" section analyzes cash flows and financial position. Discussion included in "Other Matters" addresses key trends, future plans and contingencies. Throughout these discussions, management addresses items that are reasonably likely to materially affect future liquidity or earnings.

         The Partnership is involved in the transportation, storage and terminaling of petroleum products and the fractionation of NGLs. Revenues are derived from the transportation of refined products and LPGs, the storage and short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas, complex, sale of product inventory and other ancillary services. Labor and electric power costs comprise the two largest operating expense items of the Partnership. Operations are somewhat seasonal with higher revenues generally realized during the first and fourth quarters of each year. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating.

RESULTS OF OPERATIONS

         For the year ended December 31, 1998, the Partnership reported a net loss of $21.0 million. The net loss included an extraordinary loss for early extinguishment of debt of $73.5 million. Excluding the extraordinary loss, net income for the year would have been $52.5 million, compared with net income of $61.9 million for 1997. The $9.4 million decrease in income before loss on debt extinguishment resulted primarily from a $12.9 million decrease in operating income, partially offset by a $3.2 million decrease in interest expense, net of capitalized interest.

         Net income for the year ended December 31, 1997 increased 5% to $61.9 million, compared with net income of $59.2 million for the year ended December 31, 1996. The increase in net income resulted from a $6.1 million increase in operating revenues and a $1.3 million decrease in interest expense, net of capitalized interest. These increases were partially offset by a $2.0 million increase in costs and expenses, and a $2.7 million decrease in other income - net. See discussion below of factors affecting net income for the comparative periods.

   Volume and average tariff information for 1998, 1997 and 1996 is presented below:

                                                                                             PERCENTAGE
                                                                                              INCREASE
                                                      YEARS ENDED DECEMBER 31,               (DECREASE)
                                                ----------------------------------     -----------------------
                                                  1998         1997         1996         1998           1997
                                                --------     --------     --------     --------       --------
                                                         (IN THOUSANDS, EXCEPT TARIFF INFORMATION)
Volumes Delivered
   Refined products .......................      130,467      119,971      115,262            9%             4%
   LPGs ...................................       32,048       41,991       41,640          (24%)            1%
   Mont Belvieu operations ................       25,072       27,869       22,522          (10%)           24%
                                                --------     --------     --------     --------       --------
      Total ...............................      187,587      189,831      179,424           (1%)            6%
                                                ========     ========     ========     ========       ========

Average Tariff per Barrel
   Refined products .......................     $   0.92     $   0.89     $   0.86            3%             3%
   LPGs ...................................         1.90         1.89         1.93            1%            (2%)
   Mont Belvieu operations ................         0.16         0.15         0.17            7%           (12%)
      Average system tariff per barrel ....     $   0.98     $   1.00     $   1.02           (2%)           (2%)
                                                ========     ========     ========     ========       ========

   1998 Compared to 1997

         Operating revenues for the year ended 1998 decreased 5% to $211.8 million from $222.1 million for the year ended 1997. This $10.3 million decrease resulted from an $18.5 million decrease in LPGs transportation revenues, a $2.5 million decrease in other operating revenues and a $1.9 million decrease in revenues generated from Mont Belvieu operations, partially offset by a $12.6 million increase in refined products transportation revenues.

         Refined products transportation revenues increased $12.6 million for the year ended December 31, 1998, compared with the prior year, as a result of the 9% increase in volumes delivered and a 3% increase in the refined products average tariff per barrel. The 9% increase in volumes delivered in 1998 was attributable to (i) favorable Midwest price differentials for motor fuel, distillate, jet fuel and natural gasoline; and (ii) the full-period impact of capacity expansions of the mainline System between El Dorado, Arkansas, and Seymour, Indiana, the Ark-La-Tex System between Shreveport, Louisiana, and El Dorado, and the connection to the Colonial pipeline at Beaumont, Texas. The 3% increase in the refined products average tariff per barrel reflects new tariff structures for volumes transported on the expanded portion of the Ark-La-Tex system and barrels originating from the pipeline connection with Colonial's pipeline.

         LPGs transportation revenues decreased $18.5 million for the year ended December 31, 1998, compared with the prior year, due to a 24% decrease in volumes delivered, partially offset by a 1% increase in the LPGs average tariff per barrel. Propane revenues decreased $16.7 million, or 25%, from the prior year primarily due to decreased propane deliveries in the Midwest and Northeast market areas attributable to warmer winter and spring weather during 1998 and unfavorable differentials versus competing Canadian product. Butane revenues decreased $1.7 million, or 13%, from the prior year due primarily to unfavorable blending economics in the Midwest and termination of a throughput agreement during the second quarter of 1998. Decreased petrochemical demand along the upper Texas Gulf Coast resulted in a 32% decrease in short-haul propane deliveries. The 1% increase in the LPGs average tariff per barrel resulted from an increase in 1998 of the ratio of long-haul to short-haul propane deliveries.

         Revenues generated from Mont Belvieu operations decreased $1.9 million for the year ended December 31, 1998, compared with the prior year, primarily due to lower storage revenue, lower product receipt charges and decreased propane dehydration fees. Additionally, Mont Belvieu shuttle deliveries decreased 10% during the year ended 1998, compared with the prior year, due to lower petrochemical and refinery demand for LPGs along the upper Texas Gulf Coast. The decrease in the Mont Belvieu shuttle deliveries was largely offset by a 7% increase in the average tariff per barrel attributable to a lower percentage in 1998 of contract deliveries, which generally carry lower tariffs.

         Other operating revenues decreased $2.5 million during the year ended December 31, 1998, compared with 1997, primarily due to decreased product inventory volumes sold, unfavorable product location exchange differentials incurred to position system inventory, lower amounts of butane received in the Midwest for summer storage and decreased terminaling revenues. These decreases were partially offset by $5.5 million of operating revenues from the fractionator facilities acquired on March 31, 1998.

         Costs and expenses increased $2.6 million during the year ended December 31, 1998, compared with the prior year, due to a $3.7 million increase in operating, general and administrative expenses and a $2.3 million increase in depreciation and amortization charges, partially offset by a $3.0 million decrease in operating fuel and power expense and a $0.4 million decrease in taxes - other than income. The increase in operating, general and administrative expenses was primarily attributable to $3.4 million of expense to write down the book-value of product inventory to market-value, credits of $3.0 million recorded during 1997 for insurance recovery of past litigation costs related to the Seymour terminal, a $0.9 million increase in expenses related to Year 2000 activities, $0.6 million of expense related to the fractionator facilities acquired on March 31, 1998, and increased product measurement losses. These increases in operating, general and administrative expenses were partially offset by expenses recorded for environmental remediation at the Partnership's Seymour, Indiana, terminal in the third quarter of 1997, and lower supplies and services related to pipeline operations and maintenance. Depreciation and amortization expense increased as a result of amortization of the value assigned to the Fractionation Agreement beginning on March 31, 1998, and capital additions placed in service. Operating fuel and power expense decreased from the prior year due primarily to increased mainline pumping efficiencies, lower long-haul LPGs volumes and lower summer peak power rates in Arkansas.

         Interest expense decreased $3.9 million during the year ended December 31, 1998, compared with 1997, as a result of the repayment on January 27, 1998 of the remaining $326.5 million principal balance of the First Mortgage Notes, partially offset by interest expense on the $390.0 million principal amount of the Senior Notes issued on January 27, 1998, and interest expense on the $38.0 million term-loan used to finance the purchase of the fractionation assets on March 31, 1998. The weighted average interest rate of the $326.5 million principal amount of the First Mortgage Notes was 10.09%, compared with the weighted average interest rate of the $390.0 million principal amount of the Senior Notes of 7.02%. The interest rate on the $38.0 million term loan is 6.53%. Interest capitalized decreased $0.7 million from the prior year as a result of lower construction balances related to capital projects.

         Other income - net increased during the year ended December 31, 1998, compared with the prior year, as a result of a $0.4 million gain on the sale of non-carrier assets in June 1998 and a $0.5 million loss on the sale of non-carrier assets in August 1997. These factors were partially offset by lower interest income earned on cash investments in 1998.

    1997 Compared to 1996

         Operating revenues for the year ended 1997 increased 3% to $222.1 million from $216.0 million for the year ended 1996. This $6.1 million increase resulted from a $8.7 million increase in refined products transportation revenues and a $1.0 million increase in revenues generated from Mont Belvieu operations, partially offset by a $0.8 million decrease in LPGs transportation revenues and a $2.7 million decrease in other operating revenues.

         Refined products transportation revenues increased $8.7 million for the year ended December 31, 1997, compared with the prior year, as a result of the 4% increase in volumes delivered and a 3% increase in the refined products average tariff per barrel. The 4% increase in volumes delivered in 1997 was attributable to the capacity expansion of the mainline System between El Dorado, Arkansas, and Seymour, Indiana, which was completed during the first quarter of 1997; capacity expansion of the Ark-La-Tex System between Shreveport, Louisiana, and El Dorado, which was placed in service on March 31, 1997; and the connection to the Colonial pipeline, which was placed in service on May 1, 1997. Also, jet fuel deliveries increased to 22.4 million barrels due to a full year of deliveries to the United States Air Force Base near Little Rock, Arkansas, which was completed in June 1996, as well as higher demand from commercial airlines in the Midwest. Distillate and natural gasoline deliveries increased during 1997 as a result of higher demand in the Midwest market area. MTBE deliveries at the marine terminal near Beaumont, Texas increased in 1997 as a result of higher production along the upper Texas Gulf Coast. The 3% increase in the refined products average tariff per barrel in 1997 was primarily attributable to new tariff structures for volumes transported on the Ark-La-Tex System and volumes originating from the Colonial pipeline connection.

         LPGs transportation revenues decreased $0.8 million for the year ended December 31, 1997, compared with the prior year, due to a 2% decrease in the LPGs average tariff per barrel, partially offset by a 1% increase in volumes delivered. Long-haul propane deliveries were lower than in the prior year because of warmer winter weather in the Northeast during the first and fourth quarters of 1997. These decreases were partially offset by stronger demand for butane as a refinery feedstock due to the resumption during the second quarter of 1997 of operations at a Northeast refinery that was shut down during early 1996. Increased petrochemical demand along the upper Texas Gulf Coast resulted in a 17% increase in short-haul propane deliveries. The 2% decrease in the LPGs average tariff per barrel resulted from an increase in 1997 of the ratio of short-haul to long-haul propane deliveries.

         Revenues generated from Mont Belvieu operations increased $1.0 million for the year ended December 31, 1997, compared with the prior year, due primarily to higher terminaling fees on butane received into the system, increased propane dehydration fees and higher petrochemical demand for LPGs along the upper Texas Gulf Coast. The decrease in the Mont Belvieu operations average tariff per barrel was due to a higher percentage in 1997 of contract deliveries, which generally carry lower tariffs.

         Other operating revenues decreased $2.7 million during the year ended December 31, 1997, compared with 1996, as a result of lower volumes of product sold in 1997, lower propane imports at the Partnership's marine terminal at Providence, Rhode Island, reduced refined products storage volumes and write-downs of product inventory values as a result of higher volumes of product blends in 1997. These decreases were partially offset by increased terminaling revenues.

         Costs and expenses increased $2.0 million during the year ended December 31, 1997, compared with the prior year, due to a $2.4 million throughput-related increase in operating fuel and power expense, a $1.0 million increase in taxes - other than income taxes and a $0.4 million increase in depreciation and amortization charges, partially offset by a $1.8 million decrease in operating, general and administrative expenses. The increase in taxes - other than income taxes, was due primarily to higher property tax assessments in 1997 and increased sales taxes in 1997. The decrease in operating, general and administrative expenses was primarily attributable to credits of $3.0 million recorded during 1997 for insurance reimbursement of past litigation costs related to the Seymour terminal, decreased outside service costs for System maintenance and lower product measurement losses in 1997. The decrease in operating, general and administrative expenses was partially offset by increased labor and benefits expense and rental expense of the Colonial capacity lease.

         Interest expense decreased $1.2 million during the year ended December 31, 1997, compared with 1996, due to the $13.0 million principal payment on the First Mortgage Notes in March 1997. Interest capitalized increased $0.1 million over the prior year as a result of higher construction balances related to capital projects, which commenced during 1996, and were completed during 1997.

         Other income - net decreased during the year ended December 31, 1997, compared with the prior year, due primarily to lower interest income earned on cash balances as a result of lower cash balances during 1997, and a $0.5 million loss recorded on the sale of the Partnership's Arkansas City, Arkansas, terminal.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the year ended December 31, 1998, totaled $83.9 million, comprised primarily of $78.6 million of income before extraordinary loss on early extinguishment of debt and charges for depreciation and amortization, and $5.3 million of cash provided from working capital changes. This compares with cash flows from operations of $83.6 million for the year ended 1997, which was comprised of $85.7 million of income before charges for depreciation and amortization, partially offset by $2.1 million used for working capital changes. The increase in cash provided by working capital changes in 1998, as compared to the prior year, was primarily attributable to collection of receivable balances. Net cash from operations for the year ended December 31, 1996 totaled $86.1 million, which was comprised of $82.7 million of income before charges for depreciation and amortization and $3.4 million of cash provided by other working capital changes. Net cash from operations includes interest payments of $27.0 million, $33.6 million and $34.7 million for each of the years ended 1998, 1997 and 1996, respectively.

         The Partnership routinely invests excess cash in liquid investments as part of its cash management program. Investments of cash in discounted commercial paper and Eurodollar time deposits with original maturities at date of purchase of 90 days or less are included in cash and cash equivalents. Short-term investments of cash consist of investment-grade corporate notes with maturities during 1999. Long-term investments are comprised of investment-grade corporate notes with varying maturities between 2000 and 2003. Interest income earned on all investments is included in cash from operations. Cash flows from investing activities included proceeds from investments of $3.1 million, $25.0 million and $18.6 million for each of the years ended 1998, 1997 and 1996, respectively. Cash flows from investing activities also included additional investments of $0.7 million, $6.2 million and $14.4 million for each of the years ended 1998, 1997 and 1996, respectively. Cash balances related to the investment of cash and proceeds from the investment of cash were $46.5 million, $56.1 million and $65.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         Capital expenditures totaled $22.7 million for the year ended December 31, 1998, compared with capital expenditures of $32.9 million for the year ended December 31, 1997. The decrease in 1998 reflects lower spending for revenue-generating projects due to higher construction costs incurred in 1997 for completion of expansion projects started in 1996. Such projects included the replacement of approximately 54 miles of an 8-inch diameter line with a 10-inch diameter line between Shreveport, Louisiana, and El Dorado, Arkansas, which was placed in service on March 31, 1997; pipeline modifications to increase mainline capacity by 50,000 barrels per day between El Dorado and Seymour, Indiana, which was completed during the first quarter of 1997; and expenditures to complete the pipeline connection to Colonial Pipeline Company's ("Colonial") pipeline at Beaumont, Texas, which was placed in service on May 1, 1997. Capital expenditures for 1996 totaled $51.3 million. The large amount of capital expenditures in 1996 related to the projects identified above. Capital expenditures for System integrity projects and for sustaining existing operations totaled $20.3 million, $18.9 million and $12.1 million for each of the years ended 1998, 1997 and 1996, respectively.

         The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion or as required by the terms of the Notes. Generally, distributions are made 98.9899% to the Parent Partnership and 1.0101% to the general partner. For the years ended December 31, 1998, 1997 and 1996, cash distributions totaled $56.8 million, $49.0 million and $45.2 million, respectively. The distribution increases reflect the Partnership's success in improving cash flow levels. On February 5, 1999, the Partnership paid a cash distribution of $14.7 million for the quarter ended December 31, 1998.

         On January 27, 1998, the Partnership completed the issuance of $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). The 6.45% Senior Notes due 2008 are not subject to redemption prior to January 15, 2008. The 7.51% Senior Notes due 2028 may be redeemed at any time after January 15, 2008, at the option of the Partnership, in whole or in part, at a premium. Net proceeds from the issuance of the Senior Notes totaled approximately $386 million and was used to repay in full the $61.0 million principal amount of the 9.60% Series A First Mortgage Notes, due 2000, and the $265.5 million principal amount of the 10.20% Series B First Mortgage Notes, due 2010. The premium for the early redemption of the First Mortgage Notes totaled $70.1 million. The repayment of the First Mortgage Notes and the issuance of the Senior Notes reduced the level of cash required for debt service until 2008. The Partnership recorded an extraordinary charge of $73.5 million during the first quarter of 1998, which represents the redemption premium of $70.1 million and unamortized debt issue costs related to the First Mortgage Notes of $3.4 million.

         The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations of the Partnership and will rank on a parity with all other unsecured and unsubordinated indebtedness of the Partnership. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting (i) the creation of liens securing indebtedness and (ii) sale and leaseback transactions. However, the indenture does not limit the Partnership's ability to incur additional indebtedness.

         In connection with the purchase of the fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado received a $38 million bank loan from SunTrust Bank. Proceeds from the loan were received on April 21, 1998. The loan bears interest at a rate of 6.53%, which is payable quarterly. The principal balance of the loan is payable in full on April 21, 2001.
The Partnership is guarantor on the loan.

OTHER MATTERS

     Regulatory and Environmental

         The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes the operations of the Pipeline System are in material compliance with applicable environmental regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Pipeline System, could result in substantial costs and liabilities to the Partnership. The Partnership does not anticipate that changes in environmental laws and regulations will have a material adverse effect on its financial position, operations or cash flows in the near term.

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM will issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership estimates that the costs of the remediation program being proposed by the Partnership for the Seymour terminal will not exceed the amount accrued therefore (approximately $0.8 million at December 31, 1998). In the opinion of the Company, the completion of the remediation program being proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

     Year 2000 Issues

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership is utilizing both internal and external resources to identify, test, remediate or replace all non-compliant computerized systems and applications. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership incurred approximately $1.3 million of expense during 1997 and 1998 related to the Year 2000 issue. The Company estimates the remaining amounts required to address the Year 2000 issue will be approximately $4.0 million. A portion of such costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of expenditures has been accelerated due to the Year 2000 issue. Although the Company believes this estimate to be reasonable, due to the complexities of the Year 2000 issue, there can be no assurance that the actual costs to address the Year 2000 issue will not be significantly greater.

         The Partnership has adopted a three-phase Year 2000 program consisting of: Phase I Preliminary Assessment; Phase II - Detailed Assessment and Remediation Planning; and Phase III - Remediation Activities and Testing. The Partnership has completed Phase I; Phase II is nearing completion; and Phase III is ongoing. Remediation Activities and Testing for systems deemed most critical are scheduled to be completed by mid-1999, with testing of all process controls and business computer systems completed during the third quarter of 1999.

         With respect to its third-party relationships, the Partnership has contacted its suppliers and service providers to assess their state of Year 2000 readiness. Information continues to be updated regularly, thus the Partnership anticipates receiving additional information in the near future that will assist in determining the extent to which the Partnership may be vulnerable to those third parties' failure to remediate their Year 2000 issues. However, there can be no assurance that the systems of other companies, on which the Partnership's systems rely, will be timely converted, or converted in a manner that is compatible with the Partnership's systems, or that any such failures by other companies would not have a material adverse effect on the Partnership.

         Despite the Partnership's efforts to address and remediate its Year 2000 issue, there can be no assurance that all process controls and business computer systems will continue without interruption through January 1, 2000 and beyond. The complexity of identifying and testing all embedded microprocessors that are installed in hardware throughout the pipeline system used for process or flow control, transportation, security, communication and other systems may result in unforeseen operational failures. Although the amount of potential liability and lost revenue cannot be estimated, failures that result in substantial disruptions of business activities could have a material adverse effect on the Partnership. In order to mitigate potential disruptions, the Partnership will complete contingency plans for its critical systems, processes and external relationships by mid-fourth quarter of 1999.

     Other

         During June 1997, the Partnership filed rate increases on selective refined products tariffs and LPGs tariffs, averaging 1.7%. These rate increases became effective July 1, 1997 without suspension or refund obligation. On July 1, 1998, general rate decreases of 0.62% for both refined products tariffs and LPGs tariffs became effective. The rate decreases were calculated pursuant to the index methodology promulgated by the FERC.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for and disclosures of derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Partnership does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

         In February 1999, the Partnership announced plans to construct three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The anticipated completion date is the fourth quarter of 2000. The cost of this project is expected to total approximately $72 million. Approximately $43 million is expected to be incurred in 1999, with the remainder in 2000. The Partnership expects the majority of this project will be financed through external borrowings.

         The matters discussed herein include "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that the Partnership expects or anticipates will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Partnership's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Partnership in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Partnership's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Partnership, competitive actions by other pipeline companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Partnership. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that actual results or developments anticipated by the Partnership will be realized or, even if realized, that they will have the expected consequences to or effect on the Partnership or its business or operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         At December 31, 1998, the Partnership's had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). Additionally, the Partnership's had a $38 million bank loan outstanding from SunTrust Bank. The SunTrust loan bears interest at a fixed rate of 6.53% and is payable in full in April 2001. At December 31, 1998, the estimated fair value of the Senior Notes and the SunTrust loan was approximately $406.6 million and $39.3 million, respectively.

         The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. Recognized gains and losses related to futures contracts which qualify as hedges are recognized in income when the related inventory transactions are completed. Gains and losses related to futures contracts, to the extent settled in cash, are reported as a component of product inventory in the consolidated balance sheet until recognized as income. At December 31, 1998, there were no outstanding futures contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Partnership, together with the independent auditors' report thereon of KPMG LLP, begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership does not have directors or officers. Set forth below is certain information concerning the directors and executive officers of the General Partner. All directors of the General Partner are elected annually by Duke Energy. All officers serve at the discretion of the directors.

         William L. Thacker, age 53, was elected a director of the General Partner in 1992 and Chairman of the Board in October 1997. Mr. Thacker was elected President and Chief Operating Officer in September 1992 and Chief Executive Officer in January 1994. Prior to joining the Company, Mr. Thacker was President of Unocal Pipeline Company from 1986 until 1992.

         Fred J. Fowler, age 53, is Vice Chairman of the Board of the General Partner and is Chairman of the Compensation Committee. He was elected a director in November 1998. Mr. Fowler is group president, energy transmission of Duke Energy. Mr. Fowler joined PanEnergy in 1985 and served in a variety of positions in marketing, transportation and exchange. He was appointed group vice president of PanEnergy in 1996.

         Richard J. Osborne, age 48, was elected a director of the General Partner in October 1998. Mr. Osborne is executive vice president and chief financial officer of Duke Energy. He previously served as vice president and chief financial officer of Duke Energy from 1991 to 1997. Mr. Osborne joined Duke Energy in 1975.

         Jim W. Mogg, age 50, was elected a director of the General Partner in October 1997. Mr. Mogg is president and chief executive officer of Duke Energy Field Services, Inc. Mr. Mogg was previously president of Centana Energy Corporation and senior vice president for Panhandle Eastern Pipe Line Company. Mr. Mogg joined Panhandle Eastern Pipe Line Company in 1973.

         Ruth G. Shaw, age 51, was elected a director of the General Partner in December 1997. Ms. Shaw is executive vice president and chief administrative officer of Duke Energy. Ms. Shaw joined Duke Power Company in 1992 as vice president of corporate communications. In April 1994, she was elected senior vice president, corporate resources and chief administrative officer. Ms. Shaw is a director of First Union Corp. and Avado Brands, Inc.

         Carl D. Clay, age 66, is a director of the General Partner and a member of the Compensation and Audit Committees. He was elected in January 1995. Mr. Clay retired from Marathon Oil Company in 1994 after 33 years during which he served as director of transportation and logistics and president of Marathon Pipe Line Company.

         Derrill Cody, age 60, is a director of the General Partner having been elected in 1989. He is the Chairman of the Audit Committee and serves on the Compensation Committee of the General Partner. Mr. Cody is presently of counsel to McKinney, Stringer & Webster, P.C., which represents Duke Energy in certain matters. He is also an advisor to Duke Energy pursuant to a personal contract. Mr. Cody served as Chief Executive Officer of Texas Eastern Gas Pipeline Company from 1987 to 1989. Mr. Cody is also a director of Barrett Resources Corporation.

         John P. DesBarres, age 59, is a director of the General Partner, having been elected in May 1995. He is a member of the Compensation and Audit Committees. Mr. DesBarres was formerly chairman, president and chief executive officer of Transco Energy Company from 1992 to 1995. He joined Transco in 1991 as president and chief executive officer. Prior to joining Transco, Mr. DesBarres served as chairman, president and chief executive officer for Santa Fe Pacific Pipelines, Inc. from 1988 to 1991.

         Milton Carroll, age 49, was elected a director of the General Partner in November 1997 and is a member of the Compensation and Audit Committees. Mr. Carroll founded and has been president and chief executive officer of Instrument Products, Inc., a manufacturer of oil field tools and other precision products, since 1977. Mr. Carroll is a director of Reliant Energy, Seagull Energy Corp., and Blue Cross Blue Shield of Texas.

         Charles H. Leonard, age 50, is Senior Vice President, Chief Financial Officer and Treasurer of the General Partner. Mr. Leonard joined the Company in 1988 as Vice President and Controller. In November 1989, he was elected Vice President and Chief Financial Officer. He was elected Senior Vice President in March 1990, and Treasurer in October 1996.

         James C. Ruth, age 51, is Vice President, General Counsel and Secretary of the General Partner, having been elected in 1991. He was elected as Secretary in 1998. Mr. Ruth was Vice President and Assistant General Counsel of the General Partner from 1989 to 1991.

         Thomas R. Harper, age 58, is Vice President, Product Transportation and Refined Products Marketing of the General Partner. Mr. Harper joined the Company in 1987 as Director of Product Transportation, and was elected to his present position in 1988.

         David L. Langley, age 51, is Vice President, Business Development and LPG Services of the General Partner. Mr. Langley has been with the Company in various managerial positions since 1975 and was elected Vice President, LPG Business Center, in 1988. He was elected to his current position in 1990.

         O. Horton Cunningham, age 50, is Vice President, Technical Services, of the General Partner, having been elected in October 1996. Mr. Cunningham served as Vice President, Operations, from 1990 until October 1996. Mr. Cunningham joined the Company in 1987 as Manager of Environmental Affairs and was promoted to Director of Safety and Environmental Affairs in 1988 and Director of Engineering and Compliance in 1989.

         Ernest P. Hagan, age 54, is Vice President, Operations, of the General Partner, having been elected in October 1996. Mr. Hagan was previously Director of Engineering and Right-of-Way from 1994 until October 1996, and from 1986 until 1994 he was Region Manager of the Southwest Region. Mr. Hagan joined the Company in 1971.

         Sharon S. Stratton, age 60, is Vice President, Human Resources of the General Partner, having been elected in January 1999. Ms. Stratton served as Director, Human Resources of the General Partner from 1992 to 1998. She previously served in a variety of human resource positions with PanEnergy. Ms. Stratton joined PanEnergy in 1976.

         J. Michael Cockrell, age 52, is Vice President of the General Partner, having been elected in January 1999. Mr. Cockrell also serves as President of TEPPCO Crude Oil, LLC ("TCO"). He joined PanEnergy in 1987 and served in a variety of positions in supply and development, including president of Duke Energy Transport and Trading Company.

         William S. Dickey, age 41, is Vice President of the General Partner, having been elected in January 1999. Mr. Dickey also serves as Senior Vice President and Chief Financial Officer of TCO. He previously served as vice president and chief financial officer of Duke Energy Field Services from 1994 to 1998. Mr. Dickey joined PanEnergy in 1987.

         Based on information furnished to the Company and written representation that no other reports were required, to the Company's knowledge, all applicable Section 16(a) filing requirements were complied with during the year ended December 31, 1998, except that one such report covering one transaction in Limited Partner Units of the Parent Partnership was filed late by Ruth G. Shaw.

ITEM 11. EXECUTIVE COMPENSATION

         The officers of the General Partner manage and operate the Partnership's business. The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership's operations, but instead reimburses the General Partner for the services of such persons.

         Directors of the General Partner who are neither officers nor employees of either the Company or Duke Energy receive a stipend of $15,000 per annum, $750 for attendance at each meeting of the Board of Directors, $750 for attendance at each meeting of a committee of the Board of Directors and reimbursement of expenses incurred in connection with attendance at a meeting of the Board of Directors or a committee of the Board of Directors. Each outside director who serves as chairman of a committee of the Board of Directors receives an additional stipend of $2,000 per annum.

         Messrs. Thacker, Fowler, Mogg and Osborne and Ms. Shaw were not compensated for their services as directors, and it is not anticipated that any compensation for service as a director will be paid in the future to directors who are full-time employees of Duke Energy, the General Partner or any of their affiliates.

         The following table reflects cash compensation paid or accrued by the General Partner for the years ended December 31, 1998, 1997 and 1996, with respect to its Chief Executive Officer and the executive officers (collectively, the "Named Executive Officers").

                                   SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM COMPENSATION
                                                                                 ---------------------------
                                                                                     AWARDS       PAYOUTS
                                           ANNUAL COMPENSATION         OTHER     ------------- -------------
                                       ----------------------------    ANNUAL     SECURITIES    LTICP AND     ALL OTHER
         NAME AND                                            BONUS  COMPENSATION  UNDERLYING    1994 LTIP    COMPENSATION
    PRINCIPAL POSITION                 YEAR    SALARY($)     ($)(1)    ($)(2)    OPTIONS(#)(3) PAYOUTS($)(4)   ($)(5)
    ------------------                 ----    ---------    -------   -------    ------------- -------------  -------
William L. Thacker ...............     1998     250,000      86,400      77,114      39,000     148,858      24,666
     Chairman, President and           1997     237,708      98,200      78,551       8,800     358,168      21,529
     Chief Executive Officer           1996     224,667     107,500      79,988          --     113,447      19,723

Charles H. Leonard ...............     1998     149,333      39,200      14,820      12,000      95,331      13,406
Senior Vice President, Chief           1997     145,750      52,000      29,985          --      25,444      12,960
    Financial Officer and              1996     142,958      54,800      35,691          --      16,094      12,780
    Treasurer

James C. Ruth ....................     1998     138,333      36,200      38,557      12,000      41,095      15,079
    Vice President and                 1997     134,333      46,000      39,276          --      27,901      14,968
    General Counsel                    1996     130,417      48,600      39,994          --      20,052      13,506

O. Horton Cunningham .............     1998     134,333      35,000      36,147      12,000      42,551      14,513
    Vice President                     1997     130,333      43,000      36,821          --      27,029      11,799
                                       1996     126,000      45,300      37,495          --      23,597      11,052

David L. Langley .................     1998     134,333      34,800      23,134      12,000      50,516      12,968
    Vice President                     1997     129,292      42,800      23,565          --      52,028      12,992
                                       1996     123,750      47,800      23,997          --      20,080      12,000

Thomas R. Harper .................     1998     134,333      35,200      23,134      12,000      40,054      16,117
    Vice President                     1997     129,083      43,000      23,565          --      33,533      15,243
                                       1996     123,125      46,500      23,997          --      14,370      13,339

Ernest P. Hagan (6) ..............     1998     126,292      27,100          --      12,000          --      12,090
    Vice President                     1997     120,417      39,200          --       2,300          --      10,769
                                       1996      29,375       6,525          --          --          --       2,257

-------------
(1) Amounts represent bonuses accrued during the year under the Management Incentive Compensation Plan ("MICP"). Payments under the MICP were made in the subsequent year.

(2) Amounts shown for 1998, 1997 and 1996 are for quarterly distribution equivalents under the terms of the Company's Long Term Incentive Compensation Plan ("LTICP").

(3) Amounts represent awards pursuant to the Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan ("1994 LTIP"). See "Compensation Pursuant to General Partner Plans" for further discussion of the 1994 LTIP.

(4) Amounts represent the value of redemptions under the 1996 amendment to the LTICP and credits earned to Performance Unit accounts and options exercised under the terms of 1994 LTIP. Also, for Mr. Thacker in 1997 and 1996, amounts include crediting of phantom units awarded in a prior year under the terms of the LTICP.

(5) Includes amounts contributed by the Company for the Named Executive Officers under the Employees' Savings Plan of PanEnergy ("ESP") and under the PanEnergy Key Executive Deferred Compensation Plan, an unfunded, defined contribution plan that allows eligible employees to elect deferral of base salary and bonus, and receive matching Company contributions, whenever and to the extent that their participation in the

    ESP is limited by provisions of the Internal Revenue Code, and the imputed value of premiums paid by the Company for insurance on the Named Executive Officers' lives.

(6) Mr. Hagan was named Vice President, Operations, effective October 1, 1996. Amounts for 1996 represent compensation for the period October 1, 1996, through December 31, 1996.

EXECUTIVE EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         On September 1, 1992, William L. Thacker, Jr. and the Company entered into an employment agreement, which set a minimum base salary of $190,000 per year. The Company may terminate the employment agreement for cause, death or disability. In addition, the Company or Mr. Thacker may terminate the agreement upon written notice. Additionally, the Company granted 16,000 phantom units with distribution equivalents to Mr. Thacker pursuant to the LTICP discussed below. Mr. Thacker participates in other Company sponsored benefit plans on the same basis as other senior executives of the Company.

         On December 1, 1998, the Company entered into employment agreements with O. Horton Cunningham, Ernest P. Hagan, Thomas R. Harper, David L. Langley, Charles H. Leonard and James C. Ruth. The agreements may be terminated for death, disability or by the Company with or without cause. In the event one of the named executives' employment is terminated due to death or disability or by the Company for cause, such executive is entitled only to base salary earned through the date of termination. In the event of termination for any other reason, such executive is entitled to base salary earned through the date of termination plus a lump sum severance payment equal to two times such executive's base annual salary and two times the current target bonus approved under the MICP by the Compensation Committee. In the event that an executive is involuntarily terminated following a change in control, such executive is entitled to a lump sum severance payment equal to two times his base annual salary plus two times his current target bonus.

COMPENSATION PURSUANT TO GENERAL PARTNER PLANS

     Management Incentive Compensation Plan

         The General Partner has established the MICP, which provides for the payment of additional cash compensation to participants if certain Partnership performance and personal objectives are met each year. The Compensation Committee (the "Committee") determines at the beginning of each year which employees are eligible to become participants in the MICP. Each participant is assigned a target award by the Committee. Such target award determines the additional compensation to be paid if all Partnership performance and personal objectives are met and all Minimum Quarterly Distributions have been made for the year. The amount of the awards may range from 10% to 56% of a participant's base salary. Awards are paid as soon as practicable following approval by the Committee after the close of a year.

       Long Term Incentive Compensation Plan

         The LTICP provides key employees with an incentive award based upon the grant of phantom units. The LTICP is administered by the Committee, which has sole and absolute discretion to determine the amount of an award. The credit of phantom units under the terms of the LTICP is contingent upon all cash distributions being made to the Unitholders of the Parent Partnership and the General Partner. The Committee may also establish performance targets for crediting of phantom units. The award consists of phantom units with a total market value, as of the date of the award, that may not exceed 100% of the base salary of a participant. The phantom units are credited to each participant at the rate of 10% per year beginning on the first anniversary date of the award. A final credit of 60% of the phantom units awarded will occur on the fifth anniversary date of the award. The phantom units may be redeemed by a participant at any time following credit to a participant in accordance with terms and conditions prescribed by the Committee. The redemption price of the phantom units is based on the market value of a Limited Partner Unit of the Parent Partnership as of the date of redemption. In the event of a change of control, all phantom units awarded to a participant will be redeemed. Each participant also receives a quarterly distribution equivalent in cash based upon a percentage of the distributions to the General Partner for such quarter. In 1995, the LTICP was amended to require annual redemptions, effective January 1, 1996, of 20% of the phantom units previously credited to each participant. See Item 13, "Certain Relationships and Related Transactions."

     1994 Long Term Incentive Plan

         The 1994 LTIP provides key employees with an incentive award whereby a participant is granted an option to purchase Limited Partner Units of the Parent Partnership together with a stipulated number of Performance Units. Each Performance Unit creates a credit to a participant's Performance Unit account when earnings of the Parent Partnership exceed a threshold, which was $1.00, $1.25 and $1.875 per Limited Partner Unit for the awards made in 1994, 1995, and 1997, respectively. No Performance Unit awards were granted during 1996 and 1998. When earnings for a calendar year (exclusive of certain special items) exceed the threshold, the excess amount is credited to the participant's Performance Unit account. The balance in the account may be used to exercise Unit options granted in connection with the Performance Units or may be withdrawn two years after the underlying options expire, usually 10 years from the date of grant. Under the agreement for such Unit options, the options become exercisable in equal installments over periods of one, two, and three years from the date of the grant. Options may also be exercised by normal means once vesting requirements are met.

         The following table shows all grants of unit options of the Parent Partnership to the Named Executive Officers in 1998. No Stock appreciation rights (SARs) were granted to any Named Executive Officer in 1998 nor were the exercise prices on unit options previously awarded amended or adjusted.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                              INDIVIDUAL GRANTS
                              -----------------------------------------------------------------------------------
                                                                                                    GRANT DATE
                                NUMBER OF         PERCENT OF                                           VALUE
                                SECURITIES      TOTAL OPTIONS/                                    ---------------
                                UNDERLYING       SARS GRANTED      EXERCISE OR                      GRANT DATE
                               OPTIONS/SARS      TO EMPLOYEES      BASE PRICE      EXPIRATION         PRESENT
                               GRANTED(1)(#)    IN FISCAL YEAR      ($/UNIT)          DATE           VALUE(2)$
                              ---------------   --------------   -------------    ------------    ---------------
Mr. Thacker ..............        39,000             35            25.6875          1/18/08          $94,770
Mr. Leonard ..............        12,000             11            25.6875          1/18/08          $29,160
Mr. Ruth .................        12,000             11            25.6875          1/18/08          $29,160
Mr. Cunningham ...........        12,000             11            25.6875          1/18/08          $29,160
Mr. Langley ..............        12,000             11            25.6875          1/18/08          $29,160
Mr. Harper ...............        12,000             11            25.6875          1/18/08          $29,160
Mr. Hagan ................        12,000             11            25.6875          1/18/08          $29,160

--------------------

    (1) On January 16, 1998, Mr. Thacker was granted options to purchase 39,000 Limited Partner Units under the terms of the 1994 LTIP at an exercise price of $25.6875 per Limited Partner Unit, which was the fair market value of a Limited Partner Unit on the date of grant. Also on January 16, 1998, Messrs. Leonard, Ruth, Cunningham, Langley, Harper and Hagan were granted options to purchase 12,000 Limited Partner Units under the terms of the 1994 LTIP at an exercise price of $25.6875, which was the fair market value of a Limited Partner Unit on the date of grant. No Performance Units were granted in 1998.

    (2) Based on the Black-Scholes option valuation model. The key input variables used in valuing the options were: risk-free interest rate based on 6-year Treasury strips - 5.5%; dividend yield - 7.8%; Unit price volatility - 18%. Expected dividend yield and price volatility was based on historical Limited Partner Unit data. No adjustments for non-transferability or risk of forfeiture were made. The actual value, if any, a grantee amy realize will depend on the excess of the Limited Partner Unit price over the exercise price on the date the option is exercised, so that there is no assurance the value realized will be at or near the value estimated by the Black-Scholes model.

         The following table provides information concerning the unit options of the Parent Partnership exercised by each of the Named Executive Officers during 1998 and the value of unexercised unit options to the Named Executive Officers as of December 31, 1998. The value assigned to each unexercised, "in the money" option is based on the positive spread between the exercise price of such option and the fair market value of a Limited Partner Unit on December 31, 1998. The fair market value is the average of the high and low prices of a Limited Partner Unit on that date as reported in The Wall Street Journal. In assessing the value, it should be kept in mind that no matter what theoretical value is placed on an option on a particular date, its ultimate value will be dependent on the market value of the Parent Partnership's Limited Partner Unit price at a future date. The future value will depend in part on the efforts of the Named Executive Officers to foster the future success of the Partnership.

            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                  VALUE OF
                                                                                                 UNEXERCISED
                                                                    NUMBER OF SECURITIES        IN-THE MONEY
                                                                   UNDERLYING UNEXERCISED       OPTIONS/SARS
                                     SHARES                        OPTIONS/SARS AT FY-END       AT FY-END ($)
                                  ACQUIRED ON        VALUE            (#) EXERCISABLE/          EXERCISABLE/
NAME                              EXERCISE (#)     REALIZED($)       UNEXERCISABLE (1)          UNEXERCISABLE
------------------------------    -------------    -----------     -----------------------    ------------------
Mr. Thacker ....................         5,298        $68,065               22,164/44,896      $201,790/$16,216
Mr. Leonard ....................         2,800        $38,866               10,694/12,000           $113,290/$0
Mr. Ruth .......................           708         $9,472               11,592/12,000           $122,803/$0
Mr. Cunningham .................           708         $9,472               10,518/12,000           $111,425/$0
Mr. Langley ....................         2,000        $26,757                6,000/12,000            $63,563/$0
Mr. Harper .....................         1,218        $16,295               10,632/12,000           $112,633/$0
Mr. Hagan ......................            --             --                  759/13,541         $2,087/$4,238

    (1) Future exercisability of currently unexercisable options depends on the grantee remaining employed by the Company throughout the vesting period of the options, subject to provisions applicable at retirement, death, or total disability.

     1997 Employee Incentive Compensation Plan

         The General Partner has adopted the 1997 Employee Incentive Compensation Plan ("1997 EICP"), which provides an award of shadow units to all employees who are not eligible to participate in the MICP. The 1997 EICP is administered by the Committee, which maintains an incentive award account for each participant. Each participant is eligible for an annual award of up to 600 shadow units, depending on the level of earnings achieved by the Partnership each year, which generally entitles such participant to receive a credit equal to the quarterly distribution that such participant would have received had the participant been the owner of Limited Partner Units of the Parent Partnership. The Committee may add a premium from 10% to 30% to the credit if certain safety and operational goals are attained. Payment of the credits is contingent upon the participant remaining in the employment of the General Partner during the year in which the shadow units are outstanding. Awards to participants are paid in cash following the close of each year in an amount equal to the credits in the participant's incentive award account with respect to such year.

PENSION PLAN

         The Company's employees, along with employees of other Duke Energy affiliates, are included in either of two noncontributory, qualified, defined benefit retirement plans: the Retirement Cash Balance Plan and the Retirement Income Plan. The Retirement Income Plan ceased admitting new participants after December 31, 1998. In addition, the Named Executive Officers participate in the Executive Cash Balance Plan, which is a noncontributory, non qualified, defined benefit retirement plan. A portion of the benefits earned in the Executive Cash Balance Plan is attributable to compensation in excess of the Internal Revenue Service annual compensation limit ($160,000 for 1998) and deferred compensation, as well as reductions caused by maximum benefit limitations that apply to qualified plans from the benefits that would otherwise be provided under the Retirement Cash Balance Plan and the Retirement Income Plan. Benefits under the Retirement Cash Balance Plan, the Retirement Income Plan and the Executive Cash Balance Plan are based on eligible pay, generally consisting of base pay and lump-sum merit increases. The Retirement Cash Balance Plan and the Retirement Income Plan exclude deferred compensation, other than deferrals pursuant to Sections 401(k) and 125 of the Internal Revenue Code.

         Under a new benefit accrual formula that applies in determining benefits under the Retirement Cash Balance Plan, and the Retirement Income Plan on and after January 1, 1999, an eligible employee's plan account receives a pay credit at the end of each month in which the employee remains eligible and receives eligible pay for services. The monthly pay credit is equal to a percentage of the employee's monthly eligible pay. The percentage depends on age added to completed years of services at the beginning of the year, as shown below:

                                               MONTHLY PAY CREDIT
       AGE AND SERVICE                             PERCENTAGE
       ---------------                        ---------------------
       34 or less ..........................                    4%
       35 to 49 ............................                    5%
       50 to 64 ............................                    6%
       65 or more ..........................                    7%

         In addition, the employee receives a monthly allocation of 4% for any portion of eligible pay above the Social Security taxable wage base ($72,600 for 1999). However, for certain other employees of the Company, the percentage is a flat 3% of eligible pay. Employee accounts also receive monthly interest credits on their balances. The rate of the interest credit is adjusted quarterly and equals the yield on 30-year U.S. Treasury Bonds during the third week of the last month of the previous quarter, subject to a minimum rate of 4% per year and a maximum rate of 9% per year.

         Prior to application of the new benefit accrual formula, benefits for eligible employees, including benefits under the Retirement Income Plan for 1998, were determined under other formulas. To transition from a prior formula to the new formula, an eligible employee's accrued benefit earned under the prior formula is preserved as a minimum, and the employee's account under the new benefit accrual formula receives an opening balance derived from a variety of factors.

         Assuming that the Named Executive Officers continue in their present positions at their present salaries until retirement at age 65, their estimated annual pensions in a single life annuity form under the applicable plan(s) attributable to such salaries would be as follows: William L. Thacker, $238,677; Charles H. Leonard, $99,974; James C. Ruth, $179,397; O. Horton Cunningham, $95,908; David L. Langley, $168,898; Thomas R. Harper, $61,117; and Ernest P. Hagan, $125,878. Such estimates were calculated assuming interest credits at a rate of 7% per annum and using a future Social Security taxable wage base equal to $72,600.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         TEPPCO Partners, L.P. (the "Parent Partnership") owns a 98.9899% interest as the sole limited partner interest and Texas Eastern Products Pipeline Company owns a 1.0101% general partner interest in the Partnership. The information below identifies security ownership of the Parent Partnership.

         (a) Security Ownership of Certain Beneficial Owners

         As of March 1, 1999, Duke Energy, through its ownership of the Company and other subsidiaries, owns 2,500,000 Limited Partner Units, representing 8.62% of the Limited Partner Units outstanding; and 3,916,547 Class B Units, representing 100% of the Class B Units, or 19.49% of the two classes of Units combined.

         (b) Security Ownership of Management

         The following table sets forth certain information, as of March 1, 1999, concerning the beneficial ownership of Limited Partner Units by each director and Named Executive Officer of the General Partner and by all directors and officers of the General Partner as a group. Such information is based on data furnished by the persons named. Based on information furnished to the General Partner by such persons, no director or officer of the General Partner owned beneficially, as of March 1, 1999, more than 1% of the Limited Partner Units outstanding at that date.

                                                                NUMBER OF
NAME                                                            UNITS (1)
----                                                            ---------
Milton Carroll ................................................    1,000
Carl D. Clay (2) ..............................................    3,200
Derrill Cody ..................................................   13,000
John P. DesBarres .............................................   20,000
Fred J. Fowler ................................................      400
Jim W. Mogg ...................................................      200
Richard J. Osborne ............................................    1,000
Ruth G. Shaw ..................................................      900
William L. Thacker ............................................   27,142
Charles H. Leonard ............................................    3,406
James C. Ruth .................................................    2,974
O. Horton Cunningham (3) ......................................    6,888
David L. Langley ..............................................   20,000
Thomas R. Harper (4) ..........................................    4,566
Ernest P. Hagan ...............................................   12,000
All directors and officers
 (consisting of 20 people, including those named above) .......  116,876

----------------

(1) Unless otherwise indicated, the persons named above have sole voting and investment power over the Units reported.

(2) Includes 1,800 Units in wife's name.

(3) Includes 200 Units in daughter's name.

(4) Includes 2,150 Units in wife's name.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership is managed and controlled by the General Partner pursuant to the Partnership Agreement. Under the Partnership Agreement, the General Partner is reimbursed for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership. These expenses include salaries, fees and other compensation and benefit expenses of employees, officers and directors, insurance, other administrative or overhead expenses and all other expenses necessary or appropriate to conduct the Partnership's business. The costs allocated to the Partnership by the General Partner for administrative services and overhead totaled $2.5 million in 1998.

         During 1990, the Parent Partnership completed an initial public offering of 26,500,000 Units representing Limited Partner Interests ("Limited Partner Units") at $10 per Unit. In connection with the offering, the Company received 2,500,000 Deferred Participation Interests ("DPIs"). Effective April 1, 1994, the DPIs began participating in distributions of cash and allocations of profit and loss of the Partnership.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as a part of this Report:

                  (1)      Financial Statements: See Index to
                           Financial Statements on page F-1 of this report for financial statements filed as part of this report.

                  (2)      Financial Statement Schedules: None

                  (3)      Exhibits:

  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------
     3.1       Certificate of Formation of TEPPCO Colorado, LLC (Filed as
               Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission
               File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference)

     3.2       Amended and Restated Agreement of Limited Partnership of TE
               Products Pipeline Company, Limited Partnership, effective July
               21, 1998 (Filed as Exhibit 3.2 to Form 8-K of TEPPCO Partners,
               L.P. (Commission File No. 1-10403) dated July 21, 1998 and incorporated herein by reference).

     4.1       Form of Indenture between TE Products Pipeline Company, Limited
               Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline
               Company, Limited Partnership's Registration Statement on Form S-3
               (Commission File No. 333-38473) and incorporated herein by reference).

     10.1 Assignment and Assumption Agreement, dated March 24, 1988, between Texas Eastern Transmission Corporation and the Company
               (Filed as Exhibit 10.8 to the Registration Statement of TEPPCO
               Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

     10.2      Texas Eastern Products Pipeline Company 1997 Employee Incentive
               Compensation Plan executed on July 14, 1997 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
               1-10403) for the quarter ended September 30, 1997 and incorporated herein by reference).

     10.3      Agreement Regarding Environmental Indemnities and Certain Assets
               (Filed as Exhibit 10.5 to Form 10-K of TEPPCO Partners, L.P.
               (Commission File No. 1-10403) for the year ended December 31,
               1990 and incorporated herein by reference).

     10.4      Texas Eastern Products Pipeline Company Management Incentive
               Compensation Plan executed on January 30, 1992 (Filed as Exhibit
               10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
               1-10403) for the quarter ended March 31, 1992 and incorporated herein by reference).

     10.5      Texas Eastern Products Pipeline Company Long-Term Incentive
               Compensation Plan executed on October 31, 1990 (Filed as Exhibit
               10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No.
               1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

     10.6      Form of Amendment to Texas Eastern Products Pipeline Company
               Long-Term Incentive Compensation Plan (Filed as Exhibit 10.7 to the Partnership's Form 10-K (Commission File No. 1-10403) for the year ended December 31, 1995 and incorporated herein by reference).

     10.7      Employees' Savings Plan of Panhandle Eastern Corporation and
               Participating Affiliates (Effective January 1, 1991) (Filed as
               Exhibit 10.10 to the Partnership's Form 10-K (Commission File No.
               1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

     10.8      Retirement Income Plan of Panhandle Eastern Corporation and
               Participating Affiliates (Effective January 1, 1991) (Filed as
               Exhibit 10.11 to Form 10-K of TEPPCO Partners, L.P. (Commission
               File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

     10.9      Panhandle Eastern Corporation Key Executive Retirement Benefit
               Equalization Plan, adopted December 20, 1993; effective January
               1, 1994 (Filed as Exhibit 10.12 to Form 10-K of Panhandle Eastern
               Corporation (Commission File No. 1-8157) for the year ended
               December 31, 1993 and incorporated herein by reference).

     10.10     Employment Agreement with William L. Thacker, Jr. (Filed as
               Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File
               No. 1-10403) for the quarter ended September 30, 1992 and incorporated herein by reference).

     10.11     Texas Eastern Products Pipeline Company 1994 Long Term Incentive
               Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form
               10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

     10.12     Panhandle Eastern Corporation Key Executive Deferred Compensation
               Plan established effective January 1, 1994 (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
               1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

     10.13     Asset Purchase Agreement between Duke Energy Field Services, Inc.
               and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as Exhibit
               10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
               1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

     10.14     Credit Agreement between TEPPCO Colorado, LLC, SunTrust Bank,
               Atlanta, and Certain Lenders, dated April 21, 1998 (Filed as
               Exhibit 10.15 to Form 10-Q of TEPPCO Partners, L.P. (Commission
               File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

     10.15     First Amendment to Credit Agreement between TEPPCO Colorado, LLC,
               SunTrust Bank, Atlanta, and Certain Lenders, effective June 29,
               1998 (Filed as Exhibit 10.15 to Form 10-Q of TEPPCO Partners,
               L.P. (Commission File No. 1-10403) for the quarter ended June 30,
               1998 and incorporated herein by reference).

     10.16     Form of Employment Agreement between the Company and O. Horton
               Cunningham, Ernest P. Hagan, Thomas R. Harper, David L. Langley,
               Charles H. Leonard and James C. Ruth, dated December 1, 1998
               (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P.
               (Commission File No. 1-10403) for the year ended December 31,
               1998 and incorporated herein by reference).

     *24       Powers of Attorney.

     *27 Financial Data Schedule as of and for the year ended December 31, 1998.

     -----------------------
     * Filed herewith.

         (b) Reports on Form 8-K filed during the quarter ended December 31, 1998: None

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

                               TE Products Pipeline Company, Limited Partnership
                               -------------------------------------------------
                                                  (Registrant)
                                         (A Delaware Limited Partnership)

                                  By: Texas Eastern Products Pipeline
                                      Company as General Partner

                                  By: /s/ CHARLES H. LEONARD
                                      -------------------------------------
                                               Charles H. Leonard,
                                      Senior Vice President, Chief Financial
                                              Officer and Treasurer
DATED: March 25, 1999
             --

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

               SIGNATURE                                TITLE                                  DATE
               ---------                                -----                                  ----
      /s/ WILLIAM L. THACKER*             Chairman  of the  Board,  President               March 25, 1999
----------------------------------------  and Chief Executive Officer of Texas
          William L. Thacker              Eastern Products Pipeline Company


      /s/ CHARLES H. LEONARD                 Senior Vice President, Chief                   March 25, 1999
----------------------------------------       Financial Officer and
          Charles H. Leonard             Treasurer of Texas Eastern Products
                                                   Pipeline Company
                                         (Principal Accounting and Financial
                                                       Officer)


        /s/ FRED J. FOWLER*              Vice Chairman of the Board of Texas                March 25, 1999
----------------------------------------  Eastern Products Pipeline Company
            Fred J. Fowler


        /s/ MILTON CARROLL*                   Director of Texas Eastern                     March 25, 1999
----------------------------------------      Products Pipeline Company
            Milton Carroll


         /s/ CARL D. CLAY*                    Director of Texas Eastern                     March 25, 1999
----------------------------------------      Products Pipeline Company
             Carl D. Clay


         /s/ DERRILL CODY*                    Director of Texas Eastern                     March 25, 1999
----------------------------------------      Products Pipeline Company
             Derrill Cody


      /s/ JOHN P. DESBARRES*                  Director of Texas Eastern                     March 25, 1999
----------------------------------------      Products Pipeline Company
           John P. DesBarres


         /s/ JIM W. MOGG*                     Director of Texas Eastern                     March 25, 1999
----------------------------------------      Products Pipeline Company
              Jim W. Mogg


      /s/ RICHARD J. OSBORNE*                 Director of Texas Eastern                     March 25, 1999
----------------------------------------      Products Pipeline Company
          Richard J. Osborne


         /s/ RUTH G. SHAW*                    Director of Texas Eastern                     March 25, 1999
----------------------------------------      Products Pipeline Company
             Ruth G. Shaw

* Signed on behalf of the Registrant and each of these persons:


         By:       /s/ CHARLES H. LEONARD
            --------------------------------------
            (Charles H. Leonard, Attorney-in-Fact)

                       CONSOLIDATED FINANCIAL STATEMENTS
              OF TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                         INDEX TO FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----
Independent Auditors' Report ................................................................. F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997 ................................. F-3

Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996 ....... F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 ... F-5

Consolidated Statements of Partners' Capital for the years ended December 31, 1998,
   1997 and 1996 ............................................................................. F-6

Notes to Consolidated Financial Statements ................................................... F-7

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
TE Products Pipeline Company, Limited Partnership:

         We have audited the accompanying consolidated balance sheets of TE Products Pipeline Company, Limited Partnership as of December 31, 1998 and 1997, and the related consolidated statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TE Products Pipeline Company, Limited Partnership as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                               KPMG LLP




Houston, Texas
January 15, 1999

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                  DECEMBER 31,
                                                                            ---------------------
                                                                              1998         1997
                                                                            --------     --------
                                              ASSETS
Current assets:
   Cash and cash equivalents ..........................................     $ 36,723     $ 43,961
   Short-term investments .............................................        3,269        2,105
   Accounts receivable, trade .........................................       17,740       19,826
   Inventories ........................................................       13,392       15,191
   Other ..............................................................        1,509        4,173
                                                                            --------     --------
           Total current assets .......................................       72,633       85,256
                                                                            --------     --------
Property, plant and equipment, at cost (Net of accumulated depreciation
   and amortization of $192,960 and $170,063) .........................      567,566      567,681
Investments ...........................................................        6,490       10,010
Intangible assets .....................................................       36,842           --
Advances to limited partner ...........................................        1,989           --
Other assets ..........................................................       10,966       10,962
                                                                            --------     --------
           Total assets ...............................................     $696,486     $673,909
                                                                            ========     ========


                          LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Current maturities, First Mortgage Notes ...........................     $     --     $ 17,000
   Accounts payable and accrued liabilities ...........................        8,513        9,615
   Accounts payable, general partner ..................................        2,815        3,735
   Accrued interest ...................................................       13,039       10,539
   Other accrued taxes ................................................        5,878        6,246
   Other ..............................................................        6,974        6,740
                                                                            --------     --------
           Total current liabilities ..................................       37,219       53,875
                                                                            --------     --------
First Mortgage Notes ..................................................           --      309,512
Senior Notes ..........................................................      389,722           --
Other long term debt ..................................................       38,000           --
Other liabilities and deferred credits ................................        3,407        4,462
Partners' capital:
   General partner's interest .........................................        2,306        3,093
   Limited partner's interest .........................................      225,832      302,967
                                                                            --------     --------
           Total partners' capital ....................................      228,138      306,060
                                                                            --------     --------
Commitments and contingencies
           Total liabilities and partners' capital ....................     $696,486     $673,909
                                                                            ========     ========



          See accompanying Notes to Consolidated Financial Statements.

                         TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                                 CONSOLIDATED STATEMENTS OF INCOME
                              (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                                                    YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                               1998            1997            1996
                                                            ----------      ----------      ----------
Operating revenues:
   Transportation -- Refined products .................     $  119,854      $  107,304      $   98,641
   Transportation -- LPGs .............................         60,902          79,371          80,219
   Mont Belvieu operations ............................         10,880          12,815          11,811
   Other ..............................................         20,147          22,603          25,354
                                                            ----------      ----------      ----------
           Total operating revenues ...................        211,783         222,093         216,025
                                                            ----------      ----------      ----------

Costs and expenses:
   Operating, general and administrative ..............         70,695          66,982          68,799
   Operating fuel and power ...........................         27,131          30,151          27,742
   Depreciation and amortization ......................         26,040          23,772          23,409
   Taxes -- other than income taxes ...................          9,276           9,638           8,641
                                                            ----------      ----------      ----------
           Total costs and expenses ...................        133,142         130,543         128,591
                                                            ----------      ----------      ----------
           Operating income ...........................         78,641          91,550          87,434
Interest expense ......................................        (29,777)        (33,707)        (34,922)
Interest capitalized ..................................            795           1,478           1,388
Other income -- net ...................................          2,873           2,604           5,346
                                                            ----------      ----------      ----------
           Income before loss on debt extinguishment ..         52,532          61,925          59,246
Extraordinary loss on debt extinguishment .............        (73,509)             --              --
                                                            ----------      ----------      ----------
          Net income (loss) ...........................     $ (20,977)      $   61,925      $   59,246
                                                            ==========      ==========      ==========


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                            1998            1997            1996
                                                                         ----------      ----------      ----------
Cash flows from operating activities:
   Net income (loss) ...............................................     $  (20,977)     $   61,925      $   59,246
   Adjustments to reconcile net income to cash provided by
     operating activities:
      Depreciation and amortization ................................         26,040          23,772          23,409
      Extraordinary loss on early extinguishment of debt ...........         73,509              --              --
      Loss (gain) on sale of property, plant and equipment .........           (356)            467              --
      Equity in loss of affiliate ..................................            189              --              --
      Decrease (increase) in accounts receivable ...................          2,086          (1,500)          1,705
      Decrease (increase) in inventories ...........................          1,799          (2,180)          3,997
      Decrease (increase) in other current assets ..................          2,664            (802)           (226)
      Increase (decrease) in accounts payable and accrued expenses .            344           2,322          (3,478)
      Other ........................................................         (1,383)           (400)          1,468
                                                                         ----------      ----------      ----------
           Net cash provided by operating activities ...............         83,915          83,604          86,121
                                                                         ----------      ----------      ----------

Cash flows from investing activities:
   Proceeds from cash investments ..................................          3,105          25,040          18,584
   Purchases of cash investments ...................................           (748)         (6,180)        (14,436)
   Insurance proceeds related to damaged assets ....................             --           1,046              --
   Purchase of fractionator assets and related intangible assets ...        (40,000)             --              --
   Restricted investments designated for property additions ........             --              --          10,553
   Proceeds from the sale of property, plant and equipment .........            525           1,377              --
   Capital expenditures ............................................        (22,710)        (32,931)        (51,264)
                                                                         ----------      ----------      ----------
           Net cash used in investing activities ...................        (59,828)        (11,648)        (36,563)
                                                                         ----------      ----------      ----------

Cash flows from financing activities:
   Principal payment, First Mortgage Notes .........................       (326,512)        (13,000)        (10,000)
   Prepayment premium, First Mortgage Notes ........................        (70,093)             --              --
   Issuance of Senior Notes ........................................        389,694              --              --
   Debt issuance cost, Senior Notes ................................         (3,651)             --              --
   Issuance of term loan ...........................................         38,000              --              --
   Advances to limited partner .....................................         (1,989)             --              --
   Distributions ...................................................        (56,774)        (49,042)        (45,174)
                                                                         ----------      ----------      ----------
           Net cash used in financing activities ...................        (31,325)        (62,042)        (55,174)
                                                                         ----------      ----------      ----------

Net increase (decrease) in cash and cash equivalents ...............         (7,238)          9,914          (5,616)
Cash and cash equivalents at beginning of period ...................         43,961          34,047          39,663
                                                                         ----------      ----------      ----------
Cash and cash equivalents at end of period .........................     $   36,723      $   43,961      $   34,047
                                                                         ==========      ==========      ==========

Supplemental disclosure of cash flows:
   Interest paid during the year (net of capitalized interest) .....     $   26,179      $   32,084      $   33,278




          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                  GENERAL        LIMITED
                                                 PARTNER'S       PARTNERS'
                                                  INTEREST       INTERESTS         TOTAL
                                                 ----------      ----------      ----------
Partners' capital at December 31, 1995 .....     $    2,821      $  276,381      $  279,202
    1996 net income allocation .............            598          58,648          59,246
    1996 cash distributions ................           (456)        (44,718)        (45,174)
                                                 ----------      ----------      ----------
Partners' capital at December 31, 1996 .....          2,963         290,311         293,274
    1997 net income allocation .............            625          61,300          61,925
    1997 cash distributions ................           (495)        (48,547)        (49,042)
    Other ..................................             --             (97)            (97)
                                                 ----------      ----------      ----------
Partners' capital at December 31, 1997 .....          3,093         302,967         306,060
    1998 net loss allocation ...............           (213)        (20,764)        (20,977)
    1998 cash distributions ................           (574)        (56,200)        (56,774)
    Other ..................................             --            (171)           (171)
                                                 ----------      ----------      ----------
Partners' capital at December 31, 1998 .....     $    2,306      $  225,832      $  228,138
                                                 ==========      ==========      ==========


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. PARTNERSHIP ORGANIZATION

         TE Products Pipeline Company, Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. (the "Parent Partnership") owns a 98.9899% interest as the sole limited partner interest and Texas Eastern Products Pipeline Company (the "Company" or "General Partner") owns a 1.0101% general partner interest in the Partnership. The Company, as general partner, performs all management and operating functions required for the Partnership pursuant to the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership (the "Partnership Agreement"). The general partner is reimbursed by the Partnership for all reasonable direct and indirect expenses incurred in managing the Partnership.

         On June 18, 1997, PanEnergy Corp ("PanEnergy") and Duke Power Company completed a previously announced merger. At closing, the combined companies became Duke Energy Corporation ("Duke Energy"). The Company, previously a wholly-owned subsidiary of PanEnergy, became an indirect wholly-owned subsidiary of Duke Energy on the date of the merger.

         During 1990, the Parent Partnership completed an initial public offering of 26,500,000 Units representing Limited Partner Interests ("Limited Partner Units") at $10 per Unit. In connection with the offering, the Company received 2,500,000 Deferred Participation Interests ("DPIs"). Effective April 1, 1994, the DPIs began participating in distributions of cash and allocations of profit and loss of the Partnership.

         Effective March 31, 1998, TEPPCO Colorado, LLC ("TEPPCO Colorado"), a wholly owned subsidiary of the Partnership, purchased two fractionation facilities located in Weld County, Colorado, from Duke Energy Field Services, Inc. ("DEFS"), a wholly-owned subsidiary of Duke Energy. The transaction totaled approximately $40 million and was accounted for under the purchase method of accounting.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The financial statements include the accounts of the Partnership and TEPPCO Colorado on a consolidated basis. All significant intercompany items have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to current presentation.

NEW ACCOUNTING PRONOUNCEMENTS

         In October 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." This standard allows a company to adopt a fair value based method of accounting for its stock-based compensation plans and addresses the timing and measurement of stock-based compensation expense. The Partnership has elected to retain the approach of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock issued to Employees," (the intrinsic value method) for recognizing stock-based expense in the consolidated financial statements. The Partnership adopted SFAS 123 in 1997 with respect to the disclosure requirements set forth therein for companies retaining the intrinsic value approach of APB No. 25 (see Note 10).

         In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard revises employers' disclosures about pension and other post retirement plans but does not change the measurement or recognition of those plans. The Partnership adopted this standard in 1998 (see Note 12).

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for and disclosures of derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Partnership expects to adopt this standard effective January 1, 2000, and does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ENVIRONMENTAL EXPENDITURES

         The Partnership accrues for environmental costs that relate to existing conditions caused by past operations. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. The Partnership's accrued undiscounted environmental liabilities are monitored on a regular basis by management. Liabilities for environmental costs at a specific site are initially recorded when the Partnership's liability for such costs, including direct internal and legal costs, is probable and a reasonable estimate of the associated costs can be made. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of the Partnership's ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation alternatives available, the uncertainty of potential recoveries from third parties and the evolving nature of environmental laws and regulations.

BUSINESS SEGMENTS

         The Partnership has one business segment: the transportation, storage and terminaling of refined products and liquefied petroleum gases ("LPGs"). The Partnership's interstate transportation operations, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission ("FERC"). Refined products and LPGs are referred to herein, collectively, as "petroleum products" or "products."

REVENUE RECOGNITION

         Substantially all revenues of the Partnership are derived from interstate and intrastate transportation, storage and terminaling of petroleum products. Transportation revenues are recognized as products are delivered to customers. Storage revenues are recognized upon receipt of products into storage and upon performance of storage services. Terminaling revenues are recognized as products are out-loaded. Revenues from the sale of product inventory are recognized net of product cost when the products are sold. Fractionation revenues are recognized ratably over the contract year as products are transferred to DEFS.

INVENTORIES

         Inventories consist primarily of petroleum products which are valued at the lower of cost (weighted average cost method) or market. The Partnership acquires and disposes of various products under exchange agreements.

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Receivables and payables arising from these transactions are usually satisfied with products rather than cash. The net balances of exchange receivables and payables are valued at weighted average cost and included in inventories.

         The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. Recognized gains and losses related to futures contracts which qualify as hedges are recognized in income when the related inventory transactions are completed. Gains and losses related to futures contracts, to the extent settled in cash, are reported as a component of product inventory in the consolidated balance sheet until recognized as income. At December 31, 1998, there were no outstanding futures contracts.

PROPERTY, PLANT AND EQUIPMENT

         Additions to property, plant and equipment, including major replacements or betterments, are recorded at cost. Replacements and renewals of minor items of property are charged to maintenance expense. Depreciation expense is computed on the straight-line method using rates based upon expected useful lives of various classes of assets (ranging from 2% to 20% per annum). Upon sale or retirement of properties regulated by the FERC, cost less salvage is normally charged to accumulated depreciation, and no gain or loss is recognized.

CAPITALIZATION OF INTEREST

         In connection with the construction of facilities regulated by the FERC, interest is capitalized in accordance with a FERC-established method. The rate used to capitalize interest on borrowed funds was 7.02%, 10.09% and 10.07% for 1998, 1997 and 1996, respectively.

INCOME TAXES

         The Partnership is a limited partnership. As a result, the Partnership's income or loss for federal income tax purposes is included in the tax return of the partners, and may vary substantially from income or loss reported for financial reporting purposes. Accordingly, no recognition has been given to federal income taxes for the Partnership's operations. At December 31, 1998 and 1997, the Partnership's reported amount of net assets for financial reporting purposes exceeded its tax basis by approximately $227 million and $223 million, respectively.

CASH FLOWS

         For purposes of reporting cash flows, all liquid investments with maturities at date of purchase of 90-days or less are considered cash equivalents.

NOTE 3. RELATED PARTY TRANSACTIONS

         The Partnership has no employees and is managed by the Company. Pursuant to the Partnership Agreement, the Company is entitled to reimbursement of all direct and indirect expenses related to business activities of the Partnership (see Note 1).

         For 1998, 1997 and 1996, direct expenses incurred by the general partner in the amount of $37.4 million, $38.2 million and $36.0 million, respectively, were charged to the Partnership. Substantially all such costs related to payroll and payroll related expenses, which included $1.0 million, $1.8 million and $1.9 million of expense for incentive compensation plans for each of the years ended 1998, 1997 and 1996, respectively.

         For 1998, 1997 and 1996, expenses for administrative service and overhead allocated to the Partnership by the general partner (including Duke Energy and its affiliates) amounted to $2.5 million, $2.7 million and $2.6

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


million, respectively. Such costs incurred by the general partner included general and administrative costs related to business activities of the Partnership.

         Effective with the purchase of the fractionation facilities, TEPPCO Colorado and DEFS entered into a twenty-year Fractionation Agreement, under which TEPPCO Colorado receives a variable fee for all fractionated volumes delivered to DEFS. Revenues recognized from the Fractionation Agreement totaled $5.5 million from April 1, 1998 through December 31, 1998. TEPPCO Colorado and DEFS also entered into a Operation and Maintenance Agreement, whereby DEFS operates and maintains the fractionation facilities. For these services, TEPPCO Colorado pays DEFS a set volumetric rate for all fractionated volumes delivered to DEFS. Expenses related to the Operation and Maintenance Agreement totaled $0.7 million from April 1, 1998 through December 31, 1998.

NOTE 4. INVESTMENTS

SHORT-TERM INVESTMENTS

         The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90-days or less are considered cash and cash equivalents. All short-term investments are classified as held-to-maturity securities and are stated at amortized cost. At December 31, 1998 and 1997, short-term investments consisted of $3.3 million and $2.1 million, respectively, of investment-grade corporate notes, with maturities at such date of less than one-year. The aggregate fair value of such securities approximates amortized cost at December 31, 1998 and 1997. Such investments at December 31, 1998 included a $0.9 million investment in Duke Power Company corporate notes.

LONG-TERM INVESTMENTS

         At December 31, 1998 and 1997, the Partnership had $6.5 million and $10.0 million, respectively, invested in investment-grade corporate notes, which have varying maturities until 2003. These securities are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at December 31, 1998 and 1997.

NOTE 5. INVENTORIES

         Inventories are valued at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows:

                                          DECEMBER 31,
                                   --------------------------
                                      1998           1997
                                   ----------     ----------
                                        (IN THOUSANDS)
Gasolines ....................     $    4,224     $    3,448
Propane ......................          1,503          3,428
Butanes ......................          1,654          2,102
MTBE .........................            641            630
Other products ...............          1,704          1,473
Materials and supplies .......          3,666          4,110
                                   ----------     ----------
           Total .............     $   13,392     $   15,191
                                   ==========     ==========

             During 1998 the Partnership recorded $3.5 million of expense to reduce the costs of product inventories to market values. The costs of inventories did not exceed market values at December 31, 1998 and 1997.

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6. PROPERTY, PLANT AND EQUIPMENT

         Major categories of property, plant and equipment were as follows:

                                                                   DECEMBER 31,
                                                              ---------------------
                                                                1998         1997
                                                              --------     --------
                                                                  (IN THOUSANDS)
Land and right of way ...................................     $ 33,512     $ 33,405
Line pipe and fittings ..................................      447,785      443,355
Storage tanks ...........................................       95,584       86,425
Buildings and improvements ..............................        6,825        6,101
Machinery and equipment .................................      150,833      140,798
Construction work in progress ...........................       25,987       27,660
                                                              --------     --------
           Total property, plant and equipment ..........     $760,526     $737,744
           Less accumulated depreciation and amortization      192,960      170,063
                                                              --------     --------
                Net property, plant and equipment .......     $567,566     $567,681
                                                              ========     ========

         Depreciation and amortization expense was $24.6 million, $23.8 million and $23.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 7. LONG TERM DEBT

SENIOR NOTES

         On January 27, 1998, the Partnership completed the issuance of $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). The 6.45% Senior Notes due 2008 are not subject to redemption prior to January 15, 2008. The 7.51% Senior Notes due 2028 may be redeemed at any time after January 15, 2008, at the option of the Partnership, in whole or in part, at a premium. Net proceeds from the issuance of the Senior Notes totaled approximately $386 million and was used to repay in full the $61.0 million principal amount of the 9.60% Series A First Mortgage Notes, due 2000, and the $265.5 million principal amount 10.20% Series B First Mortgage Notes, due 2010. The premium for the early redemption of the First Mortgage Notes totaled $70.1 million. The Partnership recorded an extraordinary charge of $73.5 million during the first quarter of 1998, which represents the redemption premium of $70.1 million and unamortized debt issue costs related to the First Mortgage Notes of $3.4 million.

         The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations of the Partnership and will rank on a parity with all other unsecured and unsubordinated indebtedness of the Partnership. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting (i) the creation of liens securing indebtedness and (ii) sale and leaseback transactions. However, the indenture does not limit the Partnership's ability to incur additional indebtedness.

         At December 31, 1998, the estimated fair value of the Senior Notes was approximately $406.6 million. Market prices for recent transactions and rates currently available to the Partnership for debt with similar terms and maturities were used to estimate fair value.

OTHER LONG TERM DEBT

         In connection with the purchase of the fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado received a $38 million bank loan from SunTrust Bank. Proceeds from the loan were received on April 21, 1998. TEPPCO Colorado paid interest to DEFS at a per annum rate of 5.75% on the amount of the total purchase

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



price outstanding for the period from March 31, 1998 until April 21, 1998. The SunTrust loan bears interest at a rate of 6.53%, which is payable quarterly beginning in July 1998. The principal balance of the loan is payable in full on April 21, 2001. The Partnership is guarantor on the loan. At December 31, 1998, the estimated fair value of the loan was approximately $39.3 million. Market prices for recent transactions and rates currently available to the Partnership for debt with similar terms and maturities were used to estimate fair value.

NOTE 8. CONCENTRATIONS OF CREDIT RISK

         The Partnership's primary market areas are located in the Northeast, Midwest and Southwest regions of the United States. The Partnership has a concentration of trade receivable balances due from major integrated oil companies, independent oil companies and other pipelines and wholesalers. These concentrations of customers may affect the Partnership's overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. The Partnership's customers' historical and future credit positions are thoroughly analyzed prior to extending credit. The Partnership manages its exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments and guarantees.

NOTE 9. QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

         The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion or as required by the terms of the Notes. Generally, distributions are made 98.9899% to the Parent Partnership and 1.0101% to the general partner.

         For the years ended December 31, 1998, 1997 and 1996, cash distributions totaled $56.8 million, $49.0 million and $45.2 million, respectively. The distribution increases reflect the Partnership's success in improving cash flow levels. On February 5, 1999, the Partnership paid a cash distribution of $14.7 million for the quarter ended December 31, 1998.

NOTE 10. UNIT OPTION PLAN

         During 1994, the Company adopted the Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan ("1994 LTIP"). The 1994 LTIP provides key employees with an incentive award whereby a participant is granted an option to purchase Limited Partner Units together with a stipulated number of Performance Units. Under the provisions of the 1994 LTIP, no more than one million options and two million Performance Units may be granted. Each Performance Unit creates a credit to a participant's Performance Unit account when earnings exceed a threshold, which was $1.00, $1.25 and $1.875 per Unit for the awards granted in 1994, 1995 and 1997, respectively. Performance Units grants were 80,000, 70,000 and 11,000 Performance Units during 1994, 1995 and 1997, respectively. No Performance Units were granted during 1996 and 1998. When earnings for a calendar year (exclusive of certain special items) exceed the threshold, the excess amount is credited to the participant's Performance Unit account. The balance in the account may be used to exercise Limited Partner Unit options granted in connection with the Performance Units or may be withdrawn two years after the underlying options expire, usually 10 years from the date of grant. Under the agreement for such Limited Partner Unit options, the options become exercisable in equal installments over periods of one, two, and three years from the date of the grant. Options may also be exercised by normal means once vesting requirements are met. A summary of Limited Partner Unit options granted under the terms of the 1994 LTIP is presented below:

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              OPTIONS           OPTIONS
                                                            OUTSTANDING       EXERCISABLE            RANGE
                                                            -------------     -------------     ----------------
Outstanding at December 31, 1995 .......................         106,878            10,210      $13.81 - $14.34
    Became exercisable .................................              --            35,664      $13.81 - $14.34
    Exercised ..........................................         (13,580)          (13,580)     $13.81 - $14.34
                                                            ------------      ------------
Outstanding at December 31, 1996 .......................          93,298            32,294      $13.81 - $14.34
    Granted ............................................          11,100                --               $21.66
    Became exercisable .................................              --            37,674      $13.81 - $14.34
    Exercised ..........................................         (11,870)          (11,870)     $13.81 - $14.34
                                                            ------------      ------------
Outstanding at December 31, 1997 .......................          92,528            58,098      $13.81 - $21.66
    Granted ............................................         111,000                --               $25.69
    Became exercisable .................................              --            26,993      $13.81 - $21.66
    Exercised ..........................................         (12,732)          (12,732)     $13.81 - $14.34
                                                            ------------      ------------
Outstanding at December 31, 1998 .......................         190,796            72,359      $13.81 - $25.69
                                                            ============      ============


         As discussed in Note 2, SFAS 123, "Accounting for Stock-Based Compensation," allows a company to adopt a fair value based method of accounting for its stock-based compensation plans. The Partnership has elected to retain the intrinsic value method of APB No. 25 for recognizing stock-based expense. The exercise price of all options awarded under the 1994 LTIP equaled the market price of the Parent Partnership's Units on the date of grant. Accordingly, no compensation was recognized at the date of grant. Had compensation expense been determined consistent with SFAS 123, compensation expense related to option grants would have totaled $31,158, $37,138 and $93,771 during 1996, 1997 and 1998, respectively. Under the provisions of SFAS 123, the pro forma disclosures above include only the effects of Unit options granted by the Partnership subsequent to December 31, 1994. During this initial phase-in period, the disclosures as required by SFAS 123 are not representative of the effects on reported net income for future years as options vest over several years and additional awards may be granted in subsequent years.

         For purposes of determining compensation costs using the provisions of SFAS 123, the fair value of 1997 and 1998 option grants were determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options were: risk-free interest rate - 6.3% and 5.5% for 1997 and 1998, respectively; dividend yield - 7.2% and 7.8% for 1997 and 1998, respectively; Unit price volatility - 18% for 1997 and 1998; expected option lives - five years and six years for 1997 and 1998, respectively.

NOTE 11. LEASES

         The Partnership utilizes leased assets in several areas of its operations. Total rental expense during 1998, 1997 and 1996 was $4.4 million, $3.9 million and $2.5 million, respectively. The minimum rental payments under the Partnership's various operating leases for the years 1999 through 2003 are $4.1 million, $3.8 million, $3.4 million, $1.8 million and $1.8 million, respectively. Thereafter, payments aggregate $5.9 million through 2007.

         In May 1997, the Partnership completed construction to connect the pipeline system to Colonial Pipeline Company's ("Colonial") pipeline at Beaumont, Texas. The Partnership entered into a 10-year capacity lease with Colonial, whereby the Partnership guaranteed a minimum monthly through-put rate for the connection. The minimum lease payments related to this agreement are included in the amounts disclosed above.

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12. EMPLOYEE BENEFITS

RETIREMENT PLANS

         The Company's employees are included with other affiliates of Duke Energy in a noncontributory, trustee-administered pension plan. Through December 31, 1998, the plan provided retirement benefits (i) for eligible employees of certain subsidiaries, including the Company, that are generally based on an employee's years of benefit accrual service and highest average eligible earnings, and (ii) for eligible employees of certain other subsidiaries under a cash balance formula. In 1998, a significant amount of lump sum payouts were made from the plan resulting in a settlement gain of $10 million. The Company's portion of this gain was $0.6 million. Effective January 1, 1999 the benefit formula under the plan in which the Company participates, was changed to a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit based upon a percentage of current pay, which may vary with age and years of service, and current interest credits.

         During 1998, Duke Energy adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which required the restatement of prior year data. This restatement did not change the net periodic expense or the funded status of the retirement or post retirement benefit plans. The components of net pension benefit costs for the years ended December 31, 1998, 1997 and 1996 were as follows (in thousands):

                                                              1998           1997          1996
                                                            --------       --------       --------
Service cost benefit earned during the year ...........     $  1,699       $  1,509       $  1,414
Interest cost on projected benefit obligation .........        2,041          2,359          2,157
Expected return on plan assets ........................       (1,555)        (1,773)        (1,641)
Amortization of prior service cost ....................          (27)           (30)           (39)
Amortization of net transition asset ..................           (5)            (3)            --
Settlement gain .......................................         (554)            --             --
                                                            --------       --------       --------
      Net pension benefits costs ......................     $  1,599       $  2,062       $  1,891
                                                            ========       ========       ========

The assumptions affecting pension expense include:
                                                                1998           1997           1996
                                                            --------       --------       --------
Discount rate .........................................         6.75%          7.25%          7.50%
Salary increase .......................................         4.67%          4.15%          4.80%
Expected long-term rate of return on plan assets ......         9.25%          9.25%          9.18%

         Duke Energy also sponsors employee savings plans which cover substantially all employees. Plan contributions on behalf of the Company of $1.4 million, $1.4 million and $1.3 million were expensed in 1998, 1997 and 1996, respectively.


OTHER POSTRETIREMENT BENEFITS


         Duke Energy and most of its subsidiaries provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Under plan amendments effective late 1998 and early 1999, health care benefits for future retirees were changed to limit employer contributions and medical coverage.


         Such benefit costs are accrued over the active service period of employees to the date of full eligibility for the benefits. The net unrecognized transition obligation, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years.

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Duke Energy is using an investment account under section 401(h) of the Internal Revenue Code, a retired lives reserve (RLR) and multiple voluntary employees' beneficiary association (VEBA) trusts under section 501(c)(9) of the Internal Revenue Code to partially fund post retirement benefits. The 401(h) vehicles, which provide for tax deductions for contributions and tax-free accumulation of investment income, partially fund postretirement health care benefits. The RLR, which has tax attributes similar to 401(h) funding, partially funds postretirement life insurance obligations. Certain subsidiaries use the VEBA trusts to partially fund accrued postretirement health care benefits and fund post retirement life insurance obligations. The components of net postretirement benefits cost for the years ended December 31, 1998, 1997 and 1996 were as follows (in thousands):

                                                                         1998           1997           1996
                                                                       --------       --------       --------
Service cost benefit earned during the year ......................     $    439       $    350       $    240
Interest cost on accumulated postretirement benefit obligation ...          796            703            506
Expected return on plan assets ...................................         (240)          (172)          (126)
Amortization of prior service cost ...............................            3              4             --
Amortization of net transition asset .............................          202            202            201
Recognized net actuarial loss ....................................          173             68              4
                                                                       --------       --------       --------
      Net postretirement benefits costs ..........................     $  1,373       $  1,155       $    825
                                                                       ========       ========       ========

      The assumptions affecting postretirement benefits expense include:

                                                                         1998           1997          1996
                                                                       --------       --------       --------
Discount rate ....................................................         6.75%          7.25%          7.50%
Salary increase ..................................................         4.67%          4.33%          4.84%
Expected long-term rate of return on 401(h) assets ...............         9.25%          9.25%          9.00%
Expected long-term rate of return on RLR assets ..................         6.75%          6.75%          6.50%
Expected long-term rate of return on VEBA assets .................         9.25%          9.25%          9.50%
Assumed tax rate .................................................        39.60%         39.60%         39.60%

         For measurement purposes, a 5% weighted average rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 4.75% for 2005 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The below table indicates the effect on the total service and interest costs component and on the postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates in each future year (in thousands).

                                                                         1%           1%
                                                                      INCREASE     DECREASE
                                                                      --------     --------
Effect on total of service and interest cost components .........     $    159     $   (136)
Effect on postretirement benefit obligation .....................     $    404     $   (378)

POSTEMPLOYMENT BENEFITS

         The Partnership accrues expense for certain benefits provided to former or inactive employees after employment but before retirement. During 1998, 1997 and 1996, the Partnership recorded $0.5 million, $0.5 million and $0.2 million, respectively, of expense for such benefits.

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13. CONTINGENCIES

         The Partnership is involved in various claims and legal proceedings incidental to its business. In the opinion of management, these claims and legal proceedings will not have a material adverse effect on the Partnership's consolidated financial position or results of operations.

         The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes its operations are in material compliance with applicable environmental regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the pipeline system, could result in substantial costs and liabilities to the Partnership. The Partnership does not anticipate that changes in environmental laws and regulations will have a material adverse effect on its financial position, operations or cash flows in the near term.

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM will issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership estimates that the costs of the remediation program being proposed by the Partnership for the Seymour terminal will not exceed the amount accrued therefore (approximately $0.8 million at December 31, 1998). In the opinion of the Company, the completion of the remediation program being proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership is utilizing both internal and external resources to identify, test, remediate or replace all non-compliant computerized systems and applications. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership incurred approximately $1.3 million of expense during 1997 and 1998 related to the Year 2000 issue. The Company estimates the remaining amounts required to address the Year 2000 issue will be approximately $4.0 million (unaudited). A portion of such costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of expenditures has been accelerated due to the Year 2000 issue. Although the Company believes this estimate to be reasonable, due to the complexities of the Year 2000 issue, there can be no assurance that the actual costs to address the Year 2000 issue will not be significantly greater.

         The Partnership has adopted a three-phase Year 2000 program consisting of: Phase I Preliminary Assessment; Phase II - Detailed Assessment and Remediation Planning; and Phase III - Remediation Activities and Testing. The Partnership has completed Phase I; Phase II is nearing completion; and Phase III is ongoing. Remediation Activities and Testing for systems deemed most critical are scheduled to be completed by mid-1999, with testing of all process controls and business computer systems completed during the third quarter of 1999.

         With respect to its third-party relationships, the Partnership has contacted its suppliers and service providers to assess their state of Year 2000 readiness. Information continues to be updated regularly, thus the

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Partnership anticipates receiving additional information in the near future that will assist in determining the extent to which the Partnership may be vulnerable to those third parties' failure to remediate their Year 2000 issues. However, there can be no assurance that the systems of other companies, on which the Partnership's systems rely, will be timely converted, or converted in a manner that is compatible with the Partnership's systems, or that any such failures by other companies would not have a material adverse effect on the Partnership.

         Despite the Partnership's efforts to address and remediate its Year 2000 issue, there can be no assurance that all process controls and business computer systems will continue without interruption through January 1, 2000 and beyond. The complexity of identifying and testing all embedded microprocessors that are installed in hardware throughout the pipeline system used for process or flow control, transportation, security, communication and other systems may result in unforeseen operational failures. Although the amount of potential liability and lost revenue cannot be estimated, failures that result in substantial disruptions of business activities could have a material adverse effect on the Partnership. In order to mitigate potential disruptions, the Partnership will complete contingency plans for its critical systems, processes and external relationships by mid-fourth quarter of 1999.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by its customers. At December 31, 1998, the Partnership had approximately 17.7 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance it believes to be adequate to cover product losses through circumstances beyond its control.

NOTE 14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   FIRST        SECOND        THIRD       FOURTH
                                                  QUARTER       QUARTER      QUARTER      QUARTER
                                                  --------      --------     --------     --------
                                                      (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
1998
Operating revenues ..........................     $ 50,205      $ 51,560     $ 54,229     $ 55,789
Operating income ............................       19,514        18,929       19,722       20,476
Income before extraordinary item (1) ........       13,289        12,674       12,864       13,705
Net income (loss) ...........................      (60,220)       12,674       12,864       13,705

1997
Operating revenues ..........................     $ 55,425      $ 52,649     $ 53,305     $ 60,714
Operating income ............................       24,945        20,516       19,437       26,652
Net income ..................................       17,977        13,259       11,560       19,129

------------------

(1) Extraordinary item reflects the $73.5 million loss related to the early extinguishment of the First Mortgage Notes on January 27, 1998.

                               INDEX TO EXHIBITS


  Exhibit
  Number                          Description
  -------                         -----------
     3.1       Certificate of Formation of TEPPCO Colorado, LLC (Filed as
               Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission
               File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference)

     3.2       Amended and Restated Agreement of Limited Partnership of TE
               Products Pipeline Company, Limited Partnership, effective July
               21, 1998 (Filed as Exhibit 3.2 to Form 8-K of TEPPCO Partners,
               L.P. (Commission File No. 1-10403) dated July 21, 1998 and incorporated herein by reference).

     4.1       Form of Indenture between TE Products Pipeline Company, Limited
               Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline
               Company, Limited Partnership's Registration Statement on Form S-3
               (Commission File No. 333-38473) and incorporated herein by reference).

     10.1 Assignment and Assumption Agreement, dated March 24, 1988, between Texas Eastern Transmission Corporation and the Company
               (Filed as Exhibit 10.8 to the Registration Statement of TEPPCO
               Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

     10.2      Texas Eastern Products Pipeline Company 1997 Employee Incentive
               Compensation Plan executed on July 14, 1997 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
               1-10403) for the quarter ended September 30, 1997 and incorporated herein by reference).

     10.3      Agreement Regarding Environmental Indemnities and Certain Assets
               (Filed as Exhibit 10.5 to Form 10-K of TEPPCO Partners, L.P.
               (Commission File No. 1-10403) for the year ended December 31,
               1990 and incorporated herein by reference).

     10.4      Texas Eastern Products Pipeline Company Management Incentive
               Compensation Plan executed on January 30, 1992 (Filed as Exhibit
               10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
               1-10403) for the quarter ended March 31, 1992 and incorporated herein by reference).

     10.5      Texas Eastern Products Pipeline Company Long-Term Incentive
               Compensation Plan executed on October 31, 1990 (Filed as Exhibit
               10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No.
               1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

     10.6      Form of Amendment to Texas Eastern Products Pipeline Company
               Long-Term Incentive Compensation Plan (Filed as Exhibit 10.7 to the Partnership's Form 10-K (Commission File No. 1-10403) for the year ended December 31, 1995 and incorporated herein by reference).

     10.7      Employees' Savings Plan of Panhandle Eastern Corporation and
               Participating Affiliates (Effective January 1, 1991) (Filed as
               Exhibit 10.10 to the Partnership's Form 10-K (Commission File No.
               1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

     10.8      Retirement Income Plan of Panhandle Eastern Corporation and
               Participating Affiliates (Effective January 1, 1991) (Filed as
               Exhibit 10.11 to Form 10-K of TEPPCO Partners, L.P. (Commission
               File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

     10.9      Panhandle Eastern Corporation Key Executive Retirement Benefit
               Equalization Plan, adopted December 20, 1993; effective January
               1, 1994 (Filed as Exhibit 10.12 to Form 10-K of Panhandle Eastern
               Corporation (Commission File No. 1-8157) for the year ended
               December 31, 1993 and incorporated herein by reference).

     10.10     Employment Agreement with William L. Thacker, Jr. (Filed as
               Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File
               No. 1-10403) for the quarter ended September 30, 1992 and incorporated herein by reference).

     10.11     Texas Eastern Products Pipeline Company 1994 Long Term Incentive
               Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form
               10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

     10.12     Panhandle Eastern Corporation Key Executive Deferred Compensation
               Plan established effective January 1, 1994 (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
               1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

     10.13     Asset Purchase Agreement between Duke Energy Field Services, Inc.
               and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as Exhibit
               10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
               1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

     10.14     Credit Agreement between TEPPCO Colorado, LLC, SunTrust Bank,
               Atlanta, and Certain Lenders, dated April 21, 1998 (Filed as
               Exhibit 10.15 to Form 10-Q of TEPPCO Partners, L.P. (Commission
               File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

     10.15     First Amendment to Credit Agreement between TEPPCO Colorado, LLC,
               SunTrust Bank, Atlanta, and Certain Lenders, effective June 29,
               1998 (Filed as Exhibit 10.15 to Form 10-Q of TEPPCO Partners,
               L.P. (Commission File No. 1-10403) for the quarter ended June 30,
               1998 and incorporated herein by reference).

     10.16     Form of Employment Agreement between the Company and O. Horton
               Cunningham, Ernest P. Hagan, Thomas R. Harper, David L. Langley,
               Charles H. Leonard and James C. Ruth, dated December 1, 1998
               (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P.
               (Commission File No. 1-10403) for the year ended December 31,
               1998 and incorporated herein by reference).

     *24       Powers of Attorney.

     *27 Financial Data Schedule as of and for the year ended December 31, 1998.

     -----------------------
     * Filed herewith.