Form 10-Q
period 1999-06-30
TE PRODUCTS PIPELINE CO LP
filed 1999-08-09
CIK 1045548

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


FOR THE QUARTER ENDED JUNE 30, 1999


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

                                 (713) 759-3636
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

================================================================================

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,    DECEMBER 31,
                                                                 1999         1998
                                                               --------    ------------
                                                              (UNAUDITED)

                                     ASSETS
Current assets:
  Cash and cash equivalents ..............................     $ 42,861     $ 36,723
  Short-term investments .................................        3,909        3,269
  Accounts receivable, trade .............................       16,930       17,740
  Inventories ............................................       11,232       13,392
  Other ..................................................        1,608        1,509
                                                               --------     --------
    Total current assets .................................       76,540       72,633
                                                               --------     --------
Property, plant and equipment, at cost (Net of
  accumulated depreciation and amortization of
  $204,104 and $192,960) .................................      593,547      567,566
Investments ..............................................        4,246        6,490
Intangible assets ........................................       35,884       36,842
Advances to limited partner ..............................        2,358        1,989
Other assets .............................................       11,303       10,966
                                                               --------     --------
    Total assets .........................................     $723,878     $696,486
                                                               ========     ========

                        LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable and accrued liabilities ...............     $  6,740     $  8,513
  Accounts payable, general partner ......................        3,349        2,815
  Accrued interest .......................................       13,226       13,039
  Other accrued taxes ....................................        5,908        5,878
  Other ..................................................        6,994        6,974
                                                               --------     --------
    Total current liabilities ............................       36,217       37,219
                                                               --------     --------
Senior Notes .............................................      398,737      389,722
Other long-term debt .....................................       63,000       38,000
Other liabilities and deferred credits ...................        3,352        3,407
Partners' capital:
  General partner's interest .............................        2,343        2,306
  Limited partner's interests ............................      229,229      225,832
                                                               --------     --------
    Total partners' capital ..............................      231,572      228,138
                                                               --------     --------
    Total liabilities and partners' capital ..............     $723,878     $696,486
                                                               ========     ========


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                      THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                         ENDED          ENDED          ENDED          ENDED
                                                        JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                         1999           1998            1999          1998
                                                      ------------   ------------    ----------     ----------
Operating revenues:
  Transportation - Refined products ..............     $  33,353      $  32,755      $  58,949      $  55,217
  Transportation - LPGs ..........................        10,094          9,762         36,689         31,577
  Mont Belvieu operations ........................         3,358          2,418          6,255          5,088
  Other- net .....................................         7,420          6,625         13,482          9,883
                                                       ---------      ---------      ---------      ---------
     Total operating revenues ....................        54,225         51,560        115,375        101,765
                                                       ---------      ---------      ---------      ---------

Costs and expenses:
  Operating, general and administrative ..........        18,599         16,972         35,720         32,816
  Operating fuel and power .......................         7,771          6,575         14,330         12,765
  Depreciation and amortization ..................         6,770          6,625         13,533         12,705
  Taxes - other than income taxes ................         2,484          2,459          4,993          5,036
                                                       ---------      ---------      ---------      ---------
     Total costs and expenses ....................        35,624         32,631         68,576         63,322
                                                       ---------      ---------      ---------      ---------

     Operating income ............................        18,601         18,929         46,799         38,443

Interest expense .................................        (7,764)        (7,521)       (15,300)       (14,677)
Interest costs capitalized .......................           347            233            489            517
Other income - net ...............................           505          1,033            907          1,680
                                                       ---------      ---------      ---------      ---------
     Income before extraordinary loss on debt
      extinguishment .............................        11,689         12,674         32,895         25,963
                                                       ---------      ---------      ---------      ---------

  Extraordinary loss on debt extinguishment ......            --             --             --        (73,509)
                                                       ---------      ---------      ---------      ---------

     Net income (loss) ...........................     $  11,689      $  12,674      $  32,895      $ (47,546)
                                                       =========      =========      =========      =========



          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                SIX MONTHS     SIX MONTHS
                                                                                  ENDED          ENDED
                                                                                 JUNE 30,       JUNE 30,
                                                                                  1999           1998
                                                                                ---------      ---------
Cash flows from operating activities:
  Net income (loss) .......................................................     $  32,895      $ (47,546)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Depreciation and amortization .........................................        13,533         12,705
    Extraordinary loss on early extinguishment of debt ....................            --         73,509
    Equity in loss of affiliate ...........................................            74             94
    Gain on sale of property, plant and equipment .........................            --           (356)
    Decrease in accounts receivable, trade ................................           810          5,993
    Decrease (increase) inventories .......................................         2,160         (1,052)
    Decrease (increase) in other current assets ...........................           (99)           984
    Decrease in accounts payable and accrued expenses .....................        (1,002)          (874)
    Other .................................................................          (797)          (781)
                                                                                ---------      ---------
        Net cash provided by operating activities .........................        47,574         42,676
                                                                                ---------      ---------

Cash flows from investing activities:
  Proceeds from cash investments ..........................................         3,840          2,105
  Purchases of cash investments ...........................................        (2,235)            --
  Purchase of fractionator assets and related intangible assets ...........            --        (40,000)
  Proceeds from the sale of property, plant and equipment .................            --            525
  Capital expenditures ....................................................       (38,318)        (9,530)
                                                                                ---------      ---------
        Net cash used in investing activities .............................       (36,713)       (46,900)
                                                                                ---------      ---------

Cash flows from financing activities:
  Principal payment, First Mortgage Notes .................................            --       (326,512)
  Prepayment premium, First Mortgage Notes ................................            --        (70,093)
  Issuance of Senior Notes ................................................            --        389,694
  Debt issuance costs, Senior Notes .......................................            --         (3,651)
  Proceeds from term loan .................................................        25,000         38,000
  Advances to limited partner .............................................          (369)            --
  Distributions ...........................................................       (29,354)       (27,420)
                                                                                ---------      ---------
        Net cash provided by (used in) financing activities ...............        (4,723)            18
                                                                                ---------      ---------

Net increase (decrease) in cash and cash equivalents ......................         6,138         (4,206)

Cash and cash equivalents at beginning of period ..........................        36,723         43,961
                                                                                ---------      ---------
Cash and cash equivalents at end of period ................................     $  42,861      $  39,755
                                                                                =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest) .............        14,455      $  12,292
                                                                                =========      =========

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

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of June 30, 1999, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of results of operations for the full year 1999. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts from the prior year have been reclassified to conform to current presentation.

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

NOTE 2. RELATED PARTY TRANSACTIONS

         Effective March 31, 1998, TEPPCO Colorado, LLC ("TEPPCO Colorado"), a wholly-owned subsidiary of the Partnership, purchased two fractionation facilities located in Weld County, Colorado, from Duke Energy Field Services, Inc. ("DEFS"), a wholly-owned subsidiary of Duke Energy. TEPPCO Colorado and DEFS entered into a twenty year Fractionation Agreement, whereby TEPPCO Colorado will receive a variable fee for all fractionated volumes delivered to DEFS. The purchase price of these transactions was $40 million. Intangible assets include $38 million of value assigned to the Fractionation Agreement, which will be amortized on a straight-line method over the term of the Fractionation Agreement. The remaining purchase price of $2.0 million was allocated to the fractionator facilities purchased. TEPPCO Colorado and DEFS also entered into a Operations and Management Agreement, whereby DEFS will operate and maintain the fractionation facilities. TEPPCO Colorado will pay DEFS a set volumetric rate for all fractionated volumes delivered to DEFS.

NOTE 3.  INVESTMENTS

SHORT-TERM INVESTMENTS

         The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash equivalents. At June 30, 1999, short-term investments included $3.9 million of investment-grade corporate notes, which mature within one year. Such investments at June 30, 1999 included a $0.9 million investment in Duke Power Company corporate notes. All short-term investments are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at June 30, 1999.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                                   (UNAUDITED)

LONG-TERM INVESTMENTS

         At June 30, 1999, the Partnership had $4.2 million invested in investment-grade corporate notes, which have varying maturities through 2004. These securities are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at June 30, 1999.

NOTE 4.  INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                                             JUNE 30,  DECEMBER 31,
                                              1999        1998
                                             -------   -----------
Gasolines ..............................     $ 1,677     $ 4,224
Propane ................................         655       1,503
Butanes ................................       2,333       1,654
Fuel oil ...............................         579         564
Other products .........................       2,110       1,781
Materials and supplies .................       3,878       3,666
                                             -------     -------
          Total ........................     $11,232     $13,392
                                             =======     =======


         The costs of inventories were lower than market at June 30, 1999, and December 31, 1998.

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

         On May 17, 1999, the Partnership entered into a $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The term loan agreement has a term of five years. SunTrust Bank is the administrator of the loan. Approximately $28.0 million of construction cost was included in capital expenditures during the first six months of 1999, with a total of approximately $44.5 million expected to be incurred in 1999, and the remainder in 2000. At June 30, 1999, $25 million has been borrowed under the term loan agreement. Principal will be paid quarterly as follows, with the remaining principal balance payable on May 17, 2004.

                    QUARTERLY PERIODS ENDING                  PAYMENT AMOUNT
                    ------------------------                  --------------
                  June 2001 through March 2002                $2.50 million
                  June 2002 through March 2003                $3.75 million
                  June 2003 through March 2004                $5.00 million

         The interest rate for the $75 million term loan is based on the Partnership's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Interest is payable quarterly from the time of borrowing. The current interest rate for amounts outstanding under the term loan is 6.33%. Commitment fees for the term loan totaled approximately $15,000 for the quarter ended June 30, 1999.

WORKING CAPITAL FACILITIES

         On May 17, 1999, the Partnership entered into a five-year $25 million revolving credit agreement. SunTrust Bank is the administrative agent on the revolving credit agreement. The interest rate is based on the Partnership's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is payable quarterly. Interest rates are adjusted monthly, bimonthly, quarterly or semi-annually. The Partnership has not made any borrowings under this revolving credit facility. Commitment fees for the revolving credit agreement totaled approximately $7,500 for the quarter ended June 30, 1999.

NOTE 6.  CASH DISTRIBUTIONS

         The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion. Generally, distributions are made 98.9899% to the Parent Partnership and 1.0101% to the general partner.

         On May 7, 1999, the Partnership paid a cash distribution of $14.7 million for the first quarter of 1999. Additionally, on July 19, 1999, the Partnership declared a cash distribution of $16.1 million for the quarter ended June 30, 1999. The distribution increase reflects increased income and cash flows generated by the Partnership's operations. The second quarter distribution was paid on August 6, 1999.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                                   (UNAUDITED)

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM will issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership will evaluate the conditions of the Record of Decision and make adjustments to the program as required. The amount accrued for the program was approximately $0.5 million at June 30, 1999. In the opinion of the Company, the completion of the remediation program being proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership is utilizing both internal and external resources to identify, test, remediate or replace all critical known or discovered non-compliant computerized systems and applications. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership has incurred approximately $2.8 million of costs related to the Year 2000 issue. The Company estimates the remaining amounts required to address the Year 2000 issue will be as much as approximately $2.4 million. A portion of such costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of expenditures has been accelerated due to the Year 2000 issue. Although the Company believes this estimate to be reasonable, due to the complexities of the Year 2000 issue, there can be no assurance that the actual costs related to the Year 2000 issue will not be significantly greater.

         The Partnership has adopted a three-phase Year 2000 program consisting of: Phase I - Preliminary Assessment; Phase II - Detailed Assessment and Remediation Planning; and Phase III - Remediation Activities and Testing. The Partnership has completed Phase I; Phase II is 99% complete; and Phase III is 84% complete. The Remediation Activities and Testing of all process controls and business computer systems are scheduled to be completed by mid-fourth quarter of 1999.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                                   (UNAUDITED)


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

         Despite the Partnership's determined efforts to address and remediate its Year 2000 issue, there can be no assurance that all process controls and business computer systems will continue without interruption through January 1, 2000, and beyond. The complexity of identifying and testing all embedded microprocessors that are installed in hardware throughout the pipeline system used for process or flow control, transportation, security, communication and other systems may result in unforeseen operational system shutdowns. Although the amount of potential liability and lost revenue cannot be estimated, failures that result in substantial disruptions of business activities could have a material adverse effect on the Partnership. In order to mitigate potential disruptions, the Partnership will prepare contingency plans for its critical systems, processes and external relationships by mid-fourth quarter of 1999.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At June 30, 1999, the Partnership had approximately 15.1 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

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

RESULTS OF OPERATIONS

         Net income for the quarter ended June 30, 1999 was $11.7 million, compared with net income of $12.7 million for the 1998 second quarter. The decrease in net income resulted primarily from a $3.0 million increase in costs and expenses and a $0.5 million decrease in other income - net, partially offset by a $2.7 million increase in operating revenues.

         For the six months ended June 30, 1999, the Partnership reported net income of $32.9 million, compared with a net loss of $47.5 million for the first six months of 1998. The net loss in 1998 included an extraordinary charge of $73.5 million for early extinguishment of debt. Excluding the extraordinary loss, net income would have been $26.0 million for the first six months of 1998. The $6.9 million increase in income before loss on debt extinguishment resulted primarily from a $13.6 million increase in operating revenues, partially offset by a $5.3 million increase in costs and expenses, a $0.6 million increase in interest expense and a $0.8 million decrease in other income - net. See discussion below of factors affecting net income for the comparative periods.

         See volume and average tariff information below:

                                          QUARTER ENDED                          SIX MONTHS ENDED
                                             JUNE 30,          PERCENTAGE            JUNE 30,          PERCENTAGE
                                    -------------------------   INCREASE    -------------------------   INCREASE
                                       1999           1998     (DECREASE)      1999           1998     (DECREASE)
                                    ----------     ----------  ----------   ----------     ----------  ----------
VOLUMES DELIVERED
(in thousands of barrels)
      Refined products                  35,818         35,183       2%          63,973         59,694       7%
      LPGs                               6,367          5,660      12%          19,539         15,811      24%
      Mont Belvieu operations            5,882          5,518       7%          12,767         11,462      11%
                                    ----------     ----------     ---       ----------     ----------    ----
          Total                         48,067         46,361       4%          96,279         86,967      11%
                                    ==========     ==========    ====       ==========     ==========    ====

AVERAGE TARIFF PER BARREL
      Refined products              $     0.93     $     0.93      --       $     0.92     $     0.93      (1%)
      LPGs                                1.59           1.72      (8%)           1.88           2.00      (6%)
      Mont Belvieu operations             0.15           0.15      --             0.16           0.16      --
          Average system tariff
            per barrel              $     0.92     $     0.94      (2%)     $     1.01     $     1.02      (1%)
                                    ==========     ==========    ====       ==========     ==========    ====

         Refined products transportation revenues increased $0.6 million for the quarter ended June 30, 1999, compared with the prior-year quarter, due to a 2% increase in total refined products volumes delivered. Deliveries of jet fuel and distillates in the Indianapolis, Chicago and Ohio markets served by the Partnership increased as a result of strong demand and favorable price differentials. Partially offsetting these increases were lower deliveries of motor fuel as a result of reduced refinery production received into the Ark-La-Tex system and decreased gasoline blending demand for methyl tertiary butyl ether ("MTBE").

         LPGs transportation revenues increased $0.3 million for the quarter ended June 30, 1999, compared with the second quarter of 1998, due primarily to increased feed stock deliveries of isobutane to a Midwest refinery that was on a turnaround during the second quarter of 1998 and increased propane demand from petrochemical facilities along the upper Texas Gulf Coast and in the Midwest market areas. These increases were partially offset by lower propane demand in the Northeast due to unfavorable price differentials. The decrease in the average tariff per barrel resulted from the increased percentage of short-haul deliveries in the Midwest and Gulf Coast market areas in 1999.

         For the six months ended June 30, 1999, refined products transportation revenues increased $3.7 million, or 7%, compared with the corresponding period in 1998. Lower refinery production and strong economic demand for motor fuel, distillates and jet fuel resulted in increased volumes delivered in the Midwest market areas. Offsetting these increases was decreased demand for gasoline blend stocks, primarily MTBE, and gasoline feed stocks, primarily natural gasoline. Additionally, jet fuel deliveries increased as a result of new military supply agreements that became effective in the fourth quarter of 1998.

         LPGs transportation revenues increased $5.1 million, or 16%, during the six months ended June 30, 1999, compared with the same period in 1998, due to a 24% increase in volumes delivered, partially offset by a 6% decrease in the average tariff per barrel. Propane deliveries in the Northeast and upper Midwest increased from higher weather-related demand in the first quarter of 1999. Additionally, increased petrochemical demand throughout the first and second quarters resulted in increased propane deliveries along the upper Texas Gulf Coast and the Midwest market areas. The 6% decrease in the average tariff per barrel resulted from the increased percentage of short-haul deliveries in the Midwest and Gulf Coast market areas in 1999.

         Revenues generated from Mont Belvieu operations increased during both the quarter and six months ended June 30, 1999, compared with the corresponding periods in 1998, due primarily to increased storage revenue and increased petrochemical demand for shuttle deliveries.

         Other operating revenues increased $0.8 million during the second quarter of 1999, as compared with the second quarter of 1998, due primarily to a $1.2 million increase in gains on the sale of product inventory attributable to favorable market prices, partially offset by lower refined products rental revenue and lower amounts of butane received for summer storage.

         During the six months ended June 30, 1999, other operating revenues increased $3.6 million, as compared to the same period in 1998, due primarily to a $1.8 million increase in operating revenues from the fractionator facilities acquired on March 31, 1998, a $1.1 million increase due to higher product inventory volumes sold and a $0.3 million increase due to higher propane imports received at the marine terminal at Providence, Rhode Island.

         Costs and expenses increased $3.0 million for the quarter ended June 30, 1999, compared with the second quarter of 1998, primarily due to a $1.6 million increase in operating, general and administrative expenses and a $1.2 million increase in operating fuel and power expense. The increase in operating, general and administrative expenses was primarily attributable to a $0.6 million increase in expenses associated with Year 2000 activities, a $0.5 million increase in rental fees from higher volume through the connection from Colonial Pipeline at Beaumont, increased operating supplies and expenses and insurance reimbursement of past litigation costs related to the Partnership's Seymour, Indiana, terminal received in June 1998. These increases were partially offset by the $0.5 million of expense to write down the book-value of product inventory to market-value at June 30, 1998. The increase in operating fuel and power expense reflects the increased refined products and LPGs volumes delivered in the second quarter of 1999, compared to the prior year second quarter.

         Costs and expenses increased $5.3 million for the six-months ended June 30, 1999, compared with the same period in 1998, due to a $2.9 million increase in operating, general and administrative expenses, a $1.6 million volume-related increase in operating fuel and power expense and a $0.8 million increase in depreciation and amortization expense. The increase in operating, general and administrative expenses was primarily attributable to a $1.1 million increase in expenses associated with Year 2000 activities, a $0.9 million increase in rental fees from higher volume through the connection from Colonial Pipeline at Beaumont, increased product measurement losses, higher labor costs in 1999, six months of fractionation fees in 1999 related to the facilities acquired on March 31, 1998 and the factors occurring in the second quarter noted previously. Depreciation and amortization expense increased as a result of the completion of capital projects, coupled with six-months of expense in 1999 for amortization of the value assigned to the Fractionation Agreement.

         Other income decreased during both the quarter and six-months ended June 30, 1999, compared with the corresponding periods in 1998, due primarily to a $0.4 million gain on the disposition of non-carrier assets in June 1998, and lower interest income earned on cash investments in 1999.

         Interest expense increased during the six-months ended June 30, 1999, compared with the prior year period, due primarily to six months of interest expense in 1999 on the $38 million term-loan used to finance the purchase of the fractionation assets on March 31, 1998.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the six-month period ended June 30, 1999, totaled $47.6 million, comprised of $46.4 million of income before charges for depreciation and amortization and $1.2 million provided by working capital changes. This compares with cash flows from operations of $42.7 million for the corresponding period in 1998, comprised of $38.7 million of income before extraordinary loss on early extinguishment of debt and charges for depreciation and amortization and $4.0 million provided by working capital changes. The decrease in cash provided by working capital changes during the six month period ended June 30, 1999, as compared with the same period in 1998, resulted primarily from higher trade receivable balances existing at June 30, 1999. Net cash from operations for the six months ended June 30, 1999 included interest payments related to the Senior Notes and the term loan of $14.9 million. Net cash from operations for the six months ended June 30, 1998 included interest payments related to the First Mortgage Notes of $12.8 million paid on January 27, 1998 in connection with repayment of the outstanding balance of the First Mortgage Notes.

         Cash flows used in investing activities during the first six months of 1999 included $38.3 million of capital expenditures and $2.2 million of additional cash investments. These decreases of cash were offset by $3.8 million from investment maturities. Cash flows used in investing activities during the first six months of 1998 included $40.0 million for the purchase price of the fractionation assets and related intangible assets and $9.5 million of capital expenditures, partially offset by $2.1 million from investment maturities and $0.5 million received from the sale of non-carrier assets.

         In February 1999, the Partnership announced plans to construct three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The anticipated completion date is the fourth quarter of 2000. The Partnership has entered into an agreement for turnkey construction of the pipelines and related facilities and has separately entered into agreements for guaranteed throughput commitments. The cost of this project is expected to total approximately $74.5 million. Approximately $28.0 million of construction cost was included in capital expenditures during the six month period ended June 30, 1999, with a total of approximately $44.5 million expected to be incurred in 1999, and the remainder in 2000.

         Exclusive of the pipeline construction between Mont Belvieu and Port Arthur, the Partnership estimates that capital expenditures for 1999 will total approximately $22 million. Approximately $20 million of planned expenditures are expected to be used for life-cycle replacements and to upgrade current facilities, with the remaining $2 million expected to be used for revenue-generating projects. The Partnership revises capital spending estimates periodically in response to changes in cash flows and operations.

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

         On May 17, 1999, the Partnership entered into a $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The loan agreement has a term of five years. SunTrust Bank is the administrator of the loan. At June 30, 1999, $25 million has been borrowed under the term loan agreement. Principal will be paid quarterly beginning in 2001. The interest rate for the $75 million term loan is based on the Partnership's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Interest is payable quarterly from the time of borrowing. The current interest rate for amounts outstanding under the term loan is 6.33%. Commitment fees for the term loan agreement totaled approximately $15,000 for the quarter ended June 30, 1999.

         On May 17, 1999, the Partnership entered into a five-year $25 million revolving credit agreement. SunTrust Bank is the administrative agent on the revolving credit agreement. The interest rate is based on the Partnership's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is payable quarterly. Interest rates are adjusted monthly, bimonthly, quarterly or semi-annually. The Partnership has not borrowed any amounts under the revolving credit facility. Commitment fees for the revolving credit agreement totaled approximately $7,500 for the quarter ended June 30, 1999.

         The Partnership paid cash distributions of $29.4 million during the six months ended June 30, 1999. Additionally, on July 19, 1999, the Partnership declared a cash distribution of $16.1 million for the quarter ended June 30, 1999. The second quarter distribution represents a $5.8 million increase in the annual distribution. The second quarter cash distribution was paid on August 6, 1999.

OTHER MATTERS

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM will issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership will evaluate the conditions of the Record of Decision and make adjustments to the program as required. The amount accrued for the program was approximately $0.5 million at June 30, 1999. In the opinion of the Company, the completion of the remediation program being proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

     Year 2000 Issues

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership is utilizing both internal and external resources to identify, test, remediate or replace all critical known or discovered non-compliant computerized systems and applications. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership has incurred approximately $2.8 million of costs related to the Year 2000 issue. The Company estimates the remaining amounts required to address the Year 2000 issue will be as much as approximately $2.4 million. A portion of such costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of expenditures has been accelerated due to the Year 2000 issue. Although the Company believes this estimate to be reasonable, due to the complexities of the Year 2000 issue, there can be no assurance that the actual costs related to the Year 2000 issue will not be significantly greater.

         The Partnership has adopted a three-phase Year 2000 program consisting of: Phase I - Preliminary Assessment; Phase II - Detailed Assessment and Remediation Planning; and Phase III - Remediation Activities and Testing. The Partnership has completed Phase I; Phase II is 99% complete; and Phase III is 84% complete. The

Remediation Activities and Testing of all process controls and business computer systems are scheduled to be completed mid-fourth quarter of 1999.

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

         Despite the Partnership's determined efforts to address and remediate its Year 2000 issue, there can be no assurance that all process controls and business computer systems will continue without interruption through January 1, 2000, and beyond. The complexity of identifying and testing all embedded microprocessors that are installed in hardware throughout the pipeline system used for process or flow control, transportation, security, communication and other systems may result in unforeseen operational system shutdowns. Although the amount of potential liability and lost revenue cannot be estimated, failures that result in substantial disruptions of business activities could have a material adverse effect on the Partnership. In order to mitigate potential disruptions, the Partnership will prepare contingency plans for its critical systems, processes and external relationships by mid-fourth quarter of 1999.

      Market and Regulatory Environment


         In July 1999, the Partnership announced plans to build a new 360-mile pipeline from Beaumont, Texas, to Little Rock, Arkansas. The new pipeline will parallel the Partnership's two existing pipelines and will increase delivery capability of refined petroleum products by 100,000 barrels per day. The expansion will also include construction of additional storage tanks, connections to other pipelines to increase volumes entering the pipeline system and increased delivery capability in the Partnership's Midwest market areas. The expansion is scheduled to be completed in 18 to 24 months. The Partnership currently anticipates finalizing the cost and size of the pipeline by the end of the third quarter of 1999.

         Rates of interstate oil pipeline companies, like the Partnership, are currently regulated by the Federal Energy Regulatory Commission ("FERC"), primarily through an index methodology, whereby a pipeline company is allowed to change its rates based on the change from year-to-year in the Producer Price Index for finished goods less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings ("Market Based Rates") or agreements between shippers and the oil pipeline company that the rate is acceptable ("Settlement Rates").

         In May 1999, the Partnership filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. On June 30, 1999, the FERC approved a previously filed request of the Partnership waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. In July 1999, certain shippers filed protests with the FERC on the Partnership's application for Market Based Rates in certain origin and destination markets. If all or any portion of the Market Based Rates application is denied by the FERC, the Partnership has agreed to refund, with interest, all amounts collected under the tariff rates in excess of the PPI Index with respect to those markets the FERC does not find competitive.

         Effective July 1, 1999, the Partnership established Settlement Rates with all shippers that utilize certain LPGs transportation tariff rates, whereby such rates in effect on June 30, 1999, would not be adjusted for a period of either two or three years. Other LPGs transportation tariff rates under which such agreements could not be reached with all shippers were reduced pursuant to the PPI Index effective July 1, 1999. Effective July 1, 1999, the Partnership canceled its tariff for deliveries of MTBE into the Chicago market area reflecting reduced demand for transportation of MTBE into such area.


     Other

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         At June 30, 1999, the Partnership had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). Additionally, the Partnership had a $38 million bank loan outstanding from SunTrust Bank. The SunTrust loan bears interest at a fixed rate of 6.53% and is payable in full in April 2001. At June 30, 1999, the estimated fair value of the Senior Notes and the SunTrust loan was approximately $372.1 million and $37.8 million, respectively.

         The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. Recognized gains and losses related to futures contracts which qualify as hedges are recognized in income when the related inventory transactions are completed. Gains and losses related to futures contracts, to the extent settled in cash, are reported as a component of product inventory in the consolidated balance sheet until recognized as income. At June 30, 1999, there were no outstanding futures contracts.

         At June 30, 1999, the Partnership had $25 million outstanding under a variable interest rate term loan. The interest rate for this credit facility is based on the Partnership's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowing and is adjusted monthly, bimonthly, quarterly or semi-annually. Utilizing the balances of variable interest rate debt outstanding at June 30, 1999, and assuming market interest rates increase 1%, the potential annual increase in interest expense is approximately $0.3 million.

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

                  10.12 Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

                  10.13 Panhandle Eastern Corporation Key Executive Deferred Compensation Plan established effective January 1, 1994 (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

                  10.14 Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

                  10.15 Credit Agreement between TEPPCO Colorado, LLC, SunTrust Bank, Atlanta, and Certain Lenders, dated April 21, 1998 (Filed as Exhibit 10.15 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

                  10.16 First Amendment to Credit Agreement between TEPPCO Colorado, LLC, SunTrust Bank, Atlanta, and Certain Lenders, effective June 29, 1998 (Filed as Exhibit
                           10.15 to Form 10-Q of TEPPCO Partners, L.P.
                           (Commission File No. 1-10403) for the quarter ended June 30, 1998 and incorporated herein by reference).

                  10.17    Form of Employment Agreement between the Company and
                           O. Horton Cunningham, Ernest P. Hagan, Thomas R. Harper, David L. Langley, Charles H. Leonard and James C. Ruth, dated December 1, 1998 (Filed as
                           Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.18 Agreement Between Owner and Contractor between TE Products Pipeline Company, Limited Partnership and Eagleton Engineering Company, dated February 4, 1999 (Filed as Exhibit 10.21 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  10.19 Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  10.20 Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  10.21 Credit Agreement between TE Products Pipeline Company, Limited Partnership, SunTrust Bank, Atlanta, and Certain Lenders, dated May 17, 1999 (Filed as
                           Exhibit 10.26 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

                  10.22 Second Amendment to Credit Agreement between TEPPCO Colorado, LLC, SunTrust Bank, Atlanta, and Certain Lenders, effective May 17, 1999 (Filed as Exhibit
                           10.28 to

                           Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

                  27* Financial Data Schedule as of and for the six months ended June 30, 1999.

                  ----------------------
                    *  Filed herewith.

         (b)      Reports on Form 8-K:       None

Items 1, 2, 3, 4 and 5 of Part II were not applicable and have been omitted.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                                    TE Products Pipeline Company, Limited
                                    Partnership (Registrant)

                                    By:      Texas Eastern Products Pipeline
                                               Company, General Partner



                                               CHARLES H. LEONARD
                                    -----------------------------------------
                                               Charles H. Leonard
                                      Senior Vice President, Chief Financial
                                              Officer and Treasurer






Date:  August 9, 1999

                                 EXHIBIT INDEX

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

                  10.12    Texas Eastern Products Pipeline Company 1994 Long
                           Term Incentive Plan, Amendment 1, effective January
                           16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of
                           TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

                  10.13    Panhandle Eastern Corporation Key Executive Deferred
                           Compensation Plan established effective January 1,
                           1994 (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO
                           Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

                  10.14    Asset Purchase Agreement between Duke Energy Field
                           Services, Inc. and TEPPCO Colorado, LLC, dated March
                           31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of
                           TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

                  10.15    Credit Agreement between TEPPCO Colorado, LLC,
                           SunTrust Bank, Atlanta, and Certain Lenders, dated
                           April 21, 1998 (Filed as Exhibit 10.15 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
                           1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

                  10.16    First Amendment to Credit Agreement between TEPPCO
                           Colorado, LLC, SunTrust Bank, Atlanta, and Certain
                           Lenders, effective June 29, 1998 (Filed as Exhibit
                           10.15 to Form 10-Q of TEPPCO Partners, L.P.
                           (Commission File No. 1-10403) for the quarter ended
                           June 30, 1998 and incorporated herein by reference).

                  10.17    Form of Employment Agreement between the Company and
                           O. Horton Cunningham, Ernest P. Hagan, Thomas R.
                           Harper, David L. Langley, Charles H. Leonard and
                           James C. Ruth, dated December 1, 1998 (Filed as
                           Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P.
                           (Commission File No. 1-10403) for the year ended
                           December 31, 1998 and incorporated herein by reference).

                  10.18    Agreement Between Owner and Contractor between TE
                           Products Pipeline Company, Limited Partnership and
                           Eagleton Engineering Company, dated February 4, 1999
                           (Filed as Exhibit 10.21 to Form 10-Q of TEPPCO
                           Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  10.19    Services and Transportation Agreement between TE
                           Products Pipeline Company, Limited Partnership and
                           Fina Oil and Chemical Company, BASF Corporation and
                           BASF Fina Petrochemical Limited Partnership, dated
                           February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
                           1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  10.20 Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners,
                           L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  10.21    Credit Agreement between TE Products Pipeline
                           Company, Limited Partnership, SunTrust Bank, Atlanta, and Certain Lenders, dated May 17, 1999 (Filed as
                           Exhibit 10.26 to Form 10-Q of TEPPCO Partners, L.P.
                           (Commission File No. 1-10403) for the quarter ended
                           June 30, 1999 and incorporated herein by reference).

                  10.22    Second Amendment to Credit Agreement between TEPPCO
                           Colorado, LLC, SunTrust Bank, Atlanta, and Certain
                           Lenders, effective May 17, 1999 (Filed as Exhibit
                           10.28 to

                           Form 10-Q of TEPPCO Partners, L.P. (Commission File
                           No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

                  27* Financial Data Schedule as of and for the six months ended June 30, 1999.

                  ----------------------
                    *  Filed herewith.