Form 10-Q
period 1999-09-30
TE PRODUCTS PIPELINE CO LP
filed 1999-11-09
CIK 1045548

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

FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                       1999             1998
                                                                   -------------    ------------
                                                                    (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents ..................................      $   25,299      $   36,723
  Short-term investments .....................................           3,910           3,269
  Accounts receivable, trade .................................          15,606          17,740
  Inventories ................................................           9,222          13,392
  Other ......................................................           1,424           1,509
                                                                    ----------      ----------
     Total current assets ....................................          55,461          72,633
                                                                    ----------      ----------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $207,891 and $192,960) ....         604,010         567,566
Investments ..................................................           5,244           6,490
Intangible assets ............................................          35,405          36,842
Advances to limited partner ..................................           2,358           1,989
Other assets .................................................          11,406          10,966
                                                                    ----------      ----------
     Total assets ............................................      $  713,884      $  696,486
                                                                    ==========      ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and accrued liabilities ...................      $    5,794      $    8,513
  Accounts payable, general partner ..........................           3,166           2,815
  Accrued interest ...........................................           6,391          13,039
  Other accrued taxes ........................................           6,650           5,878
  Other ......................................................           9,905           6,974
                                                                    ----------      ----------
     Total current liabilities ...............................          31,906          37,219
                                                                    ----------      ----------
Senior Notes .................................................         389,745         389,722
Other long-term debt .........................................          63,000          38,000
Other liabilities and deferred credits .......................           3,574           3,407

Partners' capital:
  General partner's interest .................................           2,283           2,306
  Limited partner's interests ................................         223,376         225,832
                                                                    ----------      ----------
     Total partners' capital .................................         225,659         228,138
                                                                    ----------      ----------
     Total liabilities and partners' capital .................      $  713,884      $  696,486
                                                                    ==========      ==========


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                          THREE MONTHS     THREE MONTHS      NINE MONTHS      NINE MONTHS
                                                              ENDED            ENDED            ENDED            ENDED
                                                          SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                              1999             1998             1999             1998
                                                          -------------    -------------    -------------    -------------
Operating revenues:
  Transportation - Refined products ..................      $   33,448       $   35,316       $   92,397       $   90,533
  Transportation - LPGs ..............................           9,484           10,625           46,173           42,202
  Mont Belvieu operations ............................           3,329            2,848            9,584            7,936
  Other- net .........................................           7,386            5,440           20,868           15,323
                                                            ----------       ----------       ----------       ----------
     Total operating revenues ........................          53,647           54,229          169,022          155,994
                                                            ----------       ----------       ----------       ----------

Costs and expenses:

  Operating, general and administrative ..............          19,427           18,366           55,147           51,182
  Operating fuel and power ...........................           7,824            7,550           22,154           20,315
  Depreciation and amortization ......................           6,774            6,651           20,307           19,356
  Taxes - other than income taxes ....................           2,419            1,940            7,412            6,976
                                                            ----------       ----------       ----------       ----------
     Total costs and expenses ........................          36,444           34,507          105,020           97,829
                                                            ----------       ----------       ----------       ----------

     Operating income ................................          17,203           19,722           64,002           58,165

Interest expense .....................................          (7,992)          (7,550)         (23,292)         (22,227)
Interest costs capitalized ...........................             705              121            1,194              638
Other income - net ...................................             347              571            1,254            2,251
                                                            ----------       ----------       ----------       ----------
     Income before extraordinary loss on debt
      extinguishment .................................          10,263           12,864           43,158           38,827
                                                            ----------       ----------       ----------       ----------

 Extraordinary loss on debt extinguishment ...........              --               --               --          (73,509)
                                                            ----------       ----------       ----------       ----------

     Net income (loss) ...............................      $   10,263       $   12,864       $   43,158       $  (34,682)
                                                            ==========       ==========       ==========       ==========

          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         NINE MONTHS       NINE MONTHS
                                                                            ENDED             ENDED
                                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                                            1999              1998
                                                                        -------------     -------------
Cash flows from operating activities:
  Net income (loss) ................................................      $   43,158       $  (34,682)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Depreciation and amortization ..................................          20,307           19,356
    Extraordinary loss on early extinguishment of debt .............              --           73,509
    Equity in loss of affiliate ....................................             339              182
    Gain on sale of property, plant and equipment ..................              --             (356)
    Decrease in accounts receivable, trade .........................           2,134            3,788
    Decrease (increase) inventories ................................           4,170             (795)
    Decrease in other current assets ...............................              85            1,818
    Decrease in accounts payable and accrued expenses ..............          (5,313)          (5,427)
    Other ..........................................................            (975)          (2,007)
                                                                          ----------       ----------
        Net cash provided by operating activities ..................          63,905           55,386
                                                                          ----------       ----------

Cash flows from investing activities:
  Proceeds from cash investments ...................................           3,840            2,105
  Purchases of cash investments ....................................          (3,235)              --
  Purchase of fractionator assets and related intangible assets ....              --          (40,000)
  Proceeds from the sale of property, plant and equipment ..........              --              525
  Capital expenditures .............................................         (55,084)         (15,200)
                                                                          ----------       ----------
        Net cash used in investing activities ......................         (54,479)         (52,570)
                                                                          ----------       ----------

Cash flows from financing activities:
  Principal payment, First Mortgage Notes ..........................              --         (326,512)
  Prepayment premium, First Mortgage Notes .........................              --          (70,093)
  Issuance of Senior Notes .........................................              --          389,694
  Debt issuance costs, Senior Notes ................................              --           (3,651)
  Proceeds from term loan ..........................................          25,000           38,000
  Advances to limited partner ......................................            (369)              --
  Distributions ....................................................         (45,481)         (42,097)
                                                                          ----------       ----------
        Net cash used in financing activities ......................         (20,850)         (14,659)
                                                                          ----------       ----------

Net decrease in cash and cash equivalents ..........................         (11,424)         (11,843)

Cash and cash equivalents at beginning of period ...................          36,723           43,961
                                                                          ----------       ----------
Cash and cash equivalents at end of period .........................      $   25,299       $   32,118
                                                                          ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest) ......      $   28,472       $   26,210
                                                                          ==========       ==========

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

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of September 30, 1999, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of results of operations for the full year 1999. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts from the prior year have been reclassified to conform to current presentation.

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

NOTE 3.  INVESTMENTS

SHORT-TERM INVESTMENTS

         The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash equivalents. At September 30, 1999, short-term investments included $3.9 million of investment-grade corporate notes, which mature within one year. Such investments at September 30, 1999 included a $0.9 million investment in Duke Power Company corporate notes. All short-term investments are classified as held-to-maturity securities and are

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                                   (UNAUDITED)


stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at September 30, 1999.

LONG-TERM INVESTMENTS

         At September 30, 1999, the Partnership had $5.2 million invested in investment-grade corporate notes, which have varying maturities through 2004. These securities are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at September 30, 1999.

NOTE 4.  INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                  1999             1998
                                                             -------------     ------------
     Gasolines ..........................................      $      924      $    4,224
     Propane ............................................             576           1,503
     Butanes ............................................           2,392           1,654
     Fuel oil ...........................................             524             564
     Other products .....................................           1,015           1,781
     Materials and supplies .............................           3,791           3,666
                                                               ----------      ----------
               Total ....................................      $    9,222      $   13,392
                                                               ==========      ==========


         The costs of inventories were lower than market at September 30, 1999, and December 31, 1998.

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

         On May 17, 1999, the Partnership entered into a $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The loan agreement has a term of five years. SunTrust Bank is the administrator of the loan. Approximately $39.7 million of construction cost was included in capital expenditures during the first nine months of 1999, with a total of approximately $44.6 million expected to be incurred in 1999, and the remainder in 2000. At September 30, 1999, $25 million has been borrowed under the term loan agreement. Principal will be paid quarterly as follows, with the remaining principal balance payable on May 17, 2004.

             QUARTERLY PERIODS ENDING              PAYMENT AMOUNT
             ------------------------              --------------
            June 2001 through March 2002           $2.50 million
            June 2002 through March 2003           $3.75 million
            June 2003 through March 2004           $5.00 million

         The interest rate for the $75 million term loan is based on the Partnership's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Interest is payable quarterly from the time of borrowing. The current interest rate for amounts outstanding under the term loan is 6.33%. Commitment fees for the term loan totaled approximately $47,000 for the period from May 17, 1999 through September 30, 1999.

WORKING CAPITAL FACILITIES

         On May 17, 1999, the Partnership entered into a five-year $25 million revolving credit agreement. SunTrust Bank is the administrative agent on the revolving credit agreement. The interest rate is based on the Partnership's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is payable quarterly. Interest rates are adjusted monthly, bimonthly, quarterly or semi-annually. The Partnership has not made any borrowings under this revolving credit facility. Commitment fees for the revolving credit agreement totaled approximately $23,000 for the period from May 17, 1999 through September 30, 1999.

NOTE 6.  CASH DISTRIBUTIONS

         The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion. Generally, distributions are made 98.9899% to the Parent Partnership and 1.0101% to the general partner.

         On August 7, 1999, the Partnership paid a cash distribution of $16.1 million for the second quarter of 1999. Additionally, on October 18, 1999, the Partnership declared a cash distribution of $16.1 million for the quarter ended September 30, 1999. The third quarter distribution was paid on November 5, 1999.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM will issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership will evaluate the conditions of the Record of Decision and make adjustments to the program as required. The amount accrued for the program was approximately $0.4 million at September 30, 1999. In the opinion of the Company, the completion of the remediation program being proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership is utilizing both internal and external resources to identify, test, remediate or replace all critical known or discovered non-compliant computerized systems and applications. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership has incurred approximately $3.8 million of costs related to the Year 2000 issue. The Company estimates the remaining amounts required to address the Year 2000 issue will be as much as approximately $1.4 million. A portion of such costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of expenditures has been accelerated due to the Year 2000 issue. Although the Company believes this estimate to be reasonable, due to the complexities of the Year 2000 issue, there can be no assurance that the actual costs related to the Year 2000 issue will not be significantly greater.

         The Partnership has adopted a three-phase Year 2000 program consisting of: Phase I - Preliminary Assessment; Phase II Detailed Assessment and Remediation Planning; and Phase III - Remediation Activities and Testing. The Partnership has completed Phase I and Phase II; and Phase III is approximately 95% complete. Remediation Activities and Testing of all major process controls and computer systems have been completed. Remediation Activities and Testing of other software applications and hardware will be complete by mid-December 1999.

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

         Despite the Partnership's determined efforts to address and remediate its Year 2000 issue, there can be no assurance that all process controls and business computer systems will continue without interruption through January 1, 2000, and beyond. The complexity of identifying and testing all embedded microprocessors that are installed in hardware throughout the pipeline system used for process or flow control, transportation, security, communication and other systems may result in unforeseen operational system shutdowns. Although the amount of potential liability and lost revenue cannot be estimated, failures that result in substantial disruptions of business activities could have a material adverse effect on the Partnership. In order to mitigate potential disruptions, the Partnership will prepare contingency plans for its critical systems, processes and external relationships by December 1, 1999.

         Tariff rates of interstate oil pipeline companies are currently regulated by the FERC, primarily through an index methodology, whereby a pipeline company is allowed to change its rates based on the change from year-to-year in the Producer Price Index for finished goods less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings ("Market Based Rates") or agreements between shippers and the oil pipeline company that the rate is acceptable ("Settlement Rates").

         In May 1999, the Partnership filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. The FERC approved a request of the Partnership waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Partnership has agreed to refund, with interest, such amounts collected under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At September 30, 1999, the amount for accrued rate refunds totaled approximately $0.4 million.

         In July 1999, certain shippers filed protests with the FERC on the Partnership's application for Market Based Rates in four destination markets. The Partnership believes it will prevail in competitive market determination in those destination markets under protest.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At September 30, 1999, the Partnership had approximately 17.4 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance it believes to be adequate to cover product losses through circumstances beyond its control.

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

RESULTS OF OPERATIONS

         Net income for the quarter ended September 30, 1999 was $10.3 million, compared with net income of $12.9 million for the 1998 third quarter. The decrease in net income resulted primarily from a $1.9 million increase in costs and expenses, a $0.6 million decrease in operating revenues and a $0.4 million increase in interest expense. These decreases of net income were partially offset by a $0.6 million increase in interest capitalized.

         For the nine months ended September 30, 1999, the Partnership reported net income of $43.2 million, compared with a net loss of $34.7 million for the first nine months of 1998. The net loss in 1998 included an extraordinary charge of $73.5 million for early extinguishment of debt. Excluding the extraordinary loss, net income would have been $38.8 million for the first nine months of 1998. The $4.3 million increase in income before loss on debt extinguishment resulted primarily from a $13.0 million increase in operating revenues and a $0.6 million increase in interest capitalized, which were partially offset by a $7.2 million increase in costs and expenses, a $1.1 million increase in interest expense and a $1.0 million decrease in other income - net. See discussion below of factors affecting net income for the comparative periods.

         See volume and average tariff information below:

                                           QUARTER ENDED                             NINE MONTHS ENDED
                                           SEPTEMBER 30,         PERCENTAGE            SEPTEMBER 30,         PERCENTAGE
                                      ----------------------      INCREASE        ----------------------      INCREASE
                                        1999          1998       (DECREASE)         1999          1998       (DECREASE)
                                      --------      --------     ----------       --------      --------     ----------

VOLUMES DELIVERED
(in thousands of barrels)
      Refined products                  35,883        37,103            (3%)        99,856        96,797             3%
      LPGs                               6,404         6,845            (6%)        25,943        22,656            15%
      Mont Belvieu operations            8,000         6,890            16%         20,767        18,352            13%
                                      --------      --------      --------        --------      --------      --------
          Total                         50,287        50,838            (1%)       146,566       137,805             6%
                                      ========      ========      ========        ========      ========      ========

AVERAGE TARIFF PER BARREL
      Refined products                $   0.93      $   0.95            (2%)      $   0.93      $   0.94            (1%)
      LPGs                                1.48          1.55            (5%)          1.78          1.86            (4%)
      Mont Belvieu operations             0.15          0.14             7%           0.16          0.15             7%
        Average system tariff         $   0.88      $   0.92            (4%)      $   0.97      $   0.98            (1%)
                                      ========      ========      ========        ========      ========      ========

         Refined products transportation revenues decreased $1.9 million for the quarter ended September 30, 1999, compared with the prior-year quarter, due to a 3% decrease in total refined products volumes delivered and a 2% decrease in the refined products average tariff per barrel. Motor fuel volumes delivered decreased 2.4 million barrels as a result of unfavorable price differentials in the Midwest and reduced refinery production received into the Ark-La-Tex system. Additionally, methyl tertiary butyl ether ("MTBE") volumes delivered decreased
0.4 million barrels as a result of the Partnership canceling its tariffs to Midwest destinations, effective July 1, 1999. This action was taken with the consent of MTBE shippers as a result of lower demand for MTBE transportation caused by changing blending economics, and resulted in increased pipeline capacity and tankage available for other products. Decreases in motor fuel and MTBE were partially offset by a 1.1 million barrel increase in jet fuel volumes delivered and a 1.0 million barrel increase in distillate volumes delivered attributable to strong economic demand in the Midwest market areas. Jet fuel volumes delivered also benefited as a result of new military supply agreements that became effective in the fourth quarter of 1998. The decrease in the average tariff per barrel was primarily attributable to the 1.83% general tariff reduction pursuant to the Producer Price Index for finished goods less 1% ("PPI Index"), effective July 1, 1999. The Partnership has deferred recognition of approximately $0.4 million of revenue with respect to potential refund obligations for rates charged in excess of the PPI index while its application for Market Based Rates is under review by FERC. See further discussion regarding Market Based Rates included in "Other Matters - Market and Regulatory Environment."

         LPGs transportation revenues decreased $1.1 million for the quarter ended September 30, 1999, compared with the third quarter of 1998, as a result of a 6% decrease in total LPGs volumes delivered and a 5% decrease in the LPGs average tariff per barrel. The decrease was primarily attributable to a 0.2 million barrel decrease in long-haul propane volumes delivered in the Northeast market area attributable to unfavorable price differentials versus competing Canadian product. Additionally, short-haul propane volumes delivered decreased
0.5 million barrels as a result of lower deliveries along the upper Texas Gulf Coast. These decreases were partially offset by a 0.2 million barrel increase in propane volumes delivered in the Midwest market area primarily attributable to higher demand from a petrochemical facility served by the Partnership. The decrease in the LPGs average tariff per barrel resulted from the decrease in long-haul volumes delivered in the Northeast market area in 1999 and tariff rate reductions under the PPI Index, effective July 1, 1999.

         For the nine months ended September 30, 1999, refined products transportation revenues increased $1.9 million, compared with the corresponding period in 1998, as a result of a 3% increase in total refined products volumes delivered, partially offset by a 1% decrease in the average tariff per barrel. Strong economic demand coupled with lower refinery production resulted in a 2.6 million barrel increase in distillate volumes delivered and a 2.6 million barrel increase in jet fuel volumes delivered. These increases were partially offset by a 0.8 million barrel decrease in MTBE volumes delivered as a result of lower blending demand in the Chicago market area, a 0.7 million barrel decrease in natural gasoline volumes delivered attributable to lower feed stock and blending demand, and a 0.4 million barrel decrease in motor fuel volumes delivered due to unfavorable Midwest price differentials. The decrease in the average tariff per barrel resulted primarily from the general tariff reduction under the PPI Index, effective July 1, 1999.

         LPGs transportation revenues increased $4.0 million, during the nine months ended September 30, 1999, compared with the same period in 1998, due to a 15% increase in total LPGs volumes delivered, partially offset by a 4% decrease in the LPGs average tariff per barrel. Propane deliveries in the Northeast market area increased 1.2 million barrels from higher weather-related demand in the first quarter of 1999, partially offset by unfavorable price differentials during the second and third quarters of 1999. Propane deliveries in the Midwest market area and the upper Texas Gulf Coast increased 1.2 million barrels and 0.9 million barrels, respectively, from the prior year due primarily to increased petrochemical feed stock demand. Butane volumes delivered were relatively unchanged from the prior year due to lower refinery feed stock demand in the Northeast, partially offset by increased demand from Midwest area refineries. The 4% decrease in the average tariff per barrel resulted from the larger percentage of short-haul barrels during 1999, coupled with the reduction in tariffs rates pursuant to the PPI Index, effective July 1, 1999.

         Revenues generated from Mont Belvieu operations increased during both the quarter and nine months ended September 30, 1999, compared with the corresponding periods in 1998, due primarily to increased storage revenue and increased demand for shuttle deliveries of propane and butane.

         Other operating revenues increased $1.9 million during the third quarter of 1999, as compared with the third quarter of 1998, due primarily to a $1.7 million increase in gains on the sale of product inventory attributable to favorable market prices and increased revenue earned on contracts for butane storage during the summer months.

         During the nine months ended September 30, 1999, other operating revenues increased $5.5 million, as compared to the same period in 1998, due primarily to a $2.8 million increase in gains on the sale of product inventory, a $1.8 million increase in operating revenues from the fractionator facilities acquired on March 31, 1998, lower exchange losses incurred to position product in the Midwest market area, and higher propane imports received at the marine terminal at Providence, Rhode Island.

         Costs and expenses increased $1.9 million for the quarter ended September 30, 1999, compared with the third quarter of 1998, primarily due to a $1.1 million increase in operating, general and administrative expenses, a $0.3 million increase in operating fuel and power expense, and a $0.5 million increase in taxes - other than income. The increase in operating, general and administrative expenses was primarily attributable to a $0.7 million increase in expenses associated with Year 2000 activities, a $0.5 million increase in rental fees from higher volume through the connection from Colonial Pipeline at Beaumont, and increased general and administrative supplies and services. These increases were partially offset by a $0.5 million decrease in product measurement losses. The increase in operating fuel and power expense was primarily attributable to a heavier mix of products transported during the third quarter of 1999. The increase in taxes - other than income was primarily due to credits recorded during the third quarter of 1998 for the over accrual of previous years' property taxes.

         Costs and expenses increased $7.2 million for the nine-months ended September 30, 1999, compared with the same period in 1998, due to a $4.0 million increase in operating, general and administrative expenses, a $1.8 million volume-related increase in operating fuel and power expense, a $1.0 million increase in depreciation and amortization expense and a $0.4 million increase in taxes - other than income. The increase in operating, general and administrative expenses was primarily attributable to a $1.8 million increase in expenses associated with Year 2000 activities; a $1.5 million increase in rental fees from higher volume through the connection from Colonial Pipeline at Beaumont; a $0.3 million insurance reimbursement received in June 1998 for past litigation costs related to the Seymour, Indiana, terminal; nine months of fractionation fees in 1999 related to the facilities acquired on March 31, 1998; and higher general and administrative supplies and services. Depreciation and amortization expense increased as a result of the completion of capital projects, coupled with nine months of expense in 1999 for amortization of the value assigned to the Fractionation Agreement. The increase in taxes - other than income increased due to factor noted above during the third quarter of 1998.

         Interest expense increased $1.1 million during the nine-months ended September 30, 1999, compared with the prior year period. Approximately $0.6 million of the increase was attributable to nine months of interest expense in 1999 on the $38 million term-loan used to finance the purchase of the fractionation assets on March 31, 1998. The remaining increase resulted from $25 million of borrowings during the second quarter of 1999 against the term loan to finance construction of the pipelines between Mont Belvieu and Port Arthur, Texas. Capitalized interest increased during both the quarter ended and nine months ended September 30, 1999, compared with the corresponding periods in 1998, as a result of higher balances associated with construction-in-progress of the new pipelines between Mont Belvieu and Port Arthur.

         Other income decreased during both the quarter and nine-months ended September 30, 1999, compared with the corresponding periods in 1998, due primarily to lower interest income earned on cash investments in 1999, and a $0.4 million gain on the disposition of non-carrier assets in June 1998.

FINANCIAL CONDITION AND LIQUIDITY


         Net cash from operations for the nine-month period ended September 30, 1999, totaled $63.9 million, comprised of $63.5 million of income before charges for depreciation and amortization and $0.4 million provided by working capital changes. This compares with cash flows from operations of $55.4 million for the corresponding period in 1998, comprised of $57.4 million of income before extraordinary loss on early extinguishment of debt and charges for depreciation and amortization, partially offset by $2.0 million used for working capital changes. Net cash from operations for the nine months ended September 30, 1999 and 1998, included interest payments of $29.7 million and $26.8 million, respectively.

         Cash flows used in investing activities during the first nine months of 1999 included $55.1 million of capital expenditures and $3.2 million of additional cash investments. These decreases of cash were offset by $3.8 million from investment maturities. Cash flows used in investing activities during the first nine months of 1998 included $40.0 million for the purchase price of the fractionation assets and related intangible assets and $15.2 million of capital expenditures, partially offset by $2.1 million from investment maturities and $0.5 million received from the sale of non-carrier assets.

         In February 1999, the Partnership announced plans to construct three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The anticipated completion date is the fourth quarter of 2000. The Partnership has entered into an agreement for turnkey construction of the pipelines and related facilities and has separately entered into agreements for guaranteed throughput commitments. The cost of this project is expected to total approximately $74.5 million. Approximately $39.7 million of construction cost was included in capital expenditures during the nine month period ended September 30, 1999, with a total of approximately $44.6 million expected to be incurred in 1999, and the remainder in 2000.

         Exclusive of the pipeline construction between Mont Belvieu and Port Arthur, the Partnership estimates that capital expenditures for 1999 will total approximately $25 million. Approximately $23 million of planned expenditures are expected to be used for life-cycle replacements and to upgrade current facilities, with the remaining $2 million expected to be used for revenue-generating projects. The Partnership revises capital spending estimates periodically in response to changes in cash flows and operations.

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

         On May 17, 1999, the Partnership entered into a $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The loan agreement has a term of five years. SunTrust Bank is the administrator of the loan. At September 30, 1999, $25 million has been borrowed under the term loan agreement. Principal will be paid quarterly beginning in 2001. The interest rate for the $75 million term loan is based on the Partnership's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Interest is payable quarterly from the time of borrowing. The current interest rate for amounts outstanding under the term loan is 6.33%. Commitment fees for the term loan agreement totaled approximately $47,000 for the period from May 17, 1999 through September 30, 1999.

         On May 17, 1999, the Partnership entered into a five-year $25 million revolving credit agreement. SunTrust Bank is the administrative agent on the revolving credit agreement. The interest rate is based on the Partnership's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is payable quarterly. Interest rates are adjusted monthly, bimonthly, quarterly or semi-annually. The Partnership has not borrowed any amounts under the revolving credit facility. Commitment fees for the revolving credit agreement totaled approximately $23,000 for the period from May 17, 1999 through September 30, 1999.

         The Partnership paid cash distributions of $45.5 million during the nine months ended September 30, 1999. Additionally, on October 18, 1999, the Partnership declared a cash distribution of $16.1 million for the quarter ended September 30, 1999. The third quarter cash distribution was paid on November 5, 1999.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM will issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership will evaluate the conditions of the Record of Decision and make adjustments to the program as required. The amount accrued for the program was approximately $0.4 million at September 30, 1999. In the opinion of the Company, the completion of the remediation program being proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

     Year 2000 Issues

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership is utilizing both internal and external resources to identify, test, remediate or replace all critical known or discovered non-compliant computerized systems and applications. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership has incurred approximately $3.8 million of costs related to the Year 2000 issue. The Company estimates the remaining amounts required to address the Year 2000 issue will be as much as approximately $1.4 million. A portion of such costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of expenditures has been accelerated due to the Year 2000 issue. Although the Company believes this estimate to be reasonable, due to the complexities of the Year 2000 issue, there can be no assurance that the actual costs related to the Year 2000 issue will not be significantly greater.

         The Partnership has adopted a three-phase Year 2000 program consisting of: Phase I - Preliminary Assessment; Phase II Detailed Assessment and Remediation Planning; and Phase III - Remediation Activities and Testing. The Partnership has completed Phase I and Phase II; and Phase III is approximately 95% complete. Remediation Activities and Testing of all major process controls and computer systems have been completed. Remediation Activities and Testing of other software applications and hardware will be complete by mid-December 1999.

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

         Despite the Partnership's determined efforts to address and remediate its Year 2000 issue, there can be no assurance that all process controls and business computer systems will continue without interruption through January 1, 2000, and beyond. The complexity of identifying and testing all embedded microprocessors that are installed in hardware throughout the pipeline system used for process or flow control, transportation, security, communication and other systems may result in unforeseen operational system shutdowns. Although the amount of potential liability and lost revenue cannot be estimated, failures that result in substantial disruptions of business activities could have a material adverse effect on the Partnership. In order to mitigate potential disruptions, the Partnership will prepare contingency plans for its critical systems, processes and external relationships by December 1, 1999.

      Market and Regulatory Environment

         In July 1999, the Partnership announced plans to build a new 360-mile pipeline from Beaumont, Texas, to Little Rock, Arkansas. The new pipeline will parallel the Partnership's two existing pipelines and will increase delivery capability of refined petroleum products by 100,000 barrels per day. The expansion will also include construction of additional storage tanks, connections to other pipelines to increase volumes entering the pipeline system and increased delivery capability in the Partnership's Midwest market areas. The expansion is scheduled to be completed in 18 to 24 months. The Partnership currently anticipates finalizing its evaluation of various construction alternatives of the capacity expansion during the fourth quarter of 1999.

         Tariff rates of interstate oil pipeline companies are currently regulated by the FERC, primarily through an index methodology, whereby a pipeline company is allowed to change its rates based on the change from year-to-year in the Producer Price Index for finished goods less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings ("Market Based Rates") or agreements between shippers and the oil pipeline company that the rate is acceptable ("Settlement Rates").

         In May 1999, the Partnership filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. The FERC approved a request of the Partnership waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Partnership has agreed to refund, with interest, such amounts collected under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At September 30, 1999, the amount for accrued rate refunds totaled approximately $0.4 million.

         In July 1999, certain shippers filed protests with the FERC on the Partnership's application for Market Based Rates in four destination markets. The Partnership believes it will prevail in competitive market determination in those destination markets under protest.

         Effective July 1, 1999, the Partnership established Settlement Rates with all shippers that utilize certain LPGs transportation tariff rates, whereby such rates in effect on June 30, 1999, would not be adjusted for a period of either two or three years. Other LPGs transportation tariff rates under which such agreements could not be reached with all shippers were reduced pursuant to the PPI Index (approximately 1.83%), effective July 1, 1999. Effective July 1, 1999, the Partnership canceled its tariff for deliveries of MTBE into the Chicago market area reflecting reduced demand for transportation of MTBE into such area. The MTBE tariffs were canceled with the consent of MTBE shippers and resulted in increased pipeline capacity and tankage available for other products.

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

For additional discussion of such risks and uncertainties, see TE Products Pipeline Company, Limited Partnership's 1998 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         At September 30, 1999, the Partnership had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). Additionally, the Partnership had a $38 million bank loan outstanding from SunTrust Bank. The SunTrust loan bears interest at a fixed rate of 6.53% and is payable in full in April 2001. At September 30, 1999, the estimated fair value of the Senior Notes and the SunTrust loan was approximately $361.2 million and $37.8 million, respectively.

         The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. Recognized gains and losses related to futures contracts which qualify as hedges are recognized in income when the related inventory transactions are completed. Gains and losses related to futures contracts, to the extent settled in cash, are reported as a component of product inventory in the consolidated balance sheet until recognized as income. At September 30, 1999, there were no outstanding futures contracts.

         At September 30, 1999, the Partnership had $25 million outstanding under a variable interest rate term loan. The interest rate for this credit facility is based on the Partnership's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowing and is adjusted monthly, bimonthly, quarterly or semi-annually. Utilizing the balances of variable interest rate debt outstanding at September 30, 1999, and assuming market interest rates increase 1%, the potential annual increase in interest expense is approximately $0.3 million.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                  10.23 Texas Eastern Products Pipeline Company Nonemployee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

                  10.24 Texas Eastern Products Pipeline Company Nonemployee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

                  10.25 Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as
                           Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

                  27* Financial Data Schedule as of and for the nine months ended September 30, 1999.

                  -------------
                    *  Filed herewith.

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

                              TE Products Pipeline Company, Limited Partnership (Registrant)

                              By:  Texas Eastern Products Pipeline Company,
                                       General Partner

                                          /s/ CHARLES H. LEONARD
                              --------------------------------------------------
                                              Charles H. Leonard
                                Senior Vice President, Chief Financial Officer
                                                and Treasurer


Date:  November 9, 1999

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

  27                               Financial Data Schedule