Form 10-K
period 1999-12-31
TE PRODUCTS PIPELINE CO LP
filed 2000-03-10
CIK 1045548

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                        WHICH REGISTERED
          -------------------                        ----------------
6.45% Senior Notes, due January 15, 2008         New York Stock Exchange
7.51% Senior Notes, due January 15, 2028         New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

================================================================================

                               TABLE OF CONTENTS

                                     PART I



ITEMS  1.     Business and Properties....................................................................................1
  AND  2.
ITEM   3.     Legal Proceedings.........................................................................................10
ITEM   4.     Submission of Matters to a Vote of Security Holders.......................................................10

                                                      PART II

ITEM   5.     Market for Registrant's Common Equity and Related Partnership Interest Matters............................10
ITEM   6.     Selected Financial Data...................................................................................11
ITEM   7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....................12
ITEM  7A.     Quantitative and Qualitative Disclosures About Market Risks...............................................19
ITEM   8.     Financial Statements and Supplementary Data...............................................................20
ITEM   9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................20

                                                     PART III

ITEM  10      Directors and Executive Officers of the Registrant........................................................20
ITEM  11      Executive Compensation....................................................................................20
ITEM  12      Security Ownership of Certain Beneficial Owners and Management............................................20
ITEM  13      Certain Relationships and Related Transactions............................................................20

                                                      PART IV

ITEM  14      Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................................21

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

         In June 1997, Duke Energy Corporation ("Duke Energy") was formed through a merger between PanEnergy Corp ("PanEnergy") and Duke Power Company. The Company, previously a wholly-owned subsidiary of PanEnergy, became an indirect wholly-owned subsidiary of Duke Energy on the date of the merger.

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

         The Pipeline System includes 30 storage facilities with an aggregate storage capacity of 13 million barrels of refined petroleum products and 38 million barrels of LPGs, including storage capacity leased to outside parties. The Pipeline System makes deliveries to customers at 53 locations including 18 Partnership owned truck racks, rail car facilities and marine facilities. Deliveries to other pipelines occur at various facilities owned by the Partnership or by third parties.

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

MAJOR MARKETS

         The Pipeline System's major operations are the transportation, storage and terminaling of refined petroleum products and LPGs along its mainline system, and the storage and short-haul transportation of LPGs associated with its Mont Belvieu operations. Product deliveries, in millions of barrels (MMBbls) on a regional basis, over the last three years were as follows:



                                                                       PRODUCT DELIVERIES (MMBBLS)
                                                                        YEARS ENDED DECEMBER 31,
                                                                      ------------------------------
                                                                        1999       1998       1997
                                                                      -------    -------    -------
Refined Products Transportation:
      Central (1)..................................................      67.7       71.5       69.4
      Midwest (2)..................................................      37.9       34.8       29.9
      Ohio and Kentucky............................................      27.0       24.2       20.7
                                                                      -------    -------    -------
          Subtotal.................................................     132.6      130.5      120.0
                                                                      -------    -------    -------
LPGs Mainline Transportation:
      Central, Midwest and Kentucky (1)(2).........................      22.9       18.5       23.8
      Ohio and Northeast (3).......................................      14.7       13.5       18.2
                                                                      -------    -------    -------
          Subtotal.................................................      37.6       32.0       42.0
                                                                      -------    -------    -------
Mont Belvieu Operations:
      LPGs                                                               28.5       25.1       27.8
                                                                      -------    -------    -------

          Total Product Deliveries.................................     198.7      187.6      189.8
                                                                      =======    =======    =======


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

         Refined products and LPGs deliveries over the last three years were as follows:




                                                                       PRODUCT DELIVERIES (MMBBLS)
                                                                         YEARS ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                       1999       1998        1997
                                                                      -------    -------     -------
Refined Products Transportation:
      Gasoline ...................................................       71.6       74.0        66.8
      Jet Fuels ..................................................       26.9       23.8        22.4
      Middle Distillates (1) .....................................       28.4       26.1        24.0
      MTBE/Toluene ...............................................        5.7        6.6         6.8
                                                                      -------    -------     -------
          Subtotal ...............................................      132.6      130.5       120.0
                                                                      -------    -------     -------
LPGs Mainline Transportation:
      Propane ....................................................       30.8       25.5        34.7
      Butanes ....................................................        6.8        6.5         7.3
                                                                      -------    -------     -------
          Subtotal ...............................................       37.6       32.0        42.0
                                                                      -------    -------     -------
Mont Belvieu Operations:
      LPGs .......................................................       28.5       25.1        27.8
                                                                      -------    -------     -------
          Total Product Deliveries ...............................      198.7      187.6       189.8
                                                                      =======    =======     =======

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

         Effective January 1, 1996, the Clean Air Act Amendments of 1990 mandated the use of reformulated gasolines in nine metropolitan areas of the United States, including the Houston and Chicago areas served by the System. A portion of the reformulated and oxygenated gasolines includes methyl tertiary butyl ether ("MTBE") as a major blending component. Effective July 1, 1999, the Partnership canceled its tariff for deliveries of MTBE into the Chicago market area due to reduced demand for transportation of MTBE into such area. The MTBE tariffs were canceled with the consent of MTBE shippers and resulted in increased pipeline capacity and tankage available for other products. The Partnership continues to transport MTBE to its marine terminal near Beaumont, Texas.

     LPGs Mainline Transportation

         The Pipeline System transports LPGs from the upper Texas Gulf Coast to the Central, Midwest and Northeast regions of the United States. The Pipeline System east of Todhunter, Ohio, is devoted solely to the transportation of LPGs. Since LPGs demand is generally stronger in the winter months, the Pipeline System often operates at or near capacity during such time. Propane deliveries are generally sensitive to the weather and meaningful year to year variations have occurred and will likely continue to occur.

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

     Mont Belvieu LPGs Storage and Pipeline Shuttle

         A key aspect of the Pipeline System's LPGs business is its storage and pipeline asset base in the Mont Belvieu, Texas, complex serving the fractionation, refining and petrochemical industries. The complex is the largest of its kind in the United States and provides substantial capacity and flexibility in the transportation, terminaling and storage of natural gas liquids, LPGs, petrochemicals and olefins.

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

     Product Sales and Other

         The Partnership also derives revenue from the sale of product inventory, terminaling activities and other ancillary services associated with the transportation and storage of refined petroleum products and LPGs. Since March 31, 1998, operations also include fractionation of NGLs.

CUSTOMERS

         The Pipeline System's customers for the transportation of refined petroleum products include major integrated oil companies, independent oil companies and wholesalers. End markets for these deliveries are primarily (i) retail service stations, (ii) truck stops, (iii) agricultural enterprises, (iv) refineries, and (v) military and commercial jet fuel users.

         Propane shippers include wholesalers and retailers who, in turn, sell to commercial, industrial, agricultural and residential heating customers, as well as utilities who use propane as a fuel source. Refineries constitute the Partnership's major customers for butane and isobutane, which are used as a blend stock for gasolines and as a feed stock for alkylation units, respectively.

         At December 31, 1999, the Partnership had approximately 140 customers. Transportation revenues (and percentage of total revenues) attributable to the top 10 shippers were $105 million (46%), $90 million (42%), and $85 million (38%) for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999 and 1998, billings to Marathon Ashland, LLC, a major integrated oil company, accounted for approximately 10% of the Partnership's revenues. During 1997, no single customer accounted for 10% or greater of the Partnership's total revenues. Loss of a business relationship with a significant customer could have an adverse affect on the consolidated financial position, results of operations and liquidity of the Partnership.

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

CAPITAL EXPENDITURES

         Capital expenditures by the Partnership totaled $69.3 million for the year ended December 31, 1999. This amount includes capitalized interest of $2.1 million. Approximately $43.8 million of spending was used for on-going construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The cost of this project is expected to total approximately $75 million. The Partnership has entered into an agreement for turnkey construction of the pipelines and related facilities and has separately entered into agreements for guaranteed throughput commitments. The anticipated commencement date is the fourth quarter of 2000. Of the remaining $23.4 million of capital expenditures during 1999, approximately $22.1 million of spending related to life-cycle replacements and upgrading current facilities, and approximately $1.3 million related to revenue-generating projects.

         The Partnership estimates that capital expenditures for 2000 will be approximately $57 million (which includes $4 million of capitalized interest). Approximately $31 million is expected to be used to complete construction of the three new pipelines between Mont Belvieu and Port Arthur and approximately
$8 million will be used to replace six pipelines under the Houston Ship Channel as required by the United States Army Corp of Engineers for the deepening of the channel. Substantially all remaining expenditures are expected to be used for life-cycle replacements and upgrading current facilities.

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

         Rates of interstate oil pipeline companies, like the Partnership, are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for finished goods less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings ("Market Based Rates") or agreements between shippers and the oil pipeline company that the rate is acceptable ("Settlement Rates").

         In May 1999, the Partnership filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. Such application is currently under review by the FERC. The FERC approved a request of the Partnership waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Partnership has agreed to refund, with interest, amounts collected after June 30, 1999, under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At December 31, 1999, the amount deferred for possible rate refunds, including interest, totaled approximately $0.8 million.

         In July 1999, certain shippers filed protests with the FERC on the Partnership's application for Market Based Rates in four destination markets. The Partnership believes it will prevail in a competitive market determination in those destination markets under protest.

         Effective July 1, 1999, the Partnership established Settlement Rates with certain shippers of LPGs under which the rates in effect on June 30, 1999, would not be adjusted for a period of either two or three years. Other LPGs transportation tariff rates were reduced pursuant to the PPI Index (approximately 1.83%), effective July 1, 1999.

         In a 1995 decision involving an unrelated oil pipeline limited partnership, the FERC partially disallowed the inclusion of income taxes in that partnership's cost of service. In another FERC proceeding involving a different oil pipeline limited partnership, the FERC held that the oil pipeline limited partnership may not claim an income tax allowance for income attributable to non-corporate limited partners, both individuals and other entities. These FERC decisions do not effect the Partnership's current rates and rate structure because the Partnership does not use the cost of service methodology to support its rates. However, the FERC decisions might become relevant to the Partnership should it (i) elect in the future to use the cost-of-service methodology or (ii) be required to use such methodology to defend its indexed rates against a shipper protest alleging that an indexed rate increase substantially exceeds actual cost increases. Should such circumstances arise, there can be no assurance with respect to the effect of such precedents on the Partnership's rates in view of the uncertainties involved in this issue.

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

         The Clean Air Act also introduced the new concept of federal operating permits for major sources of air emissions. Under this program, one federal operating permit (a "Title V" permit) is issued. The permit acts as an umbrella that includes all other federal, state and local preconstruction and/or operating permit provisions, emission standards, grandfathered rates, and record keeping, reporting, and monitoring requirements in a single document. The federal operating permit is the tool that the public and regulatory agencies use to review and enforce a site's compliance with all aspects of clean air regulation at the federal, state and local level. The Partnership has completed applications for all twelve facilities for which such regulations apply, and has received the final permit for eight facilities.

     Solid Waste

         The Partnership generates hazardous and non-hazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. Amendments to RCRA require the EPA to promulgate regulations banning the land disposal of all hazardous wastes unless the wastes meet certain treatment standards or the land-disposal method meets certain waste containment criteria. In 1990, the EPA issued the Toxicity Characteristic Leaching Procedure, which substantially expanded the number of materials defined as hazardous waste. Certain wastewater and other wastes generated from the Partnership's business activities previously classified as nonhazardous are now classified as hazardous due to the presence of dissolved aromatic compounds. The Partnership utilizes waste minimization and recycling processes and has installed pre-treatment facilities to reduce the volume of its hazardous waste. The Partnership currently has three permitted on-site waste water treatment facilities. Operating expenses of these facilities have not had a material adverse effect on the financial position or results of operations of the Partnership.

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

         In December 1999, the Company was notified by EPA of potential liability for alleged waste disposal at Container Recycling, Inc., located in Kansas City, Kansas. The Company was also asked to respond to an EPA Information Request. The Company's response has been filed with the EPA Region VII office. Based on information the Company has received from the EPA, as well as through its internal investigations, the Company intends to pursue dismissal from this matter.

     Other Environmental Proceedings

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.8 million at December 31, 1999 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

EMPLOYEES

         The Partnership does not have any employees, officers or directors. The General Partner is responsible for the management of the Partnership. As of December 31, 1999, the General Partner had 757 employees.

ITEM 3. LEGAL PROCEEDINGS

TOXIC TORT LITIGATION - SEYMOUR, INDIANA

         In the fall of 1999, the Company and the Partnership became involved in a lawsuit in Jackson County Circuit Court, Jackson County, Indiana. In Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the Company and Partnership), plaintiffs contend, among other things, that the Company and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in such a manner which caused the materials to be released into the air, soil and water. They further contend that such release caused damages to the plaintiffs. In their Complaint, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. Furthermore, the plaintiffs are seeking compensatory, punitive and treble damages. The Company has filed an Answer to the Complaint, denying the allegations, as well as various other motions. This case is in the early stages of discovery and is not covered by insurance. The Company is defending itself vigorously against this lawsuit. The Partnership cannot estimate the loss, if any, associated with this pending lawsuit.

OTHER LITIGATION

         In addition to the litigation discussed above, the Partnership has been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. The General Partner believes that the outcome of such lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on the Partnership's financial condition, operations or cash flows.

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




                                                                                 YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------------------
                                                                 1999         1998         1997        1996         1995
                                                               --------     --------     --------    --------     --------
                                                                                      (IN THOUSANDS)

INCOME STATEMENT DATA:
   Operating revenues:
      Transportation -- refined products.....................  $123,004     $119,854     $107,304    $ 98,641     $ 96,190
      Transportation -- LPGs.................................    67,701       60,902       79,371      80,219       70,576
      Mont Belvieu operations................................    12,849       10,880       12,815      11,811       13,570
      Other..................................................    26,716       20,147       22,603      25,354       23,380
                                                               --------     --------     --------    --------     --------
       Total operating revenues..............................   230,270      211,783      222,093     216,025      203,716
   Operating expenses........................................   113,768      107,102      106,771     105,182      103,938
   Depreciation and amortization.............................    27,109       26,040       23,772      23,409       23,286
                                                               --------     --------     --------    --------     --------
   Operating income..........................................    89,393       78,641       91,550      87,434       76,492
   Interest expense -- net...................................   (29,212)     (28,982)     (32,229)    (33,534)     (34,987)
   Other income -- net.......................................     1,671        2,873        2,604       5,346        5,689
                                                               --------     --------     --------    --------     --------
   Income before extraordinary item..........................    61,852       52,532       61,925      59,246       47,194
    Extraordinary loss on debt extinguishment (1)............        --      (73,509)          --          --           --
                                                               --------     --------     --------    --------     --------
   Net income (loss).........................................  $ 61,852     $(20,977)    $ 61,925    $ 59,246     $ 47,194
                                                               ========     ========     ========    ========     ========
BALANCE SHEET DATA (AT PERIOD END):
   Property, plant and equipment -- net......................  $611,695     $567,566     $567,681    $561,068     $533,470
   Total assets..............................................   724,216      696,486      673,909     671,241      669,915
   Long-term debt (net of current maturities)................   452,753      427,722      309,512     326,512      339,512
   Partners' capital.........................................   228,229      228,140      306,060     293,274      279,202
CASH FLOW DATA:
   Net cash from operations..................................  $ 89,803     $ 83,915     $ 83,604    $ 86,121     $ 78,456
   Capital expenditures......................................   (69,322)     (22,710)     (32,931)    (51,264)     (25,967)
   Cash investments -- net...................................     3,040        2,357       18,860       4,148        6,527
   Distributions.............................................   (61,608)     (56,774)     (49,042)    (45,174)     (40,342)

------------------

(1) Extraordinary item reflects the loss related to the early extinguishment of the First Mortgage Notes on January 27, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following information is provided to facilitate increased understanding of the 1999, 1998 and 1997 consolidated financial statements and accompanying notes of the Partnership included in the Index to Financial Statements on page F-1 of this report. Material period-to-period variances in the consolidated statements of income are discussed under "Results of Operations." The "Financial Condition and Liquidity" section analyzes cash flows and financial position. Discussion included in "Other Matters" addresses key trends, future plans and contingencies. Throughout these discussions, management addresses items that are reasonably likely to materially affect future liquidity or earnings.

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

RESULTS OF OPERATIONS

         For the year ended December 31, 1999, the Partnership reported net income of $61.9 million, compared with a net loss of $21.0 million for year ended December 31, 1998. The net loss in 1998 included an extraordinary charge of $73.5 million for early extinguishment of debt. Excluding the extraordinary loss, net income for the year would have been $52.5 million for year ended December 31, 1998. The $9.4 million increase in income before the loss on debt extinguishment resulted primarily from a $18.5 million increase in operating revenues, partially offset by a $7.7 million increase in costs and expenses and a $1.2 million decrease in other income - net.

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

   Volume and average tariff information for 1999, 1998 and 1997 is presented below:

                                                                                             PERCENTAGE
                                                                                              INCREASE
                                                      YEARS ENDED DECEMBER 31,               (DECREASE)
                                                  ---------------------------------        ----------------
                                                    1999        1998         1997          1999        1998
                                                  -------      -------      -------        ----        ----
                                                          (IN THOUSANDS, EXCEPT TARIFF INFORMATION)
Volumes Delivered
   Refined products..........................     132,642      130,467      119,971           2%          9%
   LPGs......................................      37,575       32,048       41,991          17%        (24)%
   Mont Belvieu operations...................      28,535       25,072       27,869          14%        (10)%
                                                  -------      -------      -------        ----        ----
      Total..................................     198,752      187,587      189,831           6%         (1)%
                                                  =======      =======      =======        ====        ====

Average Tariff per Barrel

   Refined products..........................       $0.93        $0.92        $0.89           1%          3%
   LPGs......................................        1.80         1.90         1.89          (5)%         1%
   Mont Belvieu operations...................        0.16         0.16         0.15          --           7%
      Average system tariff per barrel.......       $0.98        $0.98        $1.00          --          (2)%
                                                  =======      =======      =======        ====        ====

    1999 Compared to 1998

         Operating revenues for the year ended 1999 increased 9% to $230.3 million from $211.8 million for the year ended 1998. This $18.5 million increase resulted from a $3.1 million increase in refined products transportation revenues, a $6.8 million increase in LPGs transportation revenues, a $2.0 million increase in revenues generated from Mont Belvieu operations and a $6.6 million increase in other operating revenues.

         Refined products transportation revenues increased $3.1 million for the year ended December 31, 1999, compared with the prior year, as a result of a 2% increase in total refined products volumes delivered and a 1% increase in the refined products average tariff per barrel. Strong economic demand coupled with lower refinery production resulted in a 3.1 million barrel increase in jet fuel volumes delivered and a 2.3 million barrel increase in distillate volumes delivered. Jet fuel volumes delivered also benefited as a result of new military supply agreements that became effective in the fourth quarter of 1998. These increases were partially offset by a 1.8 million barrel decrease in motor fuel volumes delivered due to unfavorable Midwest price differentials and reduced refinery production received into the Ark-La-Tex system and a 0.6 million barrel decrease in natural gasoline volumes delivered attributable to lower feed stock and blending demand. Additionally, MTBE volumes delivered decreased 0.9 million barrels as a result of the Partnership canceling its tariffs to Midwest destinations, effective July 1, 1999. This action was taken with the consent of MTBE shippers as a result of lower demand for MTBE transportation caused by changing blending economics, and resulted in increased pipeline capacity and tankage available for other products. The 1% increase in the refined products average tariff per barrel was primarily attributable to a higher percentage of long-haul distillate volumes delivered in the Midwest, partially offset by the 1.83% general tariff reduction pursuant to the Producer Price Index for finished goods less 1% ("PPI Index"), effective July 1, 1999. The Partnership has deferred recognition of approximately $0.8 million of revenue with respect to potential refund obligations for rates charged in excess of the PPI index while its application for Market Based Rates is under review by FERC. See further discussion regarding Market Based Rates included in "Other Matters - Market and Regulatory Environment."

         LPGs transportation revenues increased $6.8 million for the year ended December 31, 1999, compared with the prior year, due to a 17% increase in volumes delivered, partially offset by a 5% decrease in the average LPGs tariff per barrel. Propane volumes delivered in the Northeast increased 14% from the prior year primarily due to colder winter weather during the first and fourth quarters of 1999. Propane deliveries in the Midwest market area and the upper Texas Gulf Coast increased 19% and 44%, respectively, from the prior year primarily due to increased petrochemical feed stock demand. The 5% decrease in the average LPGs tariff per barrel resulted from the larger percentage of short-haul barrels during 1999, coupled with the reduction in tariffs rates pursuant to the PPI Index, effective July 1, 1999.

         Revenues generated from Mont Belvieu operations increased $2.0 million for the year ended December 31, 1999, compared with the prior year, primarily due to higher storage revenue and increased petrochemical and refinery demand for shuttle deliveries of LPGs along the upper Texas Gulf Coast.

         Other operating revenues increased $6.6 million during the year ended December 31, 1999, compared with 1998, primarily due to a $3.6 million increase in gains on the sale of product inventory, a $1.8 million increase in operating revenues from the fractionator facilities acquired on March 31, 1998, and lower exchange losses incurred to position product in the Midwest market area.

         Costs and expenses increased $7.7 million during the year ended December 31, 1999, compared with the prior year, due to a $3.4 million increase in operating, general and administrative expenses, a $2.7 million increase in operating fuel and power expense, a $1.1 million increase in depreciation and amortization charges, and a $0.5 million increase in taxes - other than income. The increase in operating, general and administrative expenses was primarily attributable to a $2.8 million increase in expenses associated with Year 2000 activities; a $1.5 million increase in rental fees from higher volume through the connection from Colonial Pipeline at Beaumont; a $1.5 million increase in labor related expenses attributable to merit increases and increased incentive compensation accruals, partially offset by lower post retirement benefit accruals; and increased outside services for pipeline maintenance. These increases in operating, general and administrative expenses were partially offset by $3.4 million of expense recorded in 1998 to write down the book-value of product inventory to market-value, and lower product measurement losses. The increase in operating fuel and power expense from the prior year resulted from increased pipeline throughput. Depreciation and amortization expense increased as a result of amortization of the value assigned to the Fractionation Agreement beginning on March 31, 1998, and capital additions placed in service. The increase in taxes - other than income was primarily due to a higher property base in 1999 and credits recorded during 1998 for the over accrual of previous years' property taxes.

         Interest expense increased $1.6 million during the year ended December 31, 1999, compared with 1998. Approximately $0.6 million of the increase was attributable to a full year of interest expense in 1999 on the $38 million term-loan used to finance the purchase of the fractionation assets on March 31, 1998. The remaining increase resulted from $25 million of borrowings during the second quarter of 1999 against the term loan to finance construction of the pipelines between Mont Belvieu and Port Arthur, Texas. Capitalized interest increased during 1999, compared with 1998, as a result of higher balances associated with construction-in-progress of the new pipelines between Mont Belvieu and Port Arthur.

         Other income - net decreased $1.2 million during the year ended December 31, 1999, compared with the prior year, as a result of a $0.4 million gain on the sale of non-carrier assets in June 1998, and lower interest income earned on cash investments in 1999.

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

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the year ended December 31, 1999, totaled $89.8 million, comprised primarily of $89.0 million of income before charges for depreciation and amortization, and $0.8 million of cash provided by working capital changes. This compares with cash flows from operations of $83.9 million for the year ended 1998, which was comprised primarily of $78.6 million of income before extraordinary loss on early extinguishment of debt and charges for depreciation and amortization, and $5.3 million of cash provided from working capital changes. Net cash from operations for the year ended December 31, 1997 totaled $83.6 million, which was comprised of $85.7 million of income before charges for depreciation and amortization, partially offset by $2.1 million used for working capital changes. Net cash from operations includes interest payments of $30.7 million, $27.0 million and $33.6 million for each of the years ended 1999, 1998 and 1997, respectively.

         The Partnership routinely invests excess cash in liquid investments as part of its cash management program. Investments of cash in discounted commercial paper and Eurodollar time deposits with original maturities at date of purchase of 90 days or less are included in cash and cash equivalents. Short-term investments of cash consist of investment-grade corporate notes with maturities during 2000. Long-term investments are comprised of investment-grade corporate notes with varying maturities between 2001 and 2004. Interest income earned on all investments is included in cash from operations. Cash flows from investing activities included proceeds from investments of $6.3 million, $3.1 million and $25.0 million for each of the years ended 1999, 1998 and 1997, respectively. Cash flows from investing activities also included additional investments of $3.2 million, $0.7 million and $6.2 million for each of the years ended 1999, 1998 and 1997, respectively. Cash balances related to the investment of cash and proceeds from the investment of cash were $30.0 million, $46.5 million and $56.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

         Capital expenditures for the year ended December 31, 1999, totaled $69.3 million, which included $43.8 million of spending for on-going construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The cost of this project is expected to total approximately $75 million. The Partnership has entered into an agreement for turnkey construction of the pipelines and related facilities and has separately entered into agreements for guaranteed throughput commitments. The anticipated commencement date is the fourth quarter of 2000. Cash flows used in investing activities for the year ended December 31, 1998 included $40.0 million for the purchase price of the fractionation assets and related intangible assets and $22.7 million of capital expenditures, partially offset by $0.5 million received from the sale of non-carrier assets. Cash flows used in investing activities for the year ended December 31, 1997 included $32.9 million of capital expenditures, partially offset by $1.4 million received from the sale of non-carrier assets and $1.0 million of insurance proceeds related to the replacement value of a 20-inch diameter auxiliary pipeline at the Red River in central Louisiana, which was damaged in 1994 and subsequently removed from service.

         The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion or as required by the terms of the Notes. Generally, distributions are made 98.9899% to the Parent Partnership and 1.0101% to the general partner. For the years ended December 31, 1999, 1998 and 1997, cash distributions totaled $61.6 million, $56.8 million and $49.0 million, respectively. The distribution increases reflect the Partnership's success in improving cash flow levels. On February 4, 2000, the Partnership paid a cash distribution of $16.1 million for the quarter ended December 31, 1999.

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

         On May 17, 1999, the Partnership entered into a $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The loan agreement has a term of five years. SunTrust Bank is the administrator of the loan. At December 31, 1999, $25 million has been borrowed under the term loan agreement. Principal will be paid quarterly beginning in 2001. The interest rate for the $75 million term loan is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Interest is payable quarterly from the time of borrowing. The current interest rate for amounts outstanding under the term loan is 7.27%. Commitment fees for the term loan agreement totaled approximately $78,000 for the period from May 17, 1999 through December 31, 1999.

         On May 17, 1999, the Partnership entered into a five-year $25 million revolving credit agreement. SunTrust Bank is the administrative agent. The interest rate is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is payable quarterly. Interest rates are adjusted monthly, bimonthly, quarterly or semi-annually. The Partnership has not made any borrowings under this revolving credit facility. Commitment fees for the revolving credit agreement totaled approximately $83,000 for the period from May 17, 1999 through December 31, 1999.

         Each of the loan agreements with SunTrust Bank discussed above contains restrictive financial covenants that require the Partnership to maintain a minimum level of partners' capital as well as debt-to-earnings, interest coverage and capital expenditure coverage ratios. At December 31, 1999, the Partnership was in compliance with all financial covenants related to these loan agreements.

         In March 2000, the Partnership, CMS Energy Corporation and Marathon Ashland Petroleum LLC announced an agreement to form a limited liability company that will own and operate an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each of the companies will own a one-third interest in the limited liability company. The Partnership's participation in this joint venture will replace its previously announced expansion plan to construct a new pipeline parallel to the Partnership's two existing pipelines from Beaumont, Texas, to Little Rock, Arkansas.

         The limited liability company will build a 70-mile, 24-inch diameter pipeline connecting the Partnership's facility in Beaumont, Texas, with the start of an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana, to Bourbon, Illinois. The pipeline, which has been named Centennial Pipeline, will pass through portions of seven states--Texas. Louisiana, Arkansas, Mississippi, Tennessee, Kentucky and Illinois. CMS Panhandle Pipe Line Companies, which owns the existing 720-mile pipeline, has made a filing with the FERC to take the line out of natural gas service as part of the regulatory process. Conversion of the pipeline to refined products service is expected to be completed by the end of 2001. The Centennial Pipeline will intersect the Partnership's existing mainline near Lick Creek, Illinois, where a new two million barrel refined petroleum products storage terminal will be built.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.8 million at December 31, 1999 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

     Year 2000 Issues

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership incurred approximately $5.3 million of expense from 1997 through 1999 related to the Year 2000 issue. The Partnership did not encounter any critical system application or hardware failures during the date roll over to the Year 2000, and has not experienced any disruptions of business activities as a result of Year 2000 failures encountered by customers, suppliers and service providers.

      Market and Regulatory Environment

         Tariff rates of interstate oil pipeline companies are currently regulated by the FERC, primarily through an index methodology, whereby a pipeline company is allowed to change its rates based on the change from year to year in the Producer Price Index for finished goods less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings ("Market Based Rates") or agreements between shippers and the oil pipeline company that the rate is acceptable ("Settlement Rates").

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

         In May 1999, the Partnership filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. Such application is currently under review by the FERC. The FERC approved a request of the Partnership waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Partnership has agreed to refund, with interest, amounts collected after June 30, 1999, under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At December 31, 1999, the amount deferred for possible rate refunds, including interest, totaled approximately $0.8 million.

         In July 1999, certain shippers filed protests with the FERC on the Partnership's application for Market Based Rates in four destination markets. The Partnership believes it will prevail in a competitive market determination in those destination markets under protest.

         Effective July 1, 1999, the Partnership established Settlement Rates with certain shippers of LPGs under which the rates in effect on June 30, 1999, would not be adjusted for a period of either two or three years. Other LPGs transportation tariff rates were reduced pursuant to the PPI Index (approximately 1.83%), effective July 1, 1999. Effective July 1, 1999, the Partnership canceled its tariff for deliveries of MTBE into the Chicago market area reflecting reduced demand for transportation of MTBE into such area. The MTBE tariffs were canceled with the consent of MTBE shippers and resulted in increased pipeline capacity and tankage available for other products.

     Other

         In February 2000, the Partnership and Louis Dreyfus Plastics Corporation ("Louis Dreyfus") announced a joint development alliance whereby the Partnership's Mont Belvieu petroleum liquids storage and transportation shuttle system assets will be marketed by Louis Dreyfus. The alliance will expand services to the upper Texas Gulf Coast energy marketplace. The alliance is a service-oriented, fee-based venture with no commodity trading.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for and disclosures of derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137 to delay the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Partnership expects to adopt this standard effective January 1, 2001. The Partnership has not determined the impact of this statement on its financial condition and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Partnership may be exposed to market risk through changes in interest rates and commodity prices as discussed below. The Partnership has no foreign exchange risks.

         At December 31, 1999, the Partnership had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). Additionally, the Partnership had a $38 million bank loan outstanding from SunTrust Bank. The SunTrust loan bears interest at a fixed rate of 6.53% and is payable in full in April 2001. At December 31, 1999, the estimated fair value of the Senior Notes and the SunTrust loan was approximately $356.0 million and $38.1 million, respectively.

         At December 31, 1999, the Partnership had $25 million outstanding under a variable interest rate term loan. The interest rate for this credit facility is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Utilizing the balances of variable interest rate debt outstanding at December 31, 1999, and assuming market interest rates increase 1%, the potential annual increase in interest expense is approximately $0.3 million.

         The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. For derivative contracts to qualify as a hedge, the price movements in the commodity derivative must be highly correlated with the underlying hedged commodity. Contracts that qualify as hedges and held for non-trading purposes are accounted for using the deferral method of accounting. Under this method, gains and losses are not recognized until the underlying physical transaction occurs. Deferred gains and losses related to such instruments are reported in the consolidated balance sheet as current assets or current liabilities. At December 31, 1999, there were no outstanding futures contracts.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership does not have directors or officers. Set forth below is certain information concerning the directors and executive officers of the General Partner. All directors of the General Partner are elected annually by Duke Energy. All officers serve at the discretion of the directors. The information contained in Item 10 of the Parent Partnership Form 10-K is incorporated by reference in this report.

ITEM 11. EXECUTIVE COMPENSATION

         The officers of the General Partner manage and operate the Partnership's business. The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership's operations, but instead reimburses the General Partner for the services of such persons. The information contained in Item 11 of the Parent Partnership Form 10-K is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         TEPPCO Partners, L.P. (the "Parent Partnership") owns a 98.9899% interest as the sole limited partner interest and Texas Eastern Products Pipeline Company owns a 1.0101% general partner interest in the Partnership. Information identifying security ownership of the Parent Partnership is contained in Item 12 of the Parent Partnership Form 10-K is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership is managed and controlled by the General Partner pursuant to the Partnership Agreement. Under the Partnership Agreement, the General Partner is reimbursed for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership. These expenses include salaries, fees and other compensation and benefit expenses of employees, officers and directors, insurance, other administrative or overhead expenses and all other expenses necessary or appropriate to conduct the Partnership's business. The costs allocated to the Partnership by the General Partner for administrative services and overhead totaled $1.8 million in 1999.

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

                  10.7 Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

                  10.8 Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

                  10.9 Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

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

                  10.16 Form of Employment Agreement between the Company and Ernest P. Hagan, Thomas R. Harper, David L. Langley, Charles H. Leonard and James C. Ruth, dated December 1, 1998 (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

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

                  10.20 Credit Agreement between TE Products Pipeline Company, Limited Partnership, SunTrust Bank, Atlanta, and Certain Lenders, dated May 17, 1999 (Filed as Exhibit

                         10.26 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

                  10.21 Second Amendment to Credit Agreement between TEPPCO Colorado, LLC, SunTrust Bank, Atlanta, and Certain Lenders, effective May 17, 1999 (Filed as Exhibit 10.28 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

                  10.22 Texas Eastern Products Pipeline Company Nonemployee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

                  10.23 Texas Eastern Products Pipeline Company Nonemployee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).


                  10.24 Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as
                         Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

                  *24    Powers of Attorney.

                  *27 Financial Data Schedule as of and for the year ended December 31, 1999.

                  ---------------------
                  * Filed herewith.

         (b) Reports on Form 8-K filed during the quarter ended December 31, 1999: None

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

                                    By: Texas Eastern Products Pipeline
                                        Company as General Partner

                                    By: /s/ CHARLES H. LEONARD
                                       -----------------------------------------
                                                  Charles H. Leonard,
                                         Senior Vice President, Chief Financial
                                                 Officer and Treasurer
DATED: March 10, 2000

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



     SIGNATURE                                 TITLE                                  DATE
     ---------                                 -----                                  ----

 WILLIAM L. THACKER*    Chairman of the Board, President and Chief Executive     March 10, 2000
--------------------     Officer of Texas Eastern Products Pipeline Company
 William L. Thacker

 CHARLES H. LEONARD      Senior Vice President, Chief Financial Officer and      March 10, 2000
--------------------    Treasurer of Texas Eastern Products Pipeline Company
 Charles H. Leonard         (Principal Accounting and Financial Officer)

  FRED J. FOWLER*                Vice Chairman of the Board of Texas             March 10, 2000
--------------------              Eastern Products Pipeline Company
  Fred J. Fowler

   MILTON CARROLL*                    Director of Texas Eastern                  March 10, 2000
--------------------                  Products Pipeline Company
   Milton Carroll

   CARL D. CLAY*                      Director of Texas Eastern                  March 10, 2000
--------------------                  Products Pipeline Company
   Carl D. Clay

   DERRILL CODY*                      Director of Texas Eastern                  March 10, 2000
--------------------                  Products Pipeline Company
   Derrill Cody

 JOHN P. DESBARRES*                   Director of Texas Eastern                  March 10, 2000
--------------------                  Products Pipeline Company
 John P. DesBarres

    JIM W. MOGG*                      Director of Texas Eastern                  March 10, 2000
--------------------                  Products Pipeline Company
    Jim W. Mogg

 RICHARD J. OSBORNE*                  Director of Texas Eastern                  March 10, 2000
--------------------                  Products Pipeline Company
 Richard J. Osborne

    RUTH G. SHAW*                     Director of Texas Eastern                  March 10, 2000
--------------------                  Products Pipeline Company
    Ruth G. Shaw

* Signed on behalf of the Registrant and each of these persons:

         By:        /s/ CHARLES H. LEONARD
            --------------------------------------
            (Charles H. Leonard, Attorney-in-Fact)

                        CONSOLIDATED FINANCIAL STATEMENTS
              OF TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                             PAGE
                                                                                                             ----
Independent Auditors' Report .............................................................................   F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998 .............................................   F-3

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997 ...................   F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 ...............   F-5

Consolidated Statements of Partners' Capital for the years ended December 31, 1999,
    1998 and 1997 ........................................................................................   F-6

Notes to Consolidated Financial Statements ...............................................................   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
TE Products Pipeline Company, Limited Partnership:

         We have audited the accompanying consolidated balance sheets of TE Products Pipeline Company, Limited Partnership as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TE Products Pipeline Company, Limited Partnership as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.




                                                          KPMG LLP




Houston, Texas
January 14, 2000

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                              DECEMBER 31,
                                                                                       ---------------------------
                                                                                          1999            1998
                                                                                       ----------     -----------
                                       ASSETS
Current assets:
   Cash and cash equivalents ....................................................      $    23,267     $    36,723
   Short-term investments .......................................................            1,475           3,269
   Accounts receivable, trade ...................................................           22,425          17,740
   Inventories ..................................................................            8,451          13,392
   Other ........................................................................            2,633           1,509
                                                                                       -----------     -----------
           Total current assets .................................................           58,251          72,633
                                                                                       -----------     -----------
Property, plant and equipment, at cost (Net of accumulated depreciation
   and amortization of $214,044 and $192,960) ...................................          611,695         567,566
Investments .....................................................................            5,242           6,490
Intangible assets ...............................................................           34,926          36,842
Advances to limited partner .....................................................            2,354           1,989
Other assets ....................................................................           11,748          10,966
                                                                                       -----------     -----------
           Total assets .........................................................      $   724,216     $   696,486
                                                                                       ===========     ===========


                          LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable and accrued liabilities .....................................      $     7,413     $     8,513
   Accounts payable, general partner ............................................            3,817           2,815
   Accrued interest .............................................................           13,265          13,039
   Other accrued taxes ..........................................................            6,370           5,878
   Other ........................................................................            9,298           6,974
                                                                                       -----------     -----------
           Total current liabilities ............................................           40,163          37,219
                                                                                       -----------     -----------
Senior Notes ....................................................................          389,753         389,722
Other long term debt ............................................................           63,000          38,000
Other liabilities and deferred credits ..........................................            3,071           3,405
Partners' capital:
   General partner's interest ...................................................            2,309           2,306
   Limited partner's interest ...................................................          225,920         225,834
                                                                                       -----------     -----------
           Total partners' capital ..............................................          228,229         228,140
                                                                                       -----------     -----------
Commitments and contingencies
           Total liabilities and partners' capital ..............................      $   724,216     $   696,486
                                                                                       ===========     ===========

          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                                     YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------------
                                                                              1999            1998           1997
                                                                            --------        --------        --------
Operating revenues:
   Transportation -- Refined products ................................      $123,004        $119,854        $107,304
   Transportation -- LPGs ............................................        67,701          60,902          79,371
   Mont Belvieu operations ...........................................        12,849          10,880          12,815
   Other .............................................................        26,716          20,147          22,603
                                                                            --------        --------        --------
           Total operating revenues ..................................       230,270         211,783         222,093
                                                                            --------        --------        --------

Costs and expenses:
   Operating, general and administrative .............................        74,124          70,695          66,982
   Operating fuel and power ..........................................        29,864          27,131          30,151
   Depreciation and amortization  ....................................        27,109          26,040          23,772
   Taxes -- other than income taxes ..................................         9,780           9,276           9,638
                                                                            --------        --------        --------
           Total costs and expenses ..................................       140,877         133,142         130,543
                                                                            --------        --------        --------
           Operating income ..........................................        89,393          78,641          91,550
Interest expense .....................................................       (31,345)        (29,777)        (33,707)
Interest capitalized .................................................         2,133             795           1,478
Other income -- net ..................................................         1,671           2,873           2,604
                                                                            --------        --------        --------
           Income before loss on debt extinguishment .................        61,852          52,532          61,925
Extraordinary loss on debt extinguishment ............................            --         (73,509)             --
                                                                            --------        --------        --------
          Net income (loss) ..........................................      $ 61,852        $(20,977)       $ 61,925
                                                                            ========        ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                          1999         1998         1997
                                                                        ---------    ---------    ---------
Cash flows from operating activities:
   Net income (loss) ...............................................    $  61,852    $ (20,977)   $  61,925
   Adjustments to reconcile net income to cash provided by
     operating activities:
      Depreciation and amortization ................................       27,109       26,040       23,772
      Extraordinary loss on early extinguishment of debt ...........           --       73,509           --
      Loss (gain) on sale of property, plant and equipment .........           --         (356)         467
      Equity in loss of affiliate ..................................          393          189           --
      Decrease (increase) in accounts receivable ...................       (4,685)       2,086       (1,500)
      Decrease (increase) in inventories ...........................        4,941        1,799       (2,180)
      Decrease (increase) in other current assets ..................       (1,124)       2,664         (802)
      Increase in accounts payable and accrued expenses ............        2,944          344        2,322
      Other ........................................................       (1,627)      (1,383)        (400)
                                                                        ---------    ---------    ---------
           Net cash provided by operating activities                       89,803       83,915       83,604
                                                                        ---------    ---------    ---------

Cash flows from investing activities:
   Proceeds from cash investments ..................................        6,275        3,105       25,040
   Purchases of cash investments ...................................       (3,235)        (748)      (6,180)
   Insurance proceeds related to damaged assets ....................           --           --        1,046
   Purchase of fractionator assets and related intangible assets ...           --      (40,000)          --
   Proceeds from the sale of property, plant and equipment .........           --          525        1,377
   Capital expenditures ............................................      (69,322)     (22,710)     (32,931)
                                                                        ---------    ---------    ---------
           Net cash used in investing activities ...................      (66,282)     (59,828)     (11,648)
                                                                        ---------    ---------    ---------

Cash flows from financing activities:
   Principal payment, First Mortgage Notes .........................           --     (326,512)     (13,000)
   Prepayment premium, First Mortgage Notes ........................           --      (70,093)          --
   Issuance of Senior Notes ........................................           --      389,694           --
   Debt issuance cost, Senior Notes ................................           --       (3,651)          --
   Issuance of term loan ...........................................       25,000       38,000           --
   Advances to limited partner .....................................         (369)      (1,989)          --
   Distributions ...................................................      (61,608)     (56,774)     (49,042)
                                                                        ---------    ---------    ---------
           Net cash used in financing activities ...................      (36,977)     (31,325)     (62,042)
                                                                        ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents ...............      (13,456)      (7,238)       9,914
Cash and cash equivalents at beginning of period ...................       36,723       43,961       34,047
                                                                        ---------    ---------    ---------
Cash and cash equivalents at end of period .........................    $  23,267    $  36,723    $  43,961
                                                                        =========    =========    =========

Supplemental disclosure of cash flows:
   Interest paid during the year (net of capitalized interest) .....    $  28,573    $  26,179    $  32,084

          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)


                                                         GENERAL      LIMITED
                                                        PARTNER'S    PARTNER'S
                                                        INTEREST     INTERESTS      TOTAL
                                                        ---------    ---------    --------

Partners' capital at December 31, 1996 ............         2,963      290,311      293,274
    1997 net income allocation ....................           625       61,300       61,925
    1997 cash distributions .......................          (495)     (48,547)     (49,042)
    Option exercises, net of Unit repurchases .....            --          (97)         (97)
                                                        ---------    ---------    ---------
Partners' capital at December 31, 1997 ............         3,093      302,967      306,060
    1998 net loss allocation ......................          (213)     (20,764)     (20,977)
    1998 cash distributions .......................          (574)     (56,200)     (56,774)
    Option exercises, net of Unit repurchases .....            --         (169)        (169)
                                                        ---------    ---------    ---------
Partners' capital at December 31, 1998 ............     $   2,306    $ 225,834    $ 228,140
    1999 net income allocation ....................           625       61,227       61,852
    1999 cash distributions .......................          (622)     (60,986)     (61,608)
    Option exercises, net of Unit repurchases .....            --         (155)        (155)
                                                        ---------    ---------    ---------
Partners' capital at December 31, 1999 ............     $   2,309    $ 225,920    $ 228,229
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

ENVIRONMENTAL EXPENDITURES

         The Partnership accrues for environmental costs that relate to existing conditions caused by past operations. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. The Partnership's accrued undiscounted environmental liabilities are monitored on a regular basis by management. Liabilities for environmental costs at a specific site are initially recorded when the Partnership's liability for such costs, including direct internal and legal costs, is probable and a reasonable estimate of the associated costs can be made. Adjustments to initial estimates are recorded, from time to

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

         The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. For derivative contracts to qualify as a hedge, the price movements in the commodity derivative must be highly correlated with the underlying hedged commodity. Contracts that qualify as hedges and held for non-trading purposes are accounted for using the deferral method of accounting. Under this method, gains and losses are not recognized until the underlying physical transaction occurs. Deferred gains and losses related to such instruments are reported in the consolidated balance sheet as current assets or current liabilities. At December 31, 1999, there were no outstanding futures contracts.

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

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

CAPITALIZATION OF INTEREST

         The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The rate used to capitalize interest on borrowed funds was 7.01%, 7.02% and 10.09% for 1999, 1998 and 1997, respectively.

INCOME TAXES

         The Partnership is a limited partnership. As a result, the Partnership's income or loss for federal income tax purposes is included in the tax return of the partners, and may vary substantially from income or loss reported for financial reporting purposes. Accordingly, no recognition has been given to federal income taxes for the Partnership's operations. At December 31, 1999 and 1998, the Partnership's reported amount of net assets for financial reporting purposes exceeded its tax basis by approximately $232 million and $227 million, respectively.

CASH FLOWS

         For purposes of reporting cash flows, all liquid investments with maturities at date of purchase of 90-days or less are considered cash equivalents.

UNIT OPTION PLAN

         The Partnership follows the intrinsic value based method of accounting for its stock-based compensation plans (see Note 10). Under this method, the Partnership records no compensation expense for unit options granted when the exercise price of options granted is equal to the fair market value of the Limited Partner Units on the date of grant.

COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires certain items such as foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments to be reported in a financial statement. As of December 31, 1999, 1998, and 1997, the Partnership's comprehensive income (loss) equaled its reported income (loss).

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for and disclosures of derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137 to delay the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Partnership expects to adopt this standard effective January 1, 2001. The Partnership has not determined the impact of this statement on its financial condition and results of operations.

NOTE 3. RELATED PARTY TRANSACTIONS

         The Partnership has no employees and is managed by the Company. Pursuant to the Partnership Agreement, the Company is entitled to reimbursement of all direct and indirect expenses related to business activities of the Partnership (see Note 1).

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

         For 1999, 1998 and 1997, direct expenses incurred by the general partner in the amount of $38.8 million, $37.4 million and $38.2 million, respectively, were charged to the Partnership. Substantially all such costs related to payroll and payroll related expenses, which included $1.5 million, $1.0 million and $1.8 million of expense for incentive compensation plans for each of the years ended 1999, 1998 and 1997, respectively.

         For 1999, 1998 and 1997, expenses for administrative service and overhead allocated to the Partnership by the general partner (including Duke Energy and its affiliates) amounted to $1.8 million, $2.5 million and $2.7 million, respectively. Such costs incurred by the general partner included general and administrative costs related to business activities of the Partnership.

         Effective with the purchase of the fractionation facilities, TEPPCO Colorado and DEFS entered into a twenty-year Fractionation Agreement, under which TEPPCO Colorado receives a variable fee for all fractionated volumes delivered to DEFS. Revenues recognized from the Fractionation Agreement totaled $7.3 million for the year ended December 31, 1999, and $5.5 million from April 1, 1998 through December 31, 1998. TEPPCO Colorado and DEFS also entered into a Operation and Maintenance Agreement, whereby DEFS operates and maintains the fractionation facilities. For these services, TEPPCO Colorado pays DEFS a set volumetric rate for all fractionated volumes delivered to DEFS. Expenses related to the Operation and Maintenance Agreement totaled $0.8 million for the year ended December 31, 1999, and $0.7 million from April 1, 1998 through December 31, 1998.

NOTE 4. INVESTMENTS

SHORT-TERM INVESTMENTS

         The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90-days or less are considered cash and cash equivalents. All short-term investments are classified as held-to-maturity securities and are stated at amortized cost. At December 31, 1999 and 1998, short-term investments consisted of $1.5 million and $3.3 million, respectively, of investment-grade corporate notes, with maturities at such date of less than one-year. The aggregate fair value of such securities approximates amortized cost at December 31, 1999 and 1998.

LONG-TERM INVESTMENTS

         At December 31, 1999 and 1998, the Partnership had $5.2 million and $6.5 million, respectively, invested in investment-grade corporate notes, which have varying maturities until 2004. These securities are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at December 31, 1999 and 1998.

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

NOTE 5. INVENTORIES

         Inventories are valued at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows:


                                                                     DECEMBER 31,
                                                             -------------------------
                                                               1999             1998
                                                             --------         --------
                                                                  (IN THOUSANDS)
Gasolines ..........................................         $3,270           $ 4,224
Propane ............................................            223             1,503
Butanes ............................................            605             1,654
Fuel Oil ...........................................            386               564
Other products .....................................            613             1,781
Materials and supplies .............................          3,354             3,666
                                                             ------           -------
           Total ...................................         $8,451           $13,392
                                                             ======           =======

         The costs of inventories were lower than market values at December 31, 1999 and 1998.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

         Major categories of property, plant and equipment were as follows:


                                                                                                            DECEMBER 31,
                                                                                                       ----------------------
                                                                                                         1999          1998
                                                                                                       --------      --------
                                                                                                             (IN THOUSANDS)
Land and right of way ..............................................................................   $ 33,589      $ 33,512
Line pipe and fittings .............................................................................    447,830       447,785
Storage tanks ......................................................................................     99,975        95,584
Buildings and improvements .........................................................................      7,230         6,825
Machinery and equipment ............................................................................    154,573       150,833
Construction work in progress ......................................................................     82,542        25,987
                                                                                                       --------      --------
           Total property, plant and equipment .....................................................   $825,739      $760,526
           Less accumulated depreciation and amortization ..........................................    214,044       192,960
                                                                                                       --------      --------
                Net property, plant and equipment ..................................................   $611,695      $567,566
                                                                                                       ========      ========

         Depreciation and amortization expense on property, plant and equipment was $25.2 million, $24.6 million and $23.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

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

         At December 31, 1999, the estimated fair value of the Senior Notes was approximately $356.0 million. Market prices for recent transactions and rates currently available to the Partnership for debt with similar terms and maturities were used to estimate fair value.

OTHER LONG TERM DEBT

         In connection with the purchase of the fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado received a $38 million bank loan from SunTrust Bank. Proceeds from the loan were received on April 21, 1998. TEPPCO Colorado paid interest to DEFS at a per annum rate of 5.75% on the amount of the total purchase price outstanding for the period from March 31, 1998 until April 21, 1998. The SunTrust loan bears interest at a rate of 6.53%, which is payable quarterly. The principal balance of the loan is payable in full on April 21, 2001. The Partnership is guarantor on the loan. At December 31, 1999, the estimated fair value of the loan was approximately $38.1 million. Market prices for recent transactions and rates currently available to the Partnership for debt with similar terms and maturities were used to estimate fair value.

         On May 17, 1999, the Partnership entered into a $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The loan agreement has a term of five years. SunTrust Bank is the administrator of the loan. At December 31, 1999, $25 million was outstanding under the term loan agreement. Principal will be paid quarterly as follows, with the remaining principal balance payable on May 17, 2004.



    QUARTERLY PERIODS ENDING   PAYMENT AMOUNT
    ------------------------   --------------
June 2001 through March 2002    $2.50 million
June 2002 through March 2003    $3.75 million
June 2003 through March 2004    $5.00 million


         The interest rate for the $75 million term loan is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Interest is payable quarterly from the time of borrowing. The interest rate for amounts outstanding under the term loan at December 31, 1999 was 7.27%. Commitment fees for the term loan totaled approximately $78,000 for the period from May 17, 1999 through December 31, 1999.

         Both the $38 million term loan and the $75 million term loan with SunTrust Bank contain restrictive financial covenants that require the Partnership to maintain a minimum level of partners' capital as well as debt-to-earnings, interest coverage and capital expenditure coverage ratios. At December 31, 1999, the Partnership was in compliance with all financial covenants related to these loan agreements.

WORKING CAPITAL FACILITIES

         On May 17, 1999, the Partnership entered into a five-year $25 million revolving credit agreement. SunTrust Bank is the administrative agent. The interest rate is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is payable quarterly. Interest rates are adjusted monthly, bimonthly, quarterly or semi-annually. The Partnership has not made

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP any borrowings under this revolving credit facility. Commitment fees for the revolving credit agreement totaled approximately $83,000 for the period from May 17, 1999 through December 31, 1999.

         The revolving credit agreement with SunTrust Bank contains restrictive financial covenants that require the Partnership to maintain a minimum level of partners' capital as well as debt-to-earnings, interest coverage and capital expenditure coverage ratios. At December 31, 1999, the Partnership was in compliance with all financial covenants related to these loan agreements.

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

         For the years ended December 31, 1999, 1998 and 1997, cash distributions totaled $61.6 million, $56.8 million and $49.0 million, respectively. The distribution increases reflect the Partnership's success in improving cash flow levels. On February 4, 2000, the Partnership paid a cash distribution of $16.1 million for the quarter ended December 31, 1999.

NOTE 10. UNIT OPTION PLAN

         During 1994, the Company adopted the Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan ("1994 LTIP"). The 1994 LTIP provides key employees with an incentive award whereby a participant is granted an option to purchase Limited Partner Units together with a stipulated number of Performance Units. Under the provisions of the 1994 LTIP, no more than one million options and two million Performance Units may be granted. Each Performance Unit creates a credit to a participant's Performance Unit account when earnings exceed a threshold. When earnings for a calendar year (exclusive of certain special items) exceed the threshold, the excess amount is credited to the participant's Performance Unit account. The balance in the account may be used to exercise Limited Partner Unit options granted in connection with the Performance Units or may be withdrawn two years after the underlying options expire, usually 10 years from the date of grant. Under the agreement for such Limited Partner Unit options, the options become exercisable in equal installments over periods of one, two, and three years from the date of the grant. Options may also be exercised by normal means once vesting requirements are met. A summary of Performance Units and Limited Partner Unit options granted under the terms of the 1994 LTIP is presented below:

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP



                                                            PERFORMANCE
                                                               UNITS            EARNINGS          EXPIRATION
                                                            OUTSTANDING        THRESHOLD             YEAR
                                                            ------------      -------------     ----------------
Performance Unit Grants:
 1994 .................................................           80,000           $  1.00                  2006
 1995 .................................................           70,000           $  1.25                  2007
 1997 .................................................           11,000           $ 1.875                  2009

                                                              OPTIONS           OPTIONS            EXERCISE
                                                            OUTSTANDING       EXERCISABLE           RANGE
                                                            ------------      -------------     ----------------
Limited Partner Unit Options:
  Outstanding at December 31, 1996 ....................           93,298             32,294      $13.81 - $14.34
      Granted .........................................           11,100                --                $21.66
      Became exercisable ..............................             --               37,674      $13.81 - $14.34
      Exercised .......................................          (11,870)           (11,870)     $13.81 - $14.34
                                                            ------------         ----------
  Outstanding at December 31, 1997 ....................           92,528             58,098      $13.81 - $14.34
      Granted .........................................          111,000                --                $25.69
      Became exercisable ..............................             --               26,993      $13.81 - $21.66
      Exercised .......................................          (12,732)           (12,732)     $13.81 - $14.34
                                                            ------------         ----------
  Outstanding at December 31, 1998 ....................          190,796             72,359      $13.81 - $21.66
      Granted .........................................          162,000                --                $25.25
      Became exercisable ..............................             --               40,737      $21.66 - $25.69
      Exercised .......................................          (14,000)           (14,000)     $13.81 - $14.34
                                                            ------------         ----------
  Outstanding at December 31, 1999 ....................          338,796             99,096      $13.81 - $25.69
                                                            ============         ==========


         As discussed in Note 2, the Partnership uses the intrinsic value method for recognizing stock-based expense. The exercise price of all options awarded under the 1994 LTIP equaled the market price of the Partnership's Units on the date of grant. Accordingly, no compensation was recognized at the date of grant. Had compensation expense been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," compensation expense related to option grants would have totaled $37,138, $93,771 and $226,152 during 1997, 1998 and 1999, respectively. Under the provisions of SFAS No. 123, the pro forma disclosures above include only the effects of Unit options granted by the Partnership subsequent to December 31, 1994. The disclosures as required by SFAS 123 are not representative of the effects on reported net income for future years as options vest over several years and additional awards may be granted in subsequent years.

         For purposes of determining compensation costs using the provisions of SFAS 123, the fair value of 1999, 1998 and 1997 option grants were determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options were:



                                   1999      1998      1997
                                 -------   -------   -------
Risk-free interest rate ......       4.7%      5.5%      6.3%
Dividend yield ...............       7.6%      7.8%      7.2%
Unit price volatility ........        23%       18%       18%
Expected option lives ........   6 years   6 years   5 years

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

NOTE 11. LEASES

         The Partnership utilizes leased assets in several areas of its operations. Total rental expense during 1999, 1998 and 1997 was $6.0 million, $4.4 million and $3.9 million, respectively. The minimum rental payments under the Partnership's various operating leases for the years 2000 through 2004 are $4.4 million, $4.0 million, $2.1 million, $1.9 million and $1.8 million, respectively. Thereafter, payments aggregate $4.1 million through 2007.

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

NOTE 12. EMPLOYEE BENEFITS

RETIREMENT PLANS

         The Company's employees are included with other affiliates of Duke Energy in a noncontributory, trustee-administered pension plan. Through December 31, 1998, the plan provided retirement benefits (i) for eligible employees of certain subsidiaries that are generally based on an employee's years of benefit accrual service and highest average eligible earnings, and (ii) for eligible employees of certain other subsidiaries under a cash balance formula. In 1998, a significant amount of lump sum payouts were made from the plan resulting in a settlement gain of $10 million. The Company's portion of this gain was $0.6 million. Effective January 1, 1999 the benefit formula for all eligible employees, was changed to a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit based upon a percentage of current pay, which may vary with age and years of service, and current interest credits. The components of net pension benefit costs for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):


                                                                    1999        1998        1997
                                                                   -------     -------     -------
Service cost benefit earned during the year .....................   $ 1,408     $ 1,699     $ 1,509
Interest cost on projected benefit obligation ...................     2,622       2,041       2,359
Expected return on plan assets ..................................    (2,170)     (1,555)     (1,773)
Amortization of prior service cost ..............................        --         (27)        (30)
Amortization of net transition (asset) liability ................        17          (5)         (3)
Recognized net actuarial loss ...................................       286          --          --
Settlement gain .................................................        --        (554)         --
                                                                    -------     -------     -------
      Net pension benefits costs ................................   $ 2,163     $ 1,599     $ 2,062
                                                                    =======     =======     =======

         The assumptions affecting pension expense include:
                                                                     1999        1998        1997
                                                                    -------     -------     -------
Discount rate ....................................................     7.50%       6.75%       7.25%
Salary increase ..................................................     4.50%       4.67%       4.15%
Expected long-term rate of return on plan assets .................     9.25%       9.25%       9.25%

         Duke Energy also sponsors an employee savings plan which covers substantially all employees. Plan contributions on behalf of the Company of $1.6 million, $1.4 million and $1.4 million were expensed in 1999, 1998 and 1997, respectively.

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

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


         Duke Energy is using an investment account under section 401(h) of the Internal Revenue Code, a retired lives reserve (RLR) and multiple voluntary employees' beneficiary association (VEBA) trusts under section 501(c)(9) of the Internal Revenue Code to partially fund post retirement benefits. The 401(h) vehicles, which provide for tax deductions for contributions and tax-free accumulation of investment income, partially fund postretirement health care benefits. The RLR, which has tax attributes similar to 401(h) funding, partially funds postretirement life insurance obligations. Certain subsidiaries use the VEBA trusts to partially fund accrued postretirement health care benefits and fund post retirement life insurance obligations. The components of net postretirement benefits cost for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):


                                                                         1999          1998         1997
                                                                        --------     ---------    ---------
Service cost benefit earned during the year .......................      $   172        $  439      $  350
Interest cost on accumulated postretirement benefit obligation ....          500           796         703
Expected return on plan assets ....................................         (299)         (240)       (172)
Amortization of prior service cost ................................         (384)            3           4
Amortization of net transition liability ..........................          217           202         202
Recognized net actuarial loss .....................................           --           173          68
                                                                          ------        ------      ------
      Net postretirement benefits costs ...........................       $  206        $1,373      $1,155
                                                                          ======        ======      ======

              The assumptions affecting postretirement benefits expense include:

                                                                               1999       1998       1997
                                                                              -------    -------    -------
Discount rate ......................................................           7.50%      6.75%      7.25%
Salary increase ....................................................           4.50%      4.67%      4.33%
Expected long-term rate of return on 401(h) assets .................           9.25%      9.25%      9.25%
Expected long-term rate of return on RLR assets ....................           6.75%      6.75%      6.75%
Expected long-term rate of return on VEBA assets ...................           9.25%      9.25%      9.25%
Assumed tax rate ...................................................          39.60%     39.60%     39.60%


         For measurement purposes, a 5% weighted average rate of increase in the per capita cost of covered health care benefits was assumed for 1999. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The below table indicates the effect on the total service and interest costs component and on the postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates in each future year (in thousands).


                                                                                     1%            1%
                                                                                  INCREASE      DECREASE
                                                                                  ----------    ----------
     Effect on total of service and interest cost components  ..............        $  9          $  (8)
     Effect on postretirement benefit obligation ...........................        $128          $(108)

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

POSTEMPLOYMENT BENEFITS

         The Partnership accrues expense for certain benefits provided to former or inactive employees after employment but before retirement. During 1999, 1998 and 1997, the Partnership recorded $0.3 million, $0.5 million and $0.5 million, respectively, of expense for such benefits.

NOTE 13. CONTINGENCIES

         In the fall of 1999, the Company and the Partnership became involved in a lawsuit in Jackson County Circuit Court, Jackson County, Indiana. In Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the Company and Partnership), plaintiffs contend, among other things, that the Company and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in such a manner which caused the materials to be released into the air, soil and water. They further contend that such release caused damages to the plaintiffs. In their Complaint, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. Furthermore, the plaintiffs are seeking compensatory, punitive and treble damages. The Company has filed an Answer to the Complaint, denying the allegations, as well as various other motions. This case is in the early stages of discovery and is not covered by insurance. The Company is defending itself vigorously against this lawsuit. The Partnership cannot estimate the loss, if any, associated with this pending lawsuit.

         The Partnership is involved in various other claims and legal proceedings incidental to its business. In the opinion of management, these claims and legal proceedings will not have a material adverse effect on the Partnership's consolidated financial position or results of operations.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.8 million at December 31, 1999 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

         Tariff rates of interstate oil pipeline companies are currently regulated by the FERC, primarily through an index methodology, whereby a pipeline company is allowed to change its rates based on the change from year to year in the Producer Price Index for finished goods less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings ("Market Based Rates") or agreements between shippers and the oil pipeline company that the rate is acceptable ("Settlement Rates").

                TE PRODUCTS PIPELINE COMPANY LIMITED PARTNERSHIP

         In May 1999, the Partnership filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. Such application is currently under review by the FERC. The FERC approved a request of the Partnership waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Partnership has agreed to refund, with interest, amounts collected after June 30, 1999, under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At December 31, 1999, the amount deferred for possible rate refunds, including interest, totaled approximately $0.8 million.

         In July 1999, certain shippers filed protests with the FERC on the Partnership's application for Market Based Rates in four destination markets. The Partnership believes it will prevail in a competitive market determination in those destination markets under protest.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by its customers. At December 31, 1999, the Partnership had approximately 12.2 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance it believes to be adequate to cover product losses through circumstances beyond its control.

NOTE 14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                           FIRST       SECOND     THIRD      FOURTH
                                          QUARTER     QUARTER    QUARTER    QUARTER
                                          -------    ---------  ---------- --------
                                                         (IN THOUSANDS)
1999
Operating revenues .....................  $ 61,150     $54,225    $53,647    $61,248
Operating income .......................    28,198      18,601     17,203     25,391
Net income .............................  $ 21,206     $11,689    $10,263    $18,694

1998
Operating revenues .....................  $ 50,205     $51,560    $54,229    $55,789
Operating income .......................    19,514      18,929     19,722     20,476
Income before extraordinary item (1) ...    13,289      12,674     12,864     13,705
Net income (loss) ......................   (60,220)     12,674     12,864     13,705

--------------
(1) Extraordinary item reflects the $73.5 million loss related to the early extinguishment of the First Mortgage Notes on January 27, 1998.

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

                EXHIBIT
                NUMBER                        DESCRIPTION
                -------                       -----------
                  10.7     Duke Energy Corporation Executive Savings Plan (Filed
                           as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P.
                           (Commission File No. 1-10403) for the year ended
                           December 31, 1999 and incorporated herein by
                           reference).

                  10.8     Duke Energy Corporation Executive Cash Balance Plan
                           (Filed as Exhibit 10.8 to Form 10-K of TEPPCO
                           Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

                  10.9     Duke Energy Corporation Retirement Benefit
                           Equalization Plan (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No.
                           1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

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

                  10.16    Form of Employment Agreement between the Company and
                           Ernest P. Hagan, Thomas R. Harper, David L. Langley,
                           Charles H. Leonard and James C. Ruth, dated December
                           1, 1998 (Filed as Exhibit 10.20 to Form 10-K of
                           TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

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

                  10.20    Credit Agreement between TE Products Pipeline
                           Company, Limited Partnership, SunTrust Bank, Atlanta, and Certain Lenders, dated May 17, 1999 (Filed as
                           Exhibit 10.26 to Form 10-Q of TEPPCO Partners, L.P.
                           (Commission File No. 1-10403) for the quarter ended
                           June 30, 1999 and incorporated herein by reference).

                EXHIBIT
                NUMBER                        DESCRIPTION
                -------                       -----------
                  10.21    Second Amendment to Credit Agreement between TEPPCO
                           Colorado, LLC, SunTrust Bank, Atlanta, and Certain
                           Lenders, effective May 17, 1999 (Filed as Exhibit
                           10.28 to Form 10-Q of TEPPCO Partners, L.P.
                           (Commission File No. 1-10403) for the quarter ended
                           June 30, 1999 and incorporated herein by reference).

                  10.22    Texas Eastern Products Pipeline Company Nonemployee
                           Directors Unit Accumulation Plan, effective April 1,
                           1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO
                           Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

                  10.23    Texas Eastern Products Pipeline Company Nonemployee
                           Directors Deferred Compensation Plan, effective
                           November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
                           1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).


                  10.24    Texas Eastern Products Pipeline Company Phantom Unit
                           Retention Plan, effective August 25, 1999 (Filed as
                           Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P.
                           (Commission File No. 1-10403) for the quarter ended
                           September 30, 1999 and incorporated herein by reference).

                  *24      Powers of Attorney.
                  *27      Financial Data Schedule as of and for the year ended
                           December 31, 1999.

----------------
* Filed herewith.