Form 10-Q
period 2000-03-31
TE PRODUCTS PIPELINE CO LP
filed 2000-05-15
CIK 1045548

===============================================================================

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

                      FOR THE QUARTER ENDED MARCH 31, 2000



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

===============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  MARCH 31,       DECEMBER 31,
                                                                    2000              1999
                                                                ------------      ------------
                                                                (UNAUDITED)
                                            ASSETS

Current assets:
  Cash and cash equivalents ..............................      $     38,412      $     23,267
  Short-term investments .................................             1,475             1,475
  Accounts receivable, trade .............................            15,949            22,425
  Inventories ............................................             5,862             8,451
  Other ..................................................             4,534             2,633
                                                                ------------      ------------
     Total current assets ................................            66,232            58,251
                                                                ------------      ------------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $220,101 and $214,044)            620,179           611,695
Investments ..............................................             5,241             5,242
Intangible assets ........................................            34,448            34,926
Advances to limited partner ..............................             2,354             2,354
Other assets .............................................            11,011            11,748
                                                                ------------      ------------
     Total assets ........................................      $    739,465      $    724,216
                                                                ============      ============

                               LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and accrued liabilities ...............      $      7,188      $      7,413
  Accounts payable, general partner ......................             3,144             3,817
  Accrued interest .......................................             6,703            13,265
  Other accrued taxes ....................................             5,212             6,370
  Other ..................................................             7,950             9,298
                                                                ------------      ------------
     Total current liabilities ...........................            30,197            40,163
                                                                ------------      ------------
Senior Notes .............................................           389,761           389,753
Other long-term debt .....................................            83,000            63,000
Other liabilities and deferred credits ...................             2,914             3,071
Partners' capital:
  General partner's interest .............................             2,365             2,309
  Limited partner's interest .............................           231,228           225,920
                                                                ------------      ------------
     Total partners' capital .............................           233,593           228,229
                                                                ------------      ------------
     Total liabilities and partners' capital .............      $    739,465      $    724,216
                                                                ============      ============


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                    THREE MONTHS       THREE MONTHS
                                                       ENDED              ENDED
                                                     MARCH 31,          MARCH 31,
                                                       2000               1999
                                                   ------------       ------------
Operating revenues:
  Transportation - Refined products .........      $     28,030       $     25,596
  Transportation - LPGs .....................            23,117             26,595
  Mont Belvieu operations ...................             4,471              2,897
  Other -  net ..............................             8,160              6,062
                                                   ------------       ------------
     Total operating revenues ...............            63,778             61,150
                                                   ------------       ------------

Costs and expenses:
  Operating, general and administrative .....            19,112             17,121
  Operating fuel and power ..................             7,222              6,559
  Depreciation and amortization .............             6,783              6,763
  Taxes - other than income taxes ...........             2,323              2,509
                                                   ------------       ------------
     Total costs and expenses ...............            35,440             32,952
                                                   ------------       ------------

     Operating income .......................            28,338             28,198

Interest expense ............................            (8,320)            (7,536)
Interest costs capitalized ..................             1,010                142
Other income - net ..........................               612                402
                                                   ------------       ------------

     Net income .............................      $     21,640       $     21,206
                                                   ============       ============


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   THREE MONTHS       THREE MONTHS
                                                                      ENDED              ENDED
                                                                     MARCH 31,          MARCH 31,
                                                                       2000               1999
                                                                   ------------       ------------
Cash flows from operating activities:
  Net income ................................................      $     21,640       $     21,206
  Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation and amortization ..........................             6,783              6,763
     Equity in loss (income) of affiliate ...................               (78)                74
     Decrease (increase) in accounts receivable, trade ......             6,476               (946)
     Decrease in inventories ................................             2,589                638
     Decrease (increase) in other current assets ............            (1,901)                31
     Decrease in accounts payable and accrued expenses ......            (9,966)           (11,829)
     Other ..................................................               517               (541)
                                                                   ------------       ------------
          Net cash provided by operating activities .........            26,060             15,396
                                                                   ------------       ------------

Cash flows from investing activities:
  Proceeds from cash investments ............................                --              3,000
  Purchases of cash investments .............................                --             (1,235)
  Capital expenditures ......................................           (14,788)           (11,069)
                                                                   ------------       ------------
          Net cash used in investing activities .............           (14,788)            (9,304)
                                                                   ------------       ------------

Cash flows from financing activities:
  Proceeds from term loan ...................................            20,000                 --
  Advances to limited partner ...............................                --               (410)
  Distributions .............................................           (16,127)           (14,677)
                                                                   ------------       ------------
          Net cash provided by (used in) financing activities             3,873            (15,087)
                                                                   ------------       ------------

Net increase (decrease) in cash and cash equivalents ........            15,145             (8,995)

Cash and cash equivalents at beginning of period ............            23,267             36,723
                                                                   ------------       ------------
Cash and cash equivalents at end of period ..................      $     38,412       $     27,728
                                                                   ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest)      $     13,779       $     14,182
                                                                   ============       ============


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

         TE Products Pipeline Company, Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. (the "Parent Partnership") owns a 98.9899% interest as the sole limited partner. On March 31, 2000, Texas Eastern Products Pipeline Company, a Delaware corporation and general partner of the Partnership, was reorganized into Texas Eastern Products Pipeline Company, LLC (the "Company" or "General Partner"), a Delaware limited liability company. Additionally on March 31, 2000, Duke Energy Corporation ("Duke Energy"), contributed its ownership of the General Partner to Duke Energy Field Services, LLC ("DEFS"). DEFS is a joint venture between Duke Energy and Phillips Petroleum Company. Duke Energy holds a majority interest in DEFS.

         The Company, an indirect wholly-owned subsidiary of DEFS, owns a 1.0101% general partner interest in the Partnership. The Company, as general partner, performs all management and operating functions required for the Partnership pursuant to the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership (the "Partnership Agreement"). The general partner is reimbursed by the Partnership for all reasonable direct and indirect expenses incurred in managing the Partnership.

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of March 31, 2000, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of results of operations for the full year 2000. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts from the prior year have been reclassified to conform to current presentation.

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for and disclosures of derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137 to delay the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Partnership expects to adopt this standard effective January 1, 2001. The Partnership is currently evaluating the impact of this statement on its financial condition and results of operations.

NOTE 3. INVESTMENTS

SHORT-TERM INVESTMENTS

         The Partnership routinely invests cash in liquid short-term investments as part of it cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash equivalents. At March 31, 2000, short-term investments included $1.5 million of investment-grade corporate notes, which mature

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                                   (UNAUDITED)


within one year. All short-term investments are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at March 31, 2000.

LONG-TERM INVESTMENTS

         At March 31, 2000, the Partnership had $5.2 million invested in investment-grade corporate notes, which have varying maturities through 2004. These securities are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at March 31, 1999.

NOTE 4. INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                                                     MARCH 31,       DECEMBER 31,
                                                       2000              1999
                                                   ------------      ------------
Gasolines ...................................      $      1,532      $      3,270
Propane .....................................               168               223
Butanes .....................................                58               605
Fuel oil ....................................               200               386
Other products ..............................               436               613
Materials and supplies ......................             3,468             3,354
                                                   ------------      ------------
          Total .............................      $      5,862      $      8,451
                                                   ============      ============

         The costs of inventories were lower than market at March 31, 2000, and December 31, 1999.

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

OTHER LONG TERM DEBT

         In connection with the purchase of the fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado received a $38 million bank loan from SunTrust Bank ("SunTrust"). The SunTrust loan bears interest at a

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                                   (UNAUDITED)


rate of 6.53%, which is payable quarterly. The principal balance of the loan is payable in full on April 21, 2001. The Partnership is guarantor on the loan.

         On May 17, 1999, the Partnership entered into a $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The loan agreement has a term of five years. SunTrust is the administrator of the loan. At March 31, 2000, $45 million was outstanding under the term loan agreement. Principal will be paid quarterly as follows, with the remaining principal balance payable on May 17, 2004.

           QUARTERLY PERIODS ENDING               PAYMENT AMOUNT
           ------------------------               --------------
         June 2001 through March 2002             $2.50 million
         June 2002 through March 2003             $3.75 million
         June 2003 through March 2004             $5.00 million

         The interest rate for the $75 million term loan is based on the Partnership's option of either SunTrust's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Interest is payable quarterly from the time of borrowing. The weighted average interest rate for amounts outstanding under the term loan at March 31, 2000 was 7.36%.

         Both the $38 million term loan and the $75 million term loan with SunTrust contain restrictive financial covenants that require the Partnership to maintain a minimum level of partners' capital as well as debt-to-earnings, interest coverage and capital expenditure coverage ratios. At March 31, 2000, the Partnership was in compliance with all financial covenants related to these loan agreements.

WORKING CAPITAL FACILITIES

         On May 17, 1999, the Partnership entered into a five-year $25 million revolving credit agreement. SunTrust is the administrative agent. The interest rate is based on the Partnership's option of either SunTrust's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is payable quarterly. Interest rates are adjusted monthly, bimonthly, quarterly or semi-annually. The Partnership has not made any borrowings under this revolving credit facility.

         The revolving credit agreement with SunTrust contains restrictive financial covenants that require the Partnership to maintain a minimum level of partners' capital as well as debt-to-earnings, interest coverage and capital expenditure coverage ratios. At March 31, 2000, the Partnership was in compliance with all financial covenants related to this loan agreement.

NOTE 6. CASH DISTRIBUTIONS

         The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion. Generally, distributions are made 98.9899% to the Parent Partnership and 1.0101% to the general partner.

         On February 4, 2000, the Partnership paid a cash distribution of $16.1 million for the fourth quarter of 1999. Additionally, on April 14, 2000, the Partnership declared a cash distribution of $17.6 million for the quarter ended March 31, 2000. The distribution was paid on May 5, 2000. The distribution increase reflects the Partnership's success in improving cash flow levels.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                                   (UNAUDITED)



NOTE 7. CONTINGENCIES

         In the fall of 1999, the Company and the Partnership became involved in a lawsuit in Jackson County Circuit Court, Jackson County, Indiana. In Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the Company and Partnership), plaintiffs contend, among other things, that the Company and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their Complaint, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. Furthermore, the plaintiffs are seeking compensatory, punitive and treble damages. The Company has filed an Answer to the Complaint, denying the allegations, as well as various other motions. This case is in the early stages of discovery and is not covered by insurance. The Company is defending itself vigorously against this lawsuit. The Partnership cannot estimate the loss, if any, associated with this pending lawsuit.

         The Partnership is involved in various other claims and legal proceedings incidental to its business. In the opinion of management, these claims and legal proceedings will not have a material adverse effect on the Partnership's consolidated financial position, results of operations or cash flows.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $1.2 million at March 31, 2000 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         In May 1999, the Partnership filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. Such application is currently under review by the FERC. The FERC approved a request of the Partnership waiving the requirement to adjust refined products transportation

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                                   (UNAUDITED)


tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Partnership has agreed to refund, with interest, amounts collected after June 30, 1999, under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At March 31, 2000, the amount deferred for possible rate refunds, including interest, totaled approximately $1.2 million.

         In July 1999, certain shippers filed protests with the FERC on the Partnership's application for Market Based Rates in four destination markets. The Partnership believes it will prevail in a competitive market determination in those destination markets under protest.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At March 31, 2000, the Partnership had approximately 9.6 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

NOTE 8. CURRENT DEVELOPMENTS

         In March 2000, the Partnership, CMS Energy Corporation and Marathon Ashland Petroleum LLC announced an agreement to form a limited liability company that will own and operate an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each of the companies will own a one-third interest in the limited liability company. The Partnership's participation in this joint venture is in lieu of its previously announced expansion plan to construct a new pipeline from Beaumont, Texas, to Little Rock, Arkansas. The Partnership recognized $0.9 million of expense in March 2000 to write-off project evaluation costs related to the abandoned construction plan.

         The limited liability company will build a 70-mile, 24-inch diameter pipeline connecting the Partnership's facility in Beaumont, Texas, with the start of an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana, to Bourbon, Illinois. The pipeline, which has been named Centennial Pipeline, will pass through portions of Texas, Louisiana, Arkansas, Mississippi, Tennessee, Kentucky and Illinois. CMS Panhandle Pipe Line Companies, which owns the existing 720-mile pipeline, has made a filing with the FERC to take the line out of natural gas service as part of the regulatory process. Conversion of the pipeline to refined products service is expected to be completed by the end of 2001. The Centennial Pipeline will intersect the Partnership's existing mainline near Lick Creek, Illinois, where a new two million barrel refined petroleum products storage terminal will be built.

         In May 2000, the Company signed a definitive agreement to acquire certain assets of ARCO Pipe Line Company ("ARCO"), a wholly owned subsidiary of Atlantic Richfield Company, for $318.5 million. The purchase includes ARCO's interest in a crude oil transportation pipeline from the Texas Gulf Coast to Cushing, Oklahoma, Mid-continent crude distribution services, and crude oil terminal facilities. This purchase agreement replaced a previously announced definitive agreement signed in March 2000 to acquire the stock of ARCO for $355 million, which included ARCO's interest in a refined products transportation pipeline from the Texas Gulf Coast to Cushing. The transaction is expected to be accounted for under the purchase method for accounting purposes. The purchase is expected to close during the second quarter of 2000, however, it is contingent upon the satisfaction of regulatory requirements. The Company is currently evaluating financing alternatives of the purchase, including external borrowing and the issuance of additional limited partner Units.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                                   (UNAUDITED)


         Under the proposed transaction, the Company will acquire ARCO's 50-percent ownership interest in Seaway Pipeline Company's ("Seaway") 500-mile, 30-inch diameter pipeline that carries mostly imported crude oil from a marine terminal at Freeport, Texas, to Cushing. The line has a capacity of 350,000 barrels per day. The Partnership will assume ARCO's role as operator of Seaway. The Company will also acquire: (i) ARCO's crude oil terminal facilities in Cushing and Midland, Texas, including the line transfer and pumpover business at each location; (ii) an undivided ownership interest in both the Rancho Pipeline, a 400-mile, 24-inch diameter, crude oil pipeline from West Texas to Houston, and the Basin Pipeline, a 416-mile, crude oil pipeline running from Jal, New Mexico, through Midland to Cushing, both of which will be operated by another joint owner; and (iii) the receipt and delivery pipelines known as the West Texas Trunk System, which is located around the Midland terminal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following information is provided to facilitate increased understanding of the 2000 and 1999 interim consolidated financial statements and accompanying notes presented in Item 1. Material period-to-period variances in the consolidated statements of income are discussed under "Results of Operations." The "Financial Condition and Liquidity" section analyzes cash flows and financial position. Discussion included in "Other Matters" addresses key trends, future plans and contingencies. Throughout these discussions, management addresses items that are reasonably likely to materially affect future liquidity or earnings.

         The Partnership's operations consist primarily of the transportation, storage and terminaling of petroleum products and the fractionation of natural gas liquids ("NGLs"). Revenues are derived from the transportation of refined products and LPGs, the storage and short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas, complex, sale of product inventory and other ancillary services. Labor and electric power costs comprise the two largest operating expense items of the Partnership. Operations are somewhat seasonal with higher revenues generally realized during the first and fourth quarters of each year. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating.

RESULTS OF OPERATIONS

         For the quarter ended March 31, 2000, the Partnership reported net income of $21.6 million, compared with net income of $21.2 million for the first quarter of 1999. The $0.4 million increase in net income resulted primarily from a $2.6 million increase in operating revenues and a $0.2 million increase in other income, partially offset by a $2.5 million increase in costs and expenses. See discussion below of factors affecting net income for the comparative periods.

         Volume and average tariff information:

                                                                 QUARTER ENDED
                                                                   MARCH 31,                  PERCENTAGE
                                                      ---------------------------------        INCREASE
                                                          2000                 1999           (DECREASE)
                                                      ------------         ------------      ------------
VOLUMES DELIVERED
(in thousands of barrels)
      Refined products                                      29,613               28,155                 5%
      LPGs                                                  11,693               13,172               (11%)
      Mont Belvieu operations                                7,072                6,885                 3%
                                                      ------------         ------------      ------------
          Total                                             48,378               48,212                --
                                                      ============         ============      ============

AVERAGE TARIFF PER BARREL
      Refined products                                $       0.95(a)      $       0.91                 4%
      LPGs                                                    1.98                 2.02                (2%)
      Mont Belvieu operations                                 0.16                 0.16                --
          Average system tariff per barrel            $       1.08         $       1.11                (3%)
                                                      ============         ============      ============


(a) Net of amounts deferred related to potential refund obligation.

         Refined products transportation revenues increased $2.4 million for the quarter ended March 31, 2000, compared with the prior-year quarter, as a result of a 5% increase in volumes delivered and a 4% increase in the refined products average tariff per barrel. The increase in volumes delivered was primarily attributable to increased deliveries of motor fuel in the upper Midwest due to favorable Gulf Coast differentials and lower production at competing Midwest refineries. Additionally, jet fuel volumes delivered increased as a result of continued strong demand for air travel in the Midwest. The increase in the refined products average tariff per barrel was primarily attributable to a higher percentage of longer-haul volumes delivered in the upper Midwest market areas, partially offset by the 1.83% general tariff reduction pursuant to the Producer Price Index for finished goods less 1% ("PPI Index"), effective July 1, 1999. The Partnership deferred recognition of approximately $0.4 million of revenue during the first quarter of 2000 with respect to potential refund obligations for rates charged in excess of the PPI Index. See further discussion regarding Market Based Rates included in "Other Matters."

         LPGs transportation revenues decreased $3.5 million for the quarter ended March 31, 2000, compared with the first quarter of 1999, due primarily to lower propane volumes delivered. Propane deliveries in Midwest and Northeast market areas decreased 26% and 10%, respectively, from the prior year as a result of warmer winter weather during the first quarter of 2000. These decreases were partially offset by a 12% increase in propane deliveries along the upper Texas Gulf Coast as a result of increased petrochemical demand. The decrease in the LPGs average tariff per barrel reflects the decreased percentage of longer-haul transportation volumes delivered during the first quarter of 2000.

         Revenues generated from Mont Belvieu operations increased $1.6 million during the quarter ended March 31, 2000, compared with the first quarter of 1999, as a result of increased contract storage revenue. Other operating revenues increased $2.1 million during the quarter ended March 31, 2000, compared with the prior year quarter, due primarily to higher gains on the sale of product inventory.

         Costs and expenses increased $2.5 million for the quarter ended March 31, 2000, compared with the first quarter of 1999, due primarily to a $2.0 million increase in operating, general and administrative expenses and a $0.7 million increase in operating fuel and power expense, partially offset by a $0.2 million decrease in taxes - other than income taxes. The increase in operating, general and administrative expenses was due primarily to $0.9 million of expense to write-off project evaluation costs; a $0.4 million accrual related to environmental remediation at the Partnership's Seymour, Indiana, terminal; increased labor and benefits expenses; and increased contract labor and consulting services. The write-off of project evaluation costs resulted from the announcement in March 2000 of the Partnership's abandonment of its plan to construct a pipeline from Beaumont, Texas, to Little Rock, Arkansas, in favor of participation in the Centennial Pipeline ("Centennial") joint venture with CMS Energy Corporation and Marathon Ashland Petroleum LLC. Each partner in the Centennial joint venture will own a one-third interest in a 790-mile pipeline system from the Texas Gulf Cost to the Midwest. The increase in operating fuel and power expense resulted from increased refined products transportation volumes delivered, which generally require more power to transport than LPGs volumes. The decrease in taxes - other than income resulted from revisions to previous years' estimated property tax accruals.

         Interest expense increased $0.8 million during the first quarter of 2000, compared with the first quarter of 1999, due to interest expense on the term loan to finance construction of the pipelines between Mont Belvieu and Port Arthur, Texas. At March 31, 2000, $45 million has been borrowed on the term loan. Capitalized interest increased $0.9 million during the first quarter 2000, compared with the first quarter of 1999, as a result of higher balances associated with construction-in-progress of the new pipelines between Mont Belvieu and Port Arthur.

         Other income - net increased during the first quarter of 2000, compared with the prior year, as a result of increased interest income earned on cash investments, coupled with increased earnings recognized on equity investments.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the quarter ended March 31, 2000, totaled $26.1 million, comprised of $28.4 million of income before charges for depreciation and amortization, partially offset by $2.3 million of cash used for working capital changes. This compares with cash flows from operations of $15.4 million for the first quarter of 1999, which was comprised of $28.0 million of income before charges for depreciation and amortization, partially offset by $12.6 million of cash used for working capital changes. The decrease in cash used for working capital changes during the first quarter of 2000, as compared with the first quarter of 1999, resulted primarily from timing of accounts receivable payments and product inventory sales. Net cash from operations for the quarters ended March 31, 2000 and 1999, included interest payments related to the Senior Notes and term loans of $14.8 million and $14.3 million, respectively.

         Cash flows used in investing activities during the first quarter of 2000 was comprised of $14.8 million of capital expenditures. Cash flows used in investing activities during the first quarter of 1999 included $11.1 million of capital expenditures and $1.2 million of additional cash investments, partially offset by $3.0 million of proceeds from maturities of cash investments. During the first quarter of 2000 and 1999, capital expenditures included $10.4 million and $7.1 million, respectively, for construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The anticipated completion date is the fourth quarter of 2000. The Partnership has entered into an agreement for turnkey construction of the pipelines and related facilities and has separately entered into agreements for guaranteed throughput commitments. The cost of this project is expected to total approximately $74.5 million.

         The Partnership estimates that capital expenditures for 2000 will total approximately $59 million (which includes $4 million of capitalized interest). Approximately $31 million is expected to be used to complete construction of the three new pipelines between Mont Belvieu and Port Arthur and approximately $8 million will be used to replace six pipelines under the Houston Ship Channel as required by the United States Army Corp of Engineers for the deepening of the channel. Substantially all remaining expenditures are expected to be used for life-cycle replacements and upgrading current facilities.

         On February 4, 2000, the Partnership paid a cash distribution of $16.1 million for the fourth quarter of 1999. Additionally, on April 14, 2000, the Partnership declared a cash distribution of $17.6 million for the quarter ended March 31, 2000. The distribution was paid on May 5, 2000. The distribution increase reflects the Partnership's success in improving cash flow levels.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $1.2 million at March 31, 2000 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         In May 1999, the Partnership filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. Such application is currently under review by the FERC. The FERC approved a request of the Partnership waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Partnership has agreed to refund, with interest, amounts collected after June 30, 1999, under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At March 31, 2000, the amount deferred for possible rate refunds, including interest, totaled approximately $1.2 million.

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

         In February 2000, the Partnership and Louis Dreyfus Plastics Corporation ("Louis Dreyfus") announced a joint development alliance whereby the Partnership's Mont Belvieu petroleum liquids storage and transportation shuttle system services will be marketed by Louis Dreyfus. The alliance will expand services to the upper Texas Gulf Coast energy marketplace. The alliance is a service-oriented, fee-based venture with no commodity trading.

         In March 2000, the Partnership, CMS Energy Corporation and Marathon Ashland Petroleum LLC announced an agreement to form a limited liability company that will own and operate an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each of the companies will own a one-third interest in the limited liability company. The Partnership's participation in this joint venture is in lieu of its previously announced expansion plan to construct a new pipeline from Beaumont, Texas, to Little Rock, Arkansas. The Partnership recognized $0.9 million of expense in March 2000 to write-off project evaluation costs related to the abandoned construction plan.

         The limited liability company will build a 70-mile, 24-inch diameter pipeline connecting the Partnership's facility in Beaumont, Texas, with the start of an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana, to Bourbon, Illinois. The pipeline, which has been named Centennial Pipeline, will pass through portions of Texas, Louisiana, Arkansas, Mississippi, Tennessee, Kentucky and Illinois. CMS Panhandle Pipe Line Companies, which owns the existing 720-mile pipeline, has made a filing with the FERC to take the line out of natural gas service as part of the regulatory process. Conversion of the pipeline to refined products service is expected to be completed by the end of 2001. The Centennial Pipeline will intersect the Partnership's existing mainline near Lick Creek, Illinois, where a new two million barrel refined petroleum products storage terminal will be built.

         In May 2000, the Company signed a definitive agreement to acquire certain assets of ARCO Pipe Line Company ("ARCO"), a wholly owned subsidiary of Atlantic Richfield Company, for $318.5 million. The purchase includes ARCO's interest in a crude oil transportation pipeline from the Texas Gulf Coast to Cushing, Oklahoma, Mid-continent crude distribution services, and crude oil terminal facilities. This purchase agreement replaced a previously announced definitive agreement signed in March 2000 to acquire the stock of ARCO for $355 million, which included ARCO's interest in a refined products transportation pipeline from the Texas Gulf Coast to Cushing. The transaction is expected to be accounted for under the purchase method for accounting purposes. The purchase is expected to close during the second quarter of 2000, however, it is contingent upon the satisfaction of regulatory requirements. The Company is currently evaluating financing alternatives of the purchase, including external borrowing and the issuance of additional limited partner Units.

         Under the proposed transaction, the Company will acquire ARCO's 50-percent ownership interest in Seaway Pipeline Company's ("Seaway") 500-mile, 30-inch diameter pipeline that carries mostly imported crude oil from a marine terminal at Freeport, Texas, to Cushing. The line has a capacity of 350,000 barrels per day. The Partnership will assume ARCO's role as operator of Seaway. The Company will also acquire: (i) ARCO's crude oil terminal facilities in Cushing and Midland, Texas, including the line transfer and pumpover business at each location; (ii) an undivided ownership interest in both the Rancho Pipeline, a 400-mile, 24-inch diameter, crude oil pipeline from West Texas to Houston, and the Basin Pipeline, a 416-mile, crude oil pipeline running from Jal, New Mexico, through Midland to Cushing, both of which will be operated by another joint owner; and (iii) the receipt and delivery pipelines known as the West Texas Trunk System, which is located around the Midland terminal.

         The matters discussed herein include "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that the Partnership expects or anticipates will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Partnership's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Partnership in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Partnership's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Partnership, competitive actions by other pipeline companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Partnership. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that actual results or developments anticipated by the Partnership will be realized or, even if substantially realized, that they will have the expected consequences to or effect on the Partnership or its business or operations. For additional discussion of such risks and uncertainties, see TE Products Pipeline Company, Limited Partnership's 1999 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Partnership may be exposed to market risk through changes in interest rates and commodity prices as discussed below. The Partnership has no foreign exchange risks.

         At March 31, 2000, the Partnership had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). Additionally, the Partnership had a $38 million bank loan outstanding from SunTrust. The SunTrust loan bears interest at a fixed rate of 6.53% and is payable in full in April 2001. At March 31, 2000, the estimated fair value of the Senior Notes and the SunTrust loan was approximately $338.5 million and $37.5 million, respectively.

         At March 31, 2000, the Partnership had $45 million outstanding under a variable interest rate term loan. The interest rate for this credit facility is based on the Partnership's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Utilizing the balances of variable interest rate debt outstanding at March 31, 2000, and assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is approximately $0.5 million.

         The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. For derivative contracts to qualify as a hedge, the price movements in the commodity derivative must be highly correlated with the underlying hedged commodity. Contracts that qualify as hedges and held for non-trading purposes are accounted for using the deferral method of accounting. Under this method, gains and losses are not recognized until the underlying physical transaction occurs. Deferred gains and losses related to such instruments are reported in the consolidated balance sheet as current assets or current liabilities. At March 31, 2000, there were no outstanding futures contracts.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits:

                  Exhibit
                  Number                    Description
                  ------                    -----------

                  2.1 Amended and Restated Purchase Agreement by and between Atlantic Richfield Company and Texas Eastern Products Pipeline Company, LLC with respect to the sale of ARCO Pipe Line Company dated as of May 10, 2000 (Filed as Exhibit 2.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2000 and incorporated herein by reference).

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

                  27* Financial Data Schedule as of and for the three months ended March 31, 2000.

                  ----------------------
                  * Filed herewith.

         (b) Reports on Form 8-K filed during the quarter ended March 31, 2000: None.

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

                               TE Products Pipeline Company, Limited Partnership (Registrant)

                               By: Texas Eastern Products Pipeline Company,
                                   General Partner


                                      /s/ CHARLES H. LEONARD
                                --------------------------------------
                                          Charles H. Leonard
                                Senior Vice President, Chief Financial
                                         Officer and Treasurer


Date:  May 15, 2000

                               INDEX TO EXHIBITS

                  Exhibit
                  Number                    Description
                  ------                    -----------

                  2.1 Amended and Restated Purchase Agreement by and between Atlantic Richfield Company and Texas Eastern
                           Products Pipeline Company, LLC with respect to the sale of ARCO Pipe Line Company dated as of May 10,
                           2000 (Filed as Exhibit 2.1 to Form 10-Q of TEPPCO
                           Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2000 and incorporated herein by reference).

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

                  27* Financial Data Schedule as of and for the three months ended March 31, 2000.


                  ----------------------
                  * Filed herewith.