Form 10-Q
period 2000-06-30
TE PRODUCTS PIPELINE CO LP
filed 2000-08-10
CIK 1045548

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


                       FOR THE QUARTER ENDED JUNE 30, 2000


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

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  JUNE 30,    DECEMBER 31,
                                                                    2000         1999
                                                                 ----------   ------------
                                                                 (UNAUDITED)
                                     ASSETS

Current assets:
 Cash and cash equivalents ...................................   $   30,658   $     23,267
 Short-term investments ......................................        1,013          1,475
 Accounts receivable, trade ..................................       20,369         22,425
 Inventories .................................................        7,048          8,451
 Other .......................................................        2,832          2,633
                                                                 ----------   ------------
  Total current assets .......................................       61,920         58,251
                                                                 ----------   ------------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $225,980 and $214,044) ....      631,687        611,695
Investments ..................................................        6,227          5,242
Intangible assets ............................................       33,969         34,926
Advances to limited partner ..................................        2,354          2,354
Other assets .................................................       12,254         11,748
                                                                 ----------   ------------
  Total assets ...............................................   $  748,411   $    724,216
                                                                 ==========   ============

                        LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable and accrued liabilities ....................   $    9,984   $      7,413
 Accounts payable, general partner ...........................        5,554          3,817
 Accrued interest ............................................       13,573         13,265
 Other accrued taxes .........................................        6,030          6,370
 Other .......................................................       10,194          9,298
                                                                 ----------   ------------
  Total current liabilities ..................................       45,335         40,163
                                                                 ----------   ------------
Senior Notes .................................................      389,768        389,753
Other long-term debt .........................................       83,000         63,000
Other liabilities and deferred credits .......................        3,581          3,073
Partners' capital:
 General partner's interest ..................................        2,296          2,310
 Limited partner's interests .................................      224,431        225,917
                                                                 ----------   ------------
  Total partners' capital ....................................      226,727        228,227
                                                                 ----------   ------------
  Total liabilities and partners' capital ....................   $  748,411   $    724,216
                                                                 ==========   ============


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                               THREE MONTHS    THREE MONTHS    SIX MONTHS    SIX MONTHS
                                                   ENDED          ENDED           ENDED        ENDED
                                                  JUNE 30,       JUNE 30,        JUNE 30,      JUNE 30,
                                                    2000           1999            2000          1999
                                               ------------    ------------    ----------    ----------
Operating revenues:
  Transportation - Refined products ........   $     32,685    $     33,353    $   60,715    $   58,949
  Transportation - LPGs ....................         10,367          10,094        33,484        36,689
  Mont Belvieu operations ..................          2,883           3,358         7,354         6,255
  Other- net ...............................          8,353           7,420        16,513        13,482
                                               ------------    ------------    ----------    ----------
     Total operating revenues ..............         54,288          54,225       118,066       115,375
                                               ------------    ------------    ----------    ----------

Costs and expenses:
  Operating, general and administrative ....         19,783          18,599        38,895        35,720
  Operating fuel and power .................          7,994           7,771        15,216        14,330
  Depreciation and amortization ............          6,874           6,770        13,657        13,533
  Taxes - other than income taxes ..........          2,438           2,484         4,761         4,993
                                               ------------    ------------    ----------    ----------
     Total costs and expenses ..............         37,089          35,624        72,529        68,576
                                               ------------    ------------    ----------    ----------

     Operating income ......................         17,199          18,601        45,537        46,799

Interest expense ...........................         (8,422)         (7,764)      (16,742)      (15,300)
Interest costs capitalized .................          1,255             347         2,265           489
Other income - net .........................            681             505         1,293           907
                                               ------------    ------------    ----------    ----------
   Net Income ..............................   $     10,713    $     11,689    $   32,353    $   32,895
                                               ============    ============    ==========    ==========



          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      SIX MONTHS    SIX MONTHS
                                                                         ENDED         ENDED
                                                                       JUNE 30,      JUNE 30,
                                                                         2000          1999
                                                                      ----------    ----------
Cash flows from operating activities:
Net income ........................................................   $   32,353    $   32,895
Adjustments to reconcile net income to cash provided by
operating activities:
  Depreciation and amortization ...................................       13,657        13,533
  Equity in (income) loss of affiliate ............................          (95)           74
  Decrease in accounts receivable, trade ..........................        2,056           810
  Decrease in inventories .........................................        1,403         2,160
  Increase in other current assets ................................         (199)          (99)
  Increase (decrease) in accounts payable and accrued expenses ....        5,172        (1,002)
  Other ...........................................................          (37)         (797)
                                                                      ----------    ----------
      Net cash provided by operating activities ...................       54,310        47,574
                                                                      ----------    ----------

Cash flows from investing activities:
Proceeds from cash investments ....................................        1,475         3,840
Purchases of cash investments .....................................       (2,000)       (2,235)
Capital expenditures ..............................................      (32,690)      (38,318)
                                                                      ----------    ----------
      Net cash used in investing activities .......................      (33,215)      (36,713)
                                                                      ----------    ----------

Cash flows from financing activities:
Proceeds from term loan ...........................................       20,000        25,000
Advances to limited partner .......................................           --          (369)
Distributions .....................................................      (33,704)      (29,354)
                                                                      ----------    ----------
      Net cash used in financing activities .......................      (13,704)       (4,723)
                                                                      ----------    ----------

Net increase in cash and cash equivalents .........................        7,391         6,138

Cash and cash equivalents at beginning of period ..................       23,267        36,723
                                                                      ----------    ----------
Cash and cash equivalents at end of period ........................   $   30,658    $   42,861
                                                                      ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest) .....   $   13,977    $   14,455
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

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of June 30, 2000, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of results of operations for the full year 2000. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts from the prior year have been reclassified to conform to current presentation.

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for and disclosures of derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137 to delay the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Partnership expects to adopt this standard, as amended, effective January 1, 2001. The Partnership is currently evaluating the impact of this statement on its financial condition and results of operations.

NOTE 3. INVESTMENTS

SHORT-TERM INVESTMENTS

         The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash equivalents. At June 30, 2000, short-term investments included $1.0 million of investment-grade corporate notes, which mature

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                                  (UNAUDITED)


within one year. All short-term investments are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at June 30, 2000.

LONG-TERM INVESTMENTS

         At June 30, 2000, the Partnership had $6.2 million invested in investment-grade corporate notes, which have varying maturities through 2004. These securities are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at June 30, 2000.

NOTE 4. INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                                               JUNE 30,    DECEMBER 31,
                                                 2000          1999
                                              ----------   ------------
Gasolines .................................   $      500   $      3,270
Propane ...................................           51            223
Butanes ...................................        1,474            605
Fuel oil ..................................          544            386
Other products ............................          927            613
Materials and supplies ....................        3,552          3,354
                                              ----------   ------------
          Total ...........................   $    7,048   $      8,451
                                              ==========   ============

         The costs of inventories were lower than market at June 30, 2000, and December 31, 1999.

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

OTHER LONG TERM DEBT AND CREDIT FACILITIES

         In connection with the purchase of fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado received a $38 million bank loan from SunTrust Bank ("SunTrust"). The interest rate on this loan is 6.53%, which is payable quarterly. The original maturity date was April 21, 2001. This loan was refinanced

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                                  (UNAUDITED)


through the Parent Partnership on July 21, 2000, with the credit facility discussed below. Accordingly, the principal amount was included in other long-term debt at June 30, 2000, as the Partnership had the intent and ability to refinance such balance at June 30, 2000.

         On May 17, 1999, the Partnership entered into a $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The loan agreement has a term of five years. SunTrust is the administrator of the loan. At June 30, 2000, $45 million was outstanding under the term loan agreement. This loan was refinanced through the Parent Partnership on July 21, 2000, with the credit facility discussed below.

         On May 17, 1999, the Partnership entered into a five-year $25 million revolving credit agreement. SunTrust Bank is the administrative agent on the revolving credit agreement. The interest rate is based on the Partnership's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is payable quarterly. Interest rates are adjusted monthly, bimonthly, quarterly or semi-annually. The Partnership has not made any borrowings under this revolving credit facility. This credit facility was replaced on July 14, 2000 through the credit facility discussed below.

         On July 14, 2000, the Parent Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Parent Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to finance the acquisition of assets from ARCO (see Note 8. Current Developments) and to refinance existing credit facilities, other than the Senior Notes. The term loan has an eighteen month maturity and the revolving facility has a three year maturity. The interest rate for the credit agreements is based on the Parent Partnership's option of either SunTrust's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually.

         On July 21, 2000, the Parent Partnership entered into a three year swap agreement to partially hedge its exposure on the new variable rate credit facilities. The swap agreement is based on a notional amount of $250 million. Under the swap agreement, the Parent Partnership will pay a fixed rate of interest of 7.17% and will receive a floating rate based on a three month USD LIBOR rate. It is the Parent Partnership's intent to initiate intercompany notes payable of $83 million to cover the debt service requirements for such amounts paid on behalf of the Partnership on July 21, 2000.

NOTE 6. CASH DISTRIBUTIONS

         The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion. Generally, distributions are made 98.9899% to the Parent Partnership and 1.0101% to the General Partner.

         On May 5, 2000, the Partnership paid a cash distribution of $17.6 million for the first quarter of 2000. Additionally, on July 17, 2000, the Partnership declared a cash distribution of $17.6 million for the quarter ended June 30, 2000. The second quarter distribution was paid on August 4, 2000.

NOTE 7. COMMITMENTS AND CONTINGENCIES

         In the fall of 1999, the Company and the Partnership were named as defendants in a lawsuit in Jackson County Circuit Court, Jackson County, Indiana. In Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the Company and Partnership), plaintiffs contend, among other things, that

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                                  (UNAUDITED)


the Company and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their Complaint, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. The Company has filed an Answer to the Complaint, denying the allegations, as well as various other motions. This case is in the early stages of discovery and is not covered by insurance. The Company is defending itself vigorously against this lawsuit. The Partnership cannot estimate the loss, if any, associated with this pending lawsuit.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.9 million at June 30, 2000 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         In May 1999, the Partnership filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. Such application is currently under review by the FERC. The FERC approved a request of the Partnership waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Partnership has agreed to refund, with interest, amounts collected after June 30, 1999, under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                                  (UNAUDITED)


charged in excess of the PPI Index. At June 30, 2000, the amount deferred for possible rate refunds, including interest, totaled approximately $1.6 million.

         In July 1999, certain shippers filed protests with the FERC on the Partnership's application for Market Based Rates in four destination markets. The Partnership believes it will prevail in a competitive market determination in those destination markets under protest.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At June 30, 2000, the Partnership had approximately 16.3 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

NOTE 8. CURRENT DEVELOPMENTS

         On July 21, 2000, the Company completed its previously announced acquisition of certain assets of ARCO Pipe Line Company ("ARCO"), a wholly owned subsidiary of Atlantic Richfield Company, for $318.5 million. The assets will be held through TCTM, L.P. (the "Crude Oil OLP"), a 98.9899% owned entity of the Parent Partnership.

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

RESULTS OF OPERATIONS

         Net income for the quarter ended June 30, 2000 was $10.7 million, compared with net income of $11.7 million for the 1999 second quarter. The decrease in net income resulted primarily from a $1.5 million increase in costs and expenses, partially offset by a $0.3 million decrease in interest expense (net of capitalized interest) and a $0.2 million increase in other income-net.

         For the six months ended June 30, 2000, the Partnership reported net income of $32.4 million, compared with net income of $32.9 million for the first six months of 1999. The $0.5 million decrease in net income resulted primarily from a $4.0 million increase in costs and expenses, partially offset by a $2.7 million increase in operating revenues, a $0.4 million increase in other income-net and a $0.3 million decrease in interest expense (net of capitalized interest). See discussion below of factors affecting net income for the comparative periods.

         Volume and average tariff information:

                                          QUARTER ENDED                               SIX MONTHS ENDED
                                             JUNE 30,             PERCENTAGE              JUNE 30,            PERCENTAGE
                                   --------------------------     INCREASE       --------------------------    INCREASE
                                     2000            1999         (DECREASE)        2000           1999       (DECREASE)
                                   ----------     -----------   -------------    ----------     -----------  --------------
VOLUMES DELIVERED
(in thousands of barrels)
    Refined products .............     35,113          35,818              (2%)      64,726          63,973               1%
    LPGs .........................      6,634           6,367               4%       18,327          19,539              (6%)
    Mont Belvieu operations ......      6,576           5,882              12%       13,648          12,767               7%
                                   ----------     -----------   -------------    ----------     -----------  --------------
        Total ....................     48,323          48,067               1%       96,701          96,279              --
                                   ==========     ===========   =============    ==========     ===========  ==============

AVERAGE TARIFF PER BARREL
    Refined products ............. $     0.93(a)  $      0.93              --    $     0.94(a)  $      0.92               2%
    LPGs .........................       1.56            1.59              (2%)        1.83            1.88              (3%)
    Mont Belvieu operations ......       0.14            0.15              (7%)        0.15            0.16              (6%)
                                   ----------     -----------   -------------    ----------     -----------  --------------
        Average system tariff
         per barrel .............. $     0.91     $      0.92              (1%)  $     1.00     $      1.01              (1%)
                                   ==========     ===========   =============    ==========     ===========  ==============

         (a) Net of amounts deferred related to potential refund obligation.

         Refined products transportation revenues decreased $0.7 million for the quarter ended June 30, 2000, compared with the prior-year quarter, due to a 2% decrease in total refined products volumes delivered. Motor fuel volumes delivered decreased 7% as a result of lower Gulf Coast supply and increased competing refinery production in the south central markets of Louisiana and Arkansas. Additionally, natural gasoline volumes delivered decreased 6% from the 1999 second quarter as a result of unfavorable blending economics for Midwest area refineries. These decreases were partially offset by a 9% increase in jet fuel volumes delivered due primarily to increased demand in the Chicago market, favorable Gulf Coast price differentials and lower competing pipeline supply into the Chicago market. The refined products average tariff per barrel reflects the 1.83% general tariff reduction pursuant to the Producer Price Index for finished goods less 1% ("PPI Index"), effective July 1, 1999. The Partnership deferred recognition of approximately $0.4 million of revenue during the second quarter of 2000 with respect to potential refund obligations for rates charged in excess of the PPI Index. See further discussion regarding Market Based Rates included in "Other Matters." The general tariff reduction was offset by the increased percentage of long-haul jet fuel deliveries.

         LPGs transportation revenues increased $0.3 million for the quarter ended June 30, 2000, compared with the second quarter of 1999, due primarily to increased deliveries of isobutane to Midwest area refineries as a result of favorable Gulf Coast price differentials. Short haul propane deliveries along the upper Texas Gulf Coast increased 14% as a result of increased petrochemical demand. The decrease in the average tariff per barrel resulted from the increased percentage of short-haul deliveries during the second quarter of 2000.

         Revenues generated from Mont Belvieu operations decreased $0.5 million during the quarter ended June 30, 2000, compared with the second quarter of 1999, primarily due to timing of revenue recognition on storage contracts.

         Other operating revenues increased $0.9 million during the quarter ended June 30, 2000, compared with the prior year quarter, due primarily to a $0.5 million increase on gains realized from product sales attributable to higher market prices in 2000, a $0.3 million increase related to higher amounts of butane received for summer storage, and increased refined products terminaling revenue. These increases were partially offset by decreased refined products rental revenue.

         For the six months ended June 30, 2000, refined products transportation revenues increased $1.8 million, or 3%, compared with the corresponding period in 1999. Continued strong jet fuel demand and favorable Gulf Coast differentials resulted in a 11% increase in jet fuel volumes delivered. The increase in jet fuel deliveries was partially offset by the decrease in motor fuel deliveries during the second quarter noted above, which was partially offset by higher motor fuel volumes delivered during the first quarter of 2000 as a result of lower Midwest refinery production. The Partnership deferred recognition of approximately $0.8 million of revenue during the six months ended June 30, 2000 with respect to potential refund obligations for rates charged in excess of the PPI Index. The increase in the refined products average tariff per barrel resulted primarily from a higher percentage of long-haul deliveries in the upper Midwest market areas.

         LPGs transportation revenues decreased $3.2 million during the six months ended June 30, 2000, compared with the same period in 1999, due primarily to lower propane volumes delivered. Propane deliveries in Midwest and Northeast market areas decreased 18% and 7%, respectively, from the prior year as a result of warmer winter weather during the first quarter of 2000. These decreases were partially offset by a 13% increase in propane deliveries along the upper Texas Gulf Coast as a result of increased petrochemical demand. The decrease in the average tariff per barrel resulted from the decreased percentage of longer-haul propane deliveries to the Midwest and Northeast market areas, coupled with the increase in Gulf Coast propane deliveries during 2000.

         Revenues generated from Mont Belvieu operations increased $1.1 million for the six months ended June 30, 2000, compared with the corresponding period in 1999, due primarily to increased contract storage revenue.

         During the six months ended June 30, 2000, other operating revenues increased $3.0 million, as compared to the same period in 1999, due primarily to a $2.5 million increase on gains realized from product sales attributable to higher market prices in 2000. Also contributing to the increase were increased refined products terminaling revenue and higher amounts of butane received for summer storage. Partially offsetting these increases were decreased refined products rental revenue.

         Costs and expenses increased $1.5 million for the quarter ended June 30, 2000, compared with the second quarter of 1999, primarily due to a $1.2 million increase in operating, general and administrative expenses and a $0.2 million increase in operating fuel and power expense. The increase in operating, general and administrative expenses was attributable to a $0.7 million increase in labor and benefit costs, a $0.6 million increase in general and administrative consulting and legal services, and a $0.2 million volume-related increase in lease cost associated with higher product receipts through the connection with Colonial Pipeline at Beaumont, Texas. These increases were partially offset by a $0.3 million decrease in supplies and materials expense.

         Costs and expenses increased $4.0 million for the six months ended June 30, 2000, compared with the same period in 1999, due to a $3.2 million increase in operating, general and administrative expenses and a $0.9 million increase in operating fuel and power expense. The increase in operating, general and administrative expenses was primarily attributable to $0.9 million of expense recognized in the first quarter of 2000 to write-off project evaluation costs, increased labor and benefit costs, and increased contract labor and consulting services. The write-off of project evaluation costs resulted from the announcement in March 2000 of the Partnership's abandonment of its plan to construct a pipeline from Beaumont, Texas, to Little Rock, Arkansas, in favor of participation in the Centennial Pipeline ("Centennial") joint venture with CMS Energy Corporation and Marathon Ashland Petroleum LLC. Each partner in the Centennial joint venture will own a one-third interest in a 790-mile pipeline system from the Texas Gulf Cost to the Midwest. The increase in operating fuel and power expense resulted from increased refined products transportation volumes delivered, which generally require more power to transport than LPGs volumes.

         Interest expense increased $0.7 million during the quarter and $1.4 million during the six months ended June 30, 2000, compared with the corresponding prior year periods, due to interest expense on the SunTrust term loan to finance construction of the pipelines between Mont Belvieu and Port Arthur, Texas. The increase in interest expense was offset by increased interest cost capitalized of $0.9 million during the quarter and $1.8 million during the six months ended June 30, 2000, compared with the corresponding prior year periods, as a result of higher balances associated with construction in progress of the pipelines between Mont Belvieu and Port Arthur.

         Other income - net increased during both the quarter and six months ended June 30, 2000, compared with the corresponding periods in 1999, due to gains on the sale of right-of-way easements during the second quarter of 2000, coupled with increased interest income earned on cash investments.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the six-month period ended June 30, 2000, totaled $54.3 million, comprised of $46.0 million of income before charges for depreciation and amortization and $8.3 million provided by working capital changes. This compares with cash flows from operations of $47.6 million for the corresponding period in 1999, comprised of $46.4 million of income before charges for depreciation and amortization and $1.2 million provided by working capital changes. The increase in cash provided by working capital changes during the six month period ended June 30, 2000, as compared with the same period in 1999, resulted primarily from accrued liability balances existing at June 30, 2000. Net cash from operations for the six months ended June 30, 2000 and 1999, included interest payments related to the Senior Notes and term loans of $16.2 million and $14.9 million, respectively.

         Cash flows used in investing activities during the first six months of 2000 was comprised of $32.7 million of capital expenditures and $2.0 million of additional cash investments. These decreases of cash were partially offset by $1.5 million of proceeds from investment maturities. Cash flows used in investing activities during the first six months of 1999 included $38.3 million of capital expenditures and $2.2 million of additional cash investments. These decreases of cash were offset by $3.8 million from investment maturities. During the first six months of 2000 and 1999, capital expenditures included $23.2 million and $28.0 million, respectively, for construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The anticipated completion date is the fourth quarter of 2000. The Partnership has entered into an agreement for turnkey construction of the pipelines and related facilities and has separately entered into agreements for guaranteed throughput commitments. The cost of this project is expected to total approximately $74.5 million.

         The Partnership estimates that capital expenditures for 2000 will total approximately $77 million (including capitalized interest of $4 million). Approximately $30 million is expected to be used to complete construction of the three new pipelines between Mont Belvieu and Port Arthur and approximately $8 million will be used to replace seven pipelines under the Houston Ship Channel as required by the United States Army Corp of Engineers for the deepening of the channel. Approximately $21 million of planned expenditures are expected to be used in revenue-generating projects, with the remaining $14 million being used for life-cycle replacements and upgrading current facilities. Capital expenditures may be financed through internally generated funds, external debt or the issuance of additional limited partner Units

         The Partnership paid cash distributions of $33.7 million during the six months ended June 30, 2000. Additionally, on July 17, 2000, the Partnership declared a cash distribution of $17.6 million for the quarter ended June 30, 2000. The second quarter cash distribution was paid on August 4, 2000.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has beenissued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.9 million at June 30, 2000 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         In May 1999, the Partnership filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. Such application is currently under review by the FERC. The FERC approved a request of the Partnership waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Partnership has agreed to refund, with interest, amounts collected after June 30, 1999, under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At June 30, 2000, the amount deferred for possible rate refunds, including interest, totaled approximately $1.6 million.

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

         On July 21, 2000, the Company completed its previously announced acquisition of certain assets of ARCO Pipe Line Company ("ARCO"), a wholly owned subsidiary of Atlantic Richfield Company, for $318.5 million. The assets will be held through TCTM, L.P. (the "Crude Oil OLP"), a 98.9899% owned entity of the Parent Partnership.

         On July 14, 2000, the Parent Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Parent Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to finance the acquisition of assets from ARCO and to refinance existing credit facilities, other than the Senior Notes. The term loan has an eighteen month maturity and the revolving facility has a three year maturity. The interest rate for the credit agreements is based on the Parent Partnership's option of either SunTrust's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually.

         On July 21, 2000, the Parent Partnership entered into a three year swap agreement to partially hedge its exposure on the new variable rate credit facilities. The swap agreement is based on a notional amount of $250 million. Under the swap agreement, the Parent Partnership will pay a fixed rate of interest of 7.17% and will receive a floating rate based on a three month USD LIBOR rate. It is the Parent Partnership's intent to initiate intercompany notes payable of $83 million to cover the debt service requirements for such amounts paid on behalf of the Partnership on July 21, 2000.

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

         At June 30, 2000, the Partnership had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). Additionally, the Partnership had a $38 million bank loan outstanding from SunTrust Bank. The SunTrust loan bears interest at a fixed rate of 6.53% and is payable in full in April 2001. At June 30, 2000, the estimated fair value of the Senior Notes and the SunTrust loan was approximately $363.5 million and $37.7 million, respectively.

         At June 30, 2000, the Partnership had $45 million outstanding under a variable interest rate term loan. The interest rate for this credit facility is based on the Partnership's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Utilizing the balances of variable interest rate debt outstanding at June 30, 2000, and assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is approximately $0.5 million.

         On July 14, 2000, the Parent Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Parent Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to finance the acquisition of assets from ARCO and to refinance existing credit facilities, other than the Senior Notes. The term loan has an eighteen month maturity and the revolving facility has a three year maturity. The interest rate for the credit agreements is based on the Parent Partnership's option of either SunTrust's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. On July 21, 2000, the Parent Partnership entered into a three year swap agreement to partially hedge its exposure on the new variable rate credit facilities. The swap agreement is based on a notional amount of $250 million. Under the swap agreement, the Parent Partnership will pay a fixed rate of interest of 7.17% and will receive a floating rate based on a three month USD LIBOR rate. It is the Parent Partnership's intent to initiate intercompany notes payable of $83 million to cover the debt service requirements for such amounts paid on behalf of the Partnership on July 21, 2000.

         The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. For derivative contracts to qualify as a hedge, the price movements in the commodity derivative must be highly correlated with the underlying hedged commodity. Contracts that qualify as hedges and held for non-trading purposes are accounted for using the deferral method of accounting. Under this method, gains and losses are not recognized until the underlying physical transaction occurs. Deferred gains and losses related to such instruments are reported in the consolidated balance sheet as current assets or current liabilities. At June 30, 2000, there were no outstanding futures contracts.

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

                     Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
                     1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

             10.23   Credit Agreement between TEPPCO Partners, L.P., SunTrust
                     Bank, and Certain Lenders, dated July 14, 2000 (Filed as
                     Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P.
                     (Commission File No. 1-10403) for the quarter ended June
                     30, 2000 and incorporated herein by reference).

             27*     Financial Data Schedule as of and for the six months ended
                     June 30, 2000.

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

                              By: Texas Eastern Products Pipeline Company, LLC General Partner



                                          /s/ CHARLES H. LEONARD
                              --------------------------------------------------
                                           Charles H. Leonard
                               Senior Vice President, Chief Financial Officer
                                            and Treasurer



Date:  August 10, 2000

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
  27                   Financial Data Schedule