Form 10-Q
period 2000-09-30
TE PRODUCTS PIPELINE CO LP
filed 2000-11-13
CIK 1045548

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

                           COMMISSION FILE NO. 1-13603

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      2000          1999
                                                                  -------------  ------------
                                                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents ...................................     $ 14,433      $ 23,267
  Accounts receivable, trade ..................................       18,729        22,425
  Inventories .................................................        7,285         8,451
  Other .......................................................        2,420         4,108
                                                                    --------      --------
    Total current assets ......................................       42,867        58,251
                                                                    --------      --------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $231,131 and $214,044) .....      638,851       611,695
Intangible assets .............................................       33,493        34,926
Advances to limited partner ...................................        7,525         2,354
Other assets ..................................................       21,102        16,990
                                                                    --------      --------
    Total assets ..............................................     $743,838      $724,216
                                                                    ========      ========

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and accrued liabilities ....................     $ 10,380      $  7,413
  Accounts payable, general partner ...........................        4,566         3,817
  Accrued interest ............................................        5,704        13,265
  Other accrued taxes .........................................        7,442         6,370
  Other .......................................................        8,527         9,298
                                                                    --------      --------
    Total current liabilities .................................       36,619        40,163
                                                                    --------      --------
Senior Notes ..................................................      389,776       389,753
Other long-term debt ..........................................           --        63,000
Note payable, Parent Partnership ..............................       95,377            --
Other liabilities and deferred credits ........................        3,720         3,073
Partners' capital:
  General partner's interest ..................................        2,212         2,310
  Limited partner's interests .................................      216,134       225,917
                                                                    --------      --------
    Total partners' capital ...................................      218,346       228,227
                                                                    --------      --------
    Total liabilities and partners' capital ...................     $743,838      $724,216
                                                                    ========      ========


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                THREE MONTHS   THREE MONTHS   NINE MONTHS    NINE MONTHS
                                                   ENDED          ENDED          ENDED          ENDED
                                               SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                   2000           1999           2000           1999
                                               -------------  -------------  -------------  -------------
Operating revenues:
  Transportation - Refined products ........     $  29,483      $  33,448      $  90,198      $  92,397
  Transportation - LPGs ....................        14,477          9,484         47,961         46,173
  Mont Belvieu operations ..................         3,015          3,329         10,369          9,584
  Other - net ..............................         6,135          7,386         22,648         20,868
                                                 ---------      ---------      ---------      ---------
     Total operating revenues ..............        53,110         53,647        171,176        169,022
                                                 ---------      ---------      ---------      ---------

Costs and expenses:
  Operating, general and administrative ....        18,960         19,427         57,855         55,147
  Operating fuel and power .................         8,094          7,824         23,310         22,154
  Depreciation and amortization ............         6,908          6,774         20,565         20,307
  Taxes - other than income taxes ..........         2,441          2,419          7,202          7,412
                                                 ---------      ---------      ---------      ---------
     Total costs and expenses ..............        36,403         36,444        108,932        105,020
                                                 ---------      ---------      ---------      ---------

     Operating income ......................        16,707         17,203         62,244         64,002

Interest expense ...........................        (9,450)        (7,992)       (26,192)       (23,292)
Interest costs capitalized .................         1,551            705          3,816          1,194

Other income - net .........................           411            347          1,704          1,254
                                                 ---------      ---------      ---------      ---------
     Net income ............................     $   9,219      $  10,263      $  41,572      $  43,158
                                                 =========      =========      =========      =========

          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      NINE MONTHS    NINE MONTHS
                                                                                         ENDED          ENDED
                                                                                     SEPTEMBER 30,  SEPTEMBER 30,
                                                                                         2000           1999
                                                                                     -------------  -------------
Cash flows from operating activities:
 Net income ......................................................................     $ 41,572       $ 43,158
 Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization ..................................................       20,565         20,307
  Non cash portion of interest expense ...........................................          879            222
  Equity in loss (income) of affiliate ...........................................         (112)           339
  Decrease in accounts receivable, trade .........................................        3,696          2,134
  Decrease in inventories ........................................................        1,166          4,170
  Decrease in other current assets ...............................................        1,216             85
  Decrease in accounts payable and accrued expenses ..............................       (3,544)        (5,313)
  Other ..........................................................................         (405)         (1197)
                                                                                       --------       --------
      Net cash provided by operating activities ..................................       65,033         63,905
                                                                                       --------       --------

Cash flows from investing activities:
 Proceeds from cash investments ..................................................        1,475          3,840
 Purchases of cash investments ...................................................       (2,000)        (3,235)
 Investment in Centennial Pipeline Company .......................................       (2,984)            --

 Capital expenditures ............................................................      (46,283)       (55,084)
                                                                                       --------       --------
      Net cash used in investing activities ......................................      (49,792)       (54,479)
                                                                                       --------       --------

Cash flows from financing activities:
 Proceeds from term loan .........................................................       20,000         25,000
 Payment of term loan ............................................................      (83,000)            --
 Loan proceeds from note payable, Parent Partnership .............................       95,377             --
 Advances to limited partner .....................................................       (5,171)          (369)
 Distributions ...................................................................      (51,281)       (45,481)
                                                                                       --------       --------
      Net cash used in financing activities ......................................      (24,075)       (20,850)
                                                                                       --------       --------

Net decrease in cash and cash equivalents ........................................       (8,834)       (11,424)

Cash and cash equivalents at beginning of period .................................       23,267         36,723
                                                                                       --------       --------
Cash and cash equivalents at end of period .......................................     $ 14,433       $ 25,299
                                                                                       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
   Interest paid during the period (net of capitalized interest) .................     $ 26,451       $ 28,472

          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

         TE Products Pipeline Company, Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. (the "Parent Partnership") owns a 98.9899% interest as the sole limited partner. On March 31, 2000, Texas Eastern Products Pipeline Company, a Delaware corporation and general partner of the Partnership, was converted into Texas Eastern Products Pipeline Company, LLC (the "Company" or "General Partner"), a Delaware limited liability company. Additionally on March 31, 2000, Duke Energy Corporation ("Duke Energy"), contributed its ownership of the General Partner to Duke Energy Field Services, LLC ("DEFS"). DEFS is a joint venture between Duke Energy and Phillips Petroleum Company. Duke Energy holds a majority interest in DEFS.

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

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of September 30, 2000, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of results of operations for the full year 2000. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts from the prior year have been reclassified to conform to current presentation.

         The Partnership has one business segment: the transportation, storage and terminaling of refined products and liquefied petroleum gases ("LPGs"). The Partnership's interstate transportation operations, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission ("FERC"). Refined products and LPGs are referred to herein, collectively, as "petroleum products" or "products ."

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for and disclosures of derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137 to delay the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Partnership will adopt this standard, as amended, effective January 1, 2001. The Partnership is currently evaluating the impact of this statement and believes its implementation will not have a material impact on its financial condition and results of operations.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3. INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                             SEPTEMBER 30,  DECEMBER 31,
                                 2000           1999
                             -------------  ------------
Gasolines .................     $  776         $3,270
Propane ...................         --            223
Butanes ...................      1,761            605
Fuel oil ..................        303            386
Other products ............        968            613
Materials and supplies ....      3,477          3,354
                                ------         ------
          Total ...........     $7,285         $8,451
                                ======         ======

         The costs of inventories were lower than market at September 30, 2000, and December 31, 1999.

NOTE 4. LONG TERM DEBT

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

OTHER LONG TERM DEBT AND CREDIT FACILITIES

         In connection with the purchase of fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado, LLC received a $38 million bank loan from SunTrust Bank ("SunTrust"). The interest rate on this loan was 6.53%, which was payable quarterly. The original maturity date was April 21, 2001. This loan was refinanced through the Parent Partnership on July 21, 2000, with the credit facility discussed below.

         On May 17, 1999, the Partnership entered into a five-year $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. This loan was refinanced through the Parent Partnership on July 21, 2000, with the credit facility discussed below.

         On July 14, 2000, the Parent Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Parent Partnership borrowed $75 million under the term loan and $340 million

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

under the revolving credit facility. The funds were used to refinance existing credit facilities, other than the Senior Notes and to finance the acquisition of assets from ARCO Pipe Line Company ("ARCO"), a wholly owned subsidiary of Atlantic Richfield Company, for $322.6 million. The acquired assets are held through TCTM, L.P. (the "Crude Oil OLP"), a 98.9899% owned entity of the Parent Partnership. The term loan has an eighteen month maturity and the revolving facility has a three year maturity. The interest rate for the credit agreements is based on the Parent Partnership's option of either SunTrust's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually.

         At September 30, 2000, note payable, Parent Partnership represents an intercompany note payable of $95.4 million payable to the Parent Partnership to cover the debt service requirements for amounts paid on behalf of the Partnership. The maturity and payment terms of the intercompany note payable match the terms of the Parent Partnership's credit facility described above. The note payable, Parent Partnership bears interest at a variable rate based on the effective yield of the Parent Partnership's credit facilities. The weighted average interest rate on the note payable, Parent Partnership at September 30, 2000 was 10.3%.

NOTE 5. CASH DISTRIBUTIONS

         The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion. Generally, distributions are made 98.9899% to the Parent Partnership and 1.0101% to the General Partner.

         On August 4, 2000, the Partnership paid a cash distribution of $17.6 million for the second quarter of 2000. Additionally, on October 13, 2000, the Partnership declared a cash distribution of $19.5 million for the quarter ended September 30, 2000. The increase in the third quarter distribution resulted from the increase in the Parent Partnership's Limited Partner Unit distribution from $0.50 per Limited Partner Unit to $0.525 per Limited Partner Unit and the issuance of additional Limited Partner Units by the Parent Partnership on October 25, 2000. The third quarter distribution was paid on November 3, 2000.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.8 million at September 30, 2000 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         On May 11, 1999, the Partnership filed an application with the FERC seeking a determination that the Partnership did not have market power in any of its refined products origin or destination markets, which application if approved by the FERC would have allowed the Partnership to charge market-based rates. Protests of the application were filed by three intervenors challenging the application with respect to four destination markets and two origin markets. The FERC issued an Order dated July 31, 2000, which held that the Partnership would be permitted to implement market-based rates in those markets that were not subject to a protest. With respect to the protested markets, the FERC set those for hearing to determine if the Partnership has the ability to exercise significant market power in the four protested destination markets and one of the two protested origin markets. The FERC directed FERC staff to convene a conference regarding the other origin market. Following the issuance of the FERC order, the Partnership and the protesting shippers resolved their differences regarding the protested markets. An offer of settlement between the Partnership and the protesting shippers was submitted to the FERC on October 19, 2000 and is currently pending approval by the FERC. The terms of the offer of settlement basically provide that (i) the Partnership shall be deemed to have withdrawn its application for market-based rates in its Little Rock, Arkansas destination market and its Arcadia, Louisiana destination market and (ii) the protestants shall be deemed to have withdrawn their protest with respect to the remaining destination markets and both origin markets. On November 8, 2000, FERC staff filed comments on the Partnership's Offer of Settlement requesting that hearings be held in the contested origin and destination markets. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At September 30, 2000, the amount deferred for possible rate refunds, including interest, totaled approximately $1.9 million. If the Offer of Settlement is approved by the FERC, the Partnership will recognize as revenue approximately $1.2 million of the previously deferred revenue as of September 30, 2000.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At September 30, 2000, the Partnership had approximately 18.7 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

         In accordance with Title 49, Code of Federal Regulations, Part 195, Subpart G, the Partnership is required to have an Operator Qualification Program implemented by April, 2001. As part of the program, Company employees or contractor employees working on behalf of the Partnership who perform certain tasks will have to be trained, evaluated and approved by the Partnership as being qualified prior to the performance of their assigned tasks. Additionally, each Company employee or contractor employee must be trained to recognize and react to any abnormal operating conditions which occur during the performance of their assigned task. The Partnership has not determined the impact that the implementation of such program will have.

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

         The Partnership's operations consist primarily of the transportation, storage and terminaling of petroleum products and the fractionation of natural gas liquids ("NGLs"). Revenues are derived from the transportation of refined products and LPGs, the storage and short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas, complex, sale of product inventory and other ancillary services. Labor and electric power costs comprise the two largest operating expense items of the Partnership. Operations are somewhat seasonal with higher revenues generally realized during the first and fourth quarters of each year. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating

RESULTS OF OPERATIONS

         Net income for the quarter ended September 30, 2000 was $9.2 million, compared with net income of $10.3 million for the 1999 third quarter. The decrease in net income resulted primarily from a $4.0 million decrease in refined products transportation revenue, a $1.3 million decrease in other operations revenues and a $0.6 million increase in interest expense (net of capitalized interest). These decreases were partially offset by a $5.0 million increase in LPGs transportation revenues.

         For the nine months ended September 30, 2000, the Partnership reported net income of $41.6 million, compared with net income of $43.2 million for the first nine months of 1999. The $1.6 million decrease in net income resulted primarily from a $3.9 million increase in costs and expenses, partially offset by a $2.2 million increase in operating revenues and a $0.4 million increase in other income-net. See discussion below of factors affecting net income for the comparative periods.

         Volume and average rate information for 2000 and 1999 is presented below:

                                                QUARTER ENDED                            NINE MONTHS ENDED
                                                SEPTEMBER 30,          PERCENTAGE          SEPTEMBER 30,          PERCENTAGE
                                         ---------------------------    INCREASE    ---------------------------    INCREASE
                                            2000            1999       (DECREASE)      2000            1999       (DECREASE)
                                         -----------     -----------   ----------   -----------     -----------   ----------
VOLUMES DELIVERED
(in thousands of barrels)
    Refined products ...............          32,490          35,883       (9%)          97,216          99,856       (3%)
    LPGs ...........................           9,058           6,404       41%           27,385          25,943        6%
    Mont Belvieu operations ........           5,506           8,000      (31%)          19,154          20,767       (8%)
                                         -----------     -----------      ---       -----------     -----------      ---
        Total ......................          47,054          50,287       (6%)         143,755         146,566       (2%)
                                         ===========     ===========      ===       ===========     ===========      ===

AVERAGE RATE PER BARREL
    Refined products  (a) ..........     $      0.91     $      0.93       (2%)     $      0.93     $      0.93       --
    LPGs ...........................            1.60            1.48        8%             1.75            1.78       (2%)
    Mont Belvieu operations ........            0.16            0.15        7%             0.15            0.16       (6%)
        Average system rate per
              barrel ...............     $      0.95     $      0.88        8%      $      0.98     $      0.97        1%
                                         ===========     ===========      ===       ===========     ===========      ===

         (a) Net of amounts deferred related to potential refund obligation.

         Refined products transportation revenues decreased $4.0 million for the quarter ended September 30, 2000, compared with the prior-year quarter, due to a 9% decrease in total refined products volumes delivered and a 2% decrease in the refined products average rate per barrel. Motor fuel volumes delivered decreased 12% as a result of unfavorable price differentials and a local refinery expansion in the West Memphis market. Additionally, distillate volumes delivered decreased 14% due to lower demand in the Midwest area and unfavorable price differentials. Natural gasoline volumes delivered decreased 22% from the 1999 third quarter as a result of unfavorable blending economics for Midwest area refineries. These decreases were partially offset by a 42% increase in methyl tertiary butyl ether ("MTBE") volumes delivered at the Partnership's marine terminal near Beaumont, Texas, due to higher production from a facility that is connected to the Pipeline System near Baytown, Texas.

         LPGs transportation revenues increased $5.0 million for the quarter ended September 30, 2000, compared with the third quarter of 1999, due primarily to increased deliveries of propane to the Midwest and Northeast area as a result of favorable differentials, late summer fill programs by customers, and higher demand. Isobutane deliveries increased as a result of lower Canadian imports to Midwest area refineries. The average rate per barrel increased 8% from the prior year as a result of an increased percentage of long-haul deliveries during the third quarter of 2000.

         Revenues generated from Mont Belvieu operations decreased $0.3 million during the quarter ended September 30, 2000, compared with the third quarter of 1999, as a result of decreased shuttle deliveries of propane, which was partially offset by higher contract storage revenues.

         Other operating revenues decreased $1.3 million during the quarter ended September 30, 2000, compared with the prior year quarter, due primarily to a $1.5 million decrease on gains realized from product sales. This decrease was partially offset by increased custody transfers and increased location exchange revenue.

         For the nine months ended September 30, 2000, refined products transportation revenues decreased $2.2 million compared with the corresponding period in 1999. Natural gasoline volumes delivered decreased 8% from the prior year as a result of unfavorable blending economics for Midwest area refineries. Distillate volumes delivered decreased 7% from the prior year due to lower demand in the Midwest area. Motor fuel volumes delivered decreased 5% primarily due to a local refinery expansion in the West Memphis market. These decreases were partially offset by strong jet fuel demand in the Midwest area resulting in a 6% increase in jet fuel volumes delivered. The Partnership deferred recognition of approximately $1.1 million of revenue during the nine months ended September 30, 2000 with respect to potential refund obligations for rates charged in excess of the PPI Index. During the third quarter of 1999, the Partnership deferred $0.4 million for such potential refund obligations.

         LPGs transportation revenues increased $1.8 million during the nine months ended September 30, 2000, compared with the same period in 1999, due primarily to higher propane volumes delivered. Propane deliveries in Midwest and Northeast market areas increased from the prior year due to favorable differentials, summer fill programs during the third quarter of 2000, and higher demand. Also, butane deliveries increased due to favorable differentials in the Chicago market area.

         Revenues generated from Mont Belvieu operations increased $0.8 million for the nine months ended September 30, 2000, compared with the corresponding period in 1999, due primarily to increased contract storage revenue, partially offset by decreased shuttle deliveries of propane.

         During the nine months ended September 30, 2000, other operating revenues increased $1.7 million, as compared to the same period in 1999, due primarily to a $1.0 million increase on gains realized from product sales attributable to higher market prices in 2000. Also contributing to the increase were increased refined products terminaling revenue and increased LPG custody transfer revenue. Partially offsetting these increases were decreased refined products storage revenues.

         Costs and expenses decreased slightly for the quarter ended September 30, 2000, compared with the third quarter of 1999, primarily due to a $0.5 million decrease in operating, general and administrative expenses, largely offset by a $0.3 million increase in operating fuel and power expense and a $0.1 increase in depreciation and amortization expense. The decrease in operating, general and administrative expenses resulted primarily from a decrease in outside services due to reduced pipeline maintenance costs and lower Year 2000 related contract labor and lower insurance premiums. These decreases were partially offset by an increase in legal expenses associated with the Centennial Pipeline ("Centennial") joint venture formation.

         Costs and expenses increased $3.9 million for the nine months ended September 30, 2000, compared with the same period in 1999, due to a $2.7 million increase in operating, general and administrative expenses and a $1.2 million increase in operating fuel and power expense. The increase in operating, general and administrative expenses was primarily attributable to $0.9 million of expense recognized in the first quarter of 2000 to write-off project evaluation costs, increased labor and benefit costs, and increased contract labor and consulting services. The write-off of project evaluation costs resulted from the announcement in March 2000 of the Partnership's abandonment of its plan to construct a pipeline from Beaumont, Texas, to Little Rock, Arkansas, in favor of participation in the Centennial joint venture.

         Interest expense increased $1.5 million during the quarter and $2.9 million during the nine months ended September 30, 2000, compared with the corresponding prior year periods, as a result of interest expense on the SunTrust term loan to finance construction of the pipelines between Mont Belvieu and Port Arthur, Texas. Additionally, amortization of debt issuance costs increased $0.6 million during the third quarter of 2000, and $0.7 million during the nine months ended September 30, 2000, compared with the corresponding prior year periods. The increase in interest expense was offset by increased interest cost capitalized of $0.8 million during the quarter and $2.6 million during the nine months ended September 30, 2000, compared with the corresponding prior year periods, as a result of higher balances associated with construction in progress of the pipelines between Mont Belvieu and Port Arthur.

         Other income - net increased during both the quarter and nine months ended September 30, 2000, compared with the corresponding periods in 1999, due to gains on the sale of right-of-way easements during the second quarter of 2000, coupled with increased interest income earned on cash investments.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the nine-month period ended September 30, 2000, totaled $65.0 million, comprised of $62.1 million of income before charges for depreciation and amortization and $2.9 million provided by working capital changes. This compares with cash flows from operations of $63.9 million for the corresponding period in 1999, comprised of $63.5 million of income before charges for depreciation and amortization and $0.4 million provided by working capital changes. Net cash from operations for the nine months ended September 30, 2000 and 1999, included interest payments of $26.5 million and $28.5 million, respectively.

         Cash flows used in investing activities during the first nine months of 2000 was comprised of $46.3 million of capital expenditures, $3.0 million of cash contributions for the Partnership's initial interest in the Centennial joint venture and $2.0 million of additional cash investments. These decreases of cash were partially offset by $1.5 million of proceeds from investment maturities. Cash flows used in investing activities during the first nine months of 1999 included $55.1 million of capital expenditures and $3.2 million of additional cash investments, partially offset by $3.8 million from investment maturities. During the first nine months of 2000 and 1999, capital expenditures included $29.6 million and $39.7 million, respectively, for construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline is approximately 70 miles in length. The new pipelines will transport ethylene, propylene and natural gasoline. Pipeline construction was completed in the mid part of the 2000 third quarter. The Partnership has entered into agreements for guaranteed throughput commitments, which begin in November 2000. The cost of this project totaled approximately $74.5 million.

         The Partnership estimates that capital expenditures for 2000 will total approximately $66 million (including capitalized interest of $4 million). Approximately $30 million was used to complete construction of the three new pipelines between Mont Belvieu and Port Arthur and approximately $4 million will be used to replace seven pipelines under the Houston Ship Channel as required by the United States Army Corp of Engineers for the deepening of the channel. Approximately $10 million of planned expenditures are expected to be used in revenue-generating projects, with the remaining $18 million being used for life-cycle replacements and upgrading current facilities. Capital expenditures may be financed through internally generated funds, external debt or Parent Partnership financing.

         The Partnership paid cash distributions of $51.3 million during the nine months ended September 30, 2000. Additionally, on October 13, 2000, the Partnership declared a cash distribution of $19.5 million for the quarter ended September 30, 2000. The third quarter cash distribution was paid on November 3, 2000.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.8 million at September 30, 2000 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         On May 11, 1999, the Partnership filed an application with the FERC seeking a determination that the Partnership did not have market power in any of its refined products origin or destination markets, which application if approved by the FERC would have allowed the Partnership to charge market-based rates. Protests of the application were filed by three intervenors challenging the application with respect to four destination markets and two origin markets. The FERC issued an Order dated July 31, 2000, which held that the Partnership would be permitted to implement market-based rates in those markets that were not subject to a protest. With respect to the protested markets, the FERC set those for hearing to determine if the Partnership has the ability to exercise significant market power in the four protested destination markets and one of the two protested origin markets. The FERC directed FERC staff to convene a conference regarding the other origin market. Following the issuance of the FERC order, the Partnership and the protesting shippers resolved their differences regarding the protested markets. An offer of settlement between the Partnership and the protesting shippers was submitted to the FERC on October 19, 2000 and is currently pending approval by the FERC. The terms of the offer of settlement basically provide that (i) the Partnership shall be deemed to have withdrawn its application for market-based rates in its Little Rock, Arkansas destination market and its Arcadia, Louisiana destination market and (ii) the protestants shall be deemed to have withdrawn their protest with respect to the remaining destination markets and both origin markets. On November 8, 2000, FERC staff filed comments on the Partnership's Offer of Settlement requesting that hearings be held in the contested origin and destination markets. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At September 30, 2000, the amount deferred for possible rate refunds, including interest, totaled approximately $1.9 million. If the Offer of Settlement is approved by the FERC, the Partnership will recognize as revenue approximately
$1.2 million of the previously deferred revenue as of September 30, 2000.

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

         In March 2000, the Partnership, CMS Energy Corporation and Marathon Ashland Petroleum LLC announced an agreement to form a limited liability company that will own and operate an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each of the companies will own a one-third interest in the limited liability company. The Partnership's participation in this joint venture is in lieu of its previously announced expansion plan to construct a new pipeline from Beaumont, Texas, to Little Rock, Arkansas. The Partnership recognized $0.9 million of expense in March 2000 to write-off project evaluation costs related to the abandoned construction plan. In September 2000, the Partnership contributed $3.0 million for its initial capital contribution in the joint venture.

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

         On July 14, 2000, the Parent Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Parent Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to refinance existing credit facilities, other than the Senior Notes and to finance the acquisition of assets from ARCO Pipe Line Company ("ARCO"), a wholly owned subsidiary of Atlantic Richfield Company, for $322.6 million. The acquired assets are held through TCTM, L.P. (the "Crude Oil OLP"), a 98.9899% owned entity of the Parent Partnership. The term loan has an eighteen month maturity and the revolving facility has a three year maturity. The interest rate for the credit agreements is based on the Parent Partnership's option of either SunTrust's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually.

         At September 30, 2000, note payable, Parent Partnership represents an intercompany note payable of $95.4 million payable to the Parent Partnership to cover the debt service requirements for amounts paid on behalf of the Partnership. The note payable, Parent Partnership bears interest at a variable rate based on the effective yield of the Parent Partnership's credit facilities described above. The weighted average interest rate on the note payable, Parent Partnership at September 30, 2000 was 10.3%.

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

         At September 30, 2000, the Partnership had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). At September 30, 2000, the estimated fair value of the Senior Notes was approximately $367 million.

         At September 30, 2000, note payable, Parent Partnership represents an intercompany note payable of $95.4 million payable to the Parent Partnership to cover the debt service requirements for amounts paid on behalf of the Partnership. The note payable, Parent Partnership bears interest at a variable rate based on the effective yield of the Parent Partnership's credit facilities described above. The weighted average interest rate on the note payable, Parent Partnership at September 30, 2000 was 10.3%. Utilizing the balances of variable interest rate debt outstanding at

September 30, 2000, and assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is approximately $1.0 million.

         The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. For derivative contracts to qualify as a hedge, the price movements in the commodity derivative must be highly correlated with the underlying hedged commodity. Contracts that qualify as hedges and held for non-trading purposes are accounted for using the deferral method of accounting. Under this method, gains and losses are not recognized until the underlying physical transaction occurs. Deferred gains and losses related to such instruments are reported in the consolidated balance sheet as current assets or current liabilities. At September 30, 2000, there were no outstanding futures contracts.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                 Exhibit
                 Number                    Description
                 -------                   ------------
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

                  10.15    Form of Employment Agreement between the Company and
                           O. Horton Cunningham, Ernest P. Hagan, Thomas R. Harper, David L. Langley, Charles H. Leonard and James C. Ruth, dated December 1, 1998 (Filed as
                           Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.16 Agreement Between Owner and Contractor between TE Products Pipeline Company, Limited Partnership and Eagleton Engineering Company, dated February 4, 1999 (Filed as Exhibit 10.21 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  10.17 Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  10.18 Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  10.19 Credit Agreement between TEPPCO Partners, L.P., SunTrust Bank, and Certain Lenders, dated July 14, 2000 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2000 and incorporated herein by reference).

                  10.20 Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan (Filed as Exhibit 10.27 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2000 and incorporated herein by reference).

                  27* Financial Data Schedule as of and for the nine months ended September 30, 2000.

                  ----------
                   * Filed herewith.

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

                               TE Products Pipeline Company, Limited Partnership (Registrant)

                               By: Texas Eastern Products Pipeline Company, LLC,
                                   as General Partner


                                            /s/ WILLIAM L. THACKER
                               -------------------------------------------------
                                              William L. Thacker
                                    President and Chief Executive Officer


                                           /s/ CHARLES H. LEONARD
                               -------------------------------------------------
                                             Charles H. Leonard
                                 Senior Vice President, Chief Financial Officer
                                               and Treasurer


Date: November 13, 2000