Form 10-K
period 2000-12-31
TE PRODUCTS PIPELINE CO LP
filed 2001-03-21
CIK 1045548

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
6.45% Senior Notes, due January 15, 2008           New York Stock Exchange
7.51% Senior Notes, due January 15, 2008           New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


================================================================================

                               TABLE OF CONTENTS

                                                       PART I

  ITEMS 1.       Business and Properties.......................................................................1
    AND 2.
   ITEM 3.       Legal Proceedings............................................................................11
   ITEM 4.       Submission of Matters to a Vote of Security Holders..........................................11

                                                      PART II

   ITEM 5.       Market for Registrant's Common Equity and Related Partnership Interest Matters...............12
   ITEM 6.       Selected Financial Data......................................................................12
   ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations........13
   ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risks..................................19
   ITEM 8.       Financial Statements and Supplementary Data..................................................20
   ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........20

                                                     PART III

  ITEM 10.       Directors and Executive Officers of the Registrant...........................................20
  ITEM 11.       Executive Compensation.......................................................................20
  ITEM 12.       Security Ownership of Certain Beneficial Owners and Management...............................20
  ITEM 13.       Certain Relationships and Related Transactions...............................................20

                                                     PART IV

  ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................21

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

         TE Products Pipeline Company, Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. (the "Parent Partnership") owns a 98.9899% interest as the sole limited partner. On March 31, 2000, Texas Eastern Products Pipeline Company, a Delaware corporation and general partner of the Partnership, was converted into Texas Eastern Products Pipeline Company, LLC (the "Company" or "General Partner"), a Delaware limited liability company. Additionally on March 31, 2000, Duke Energy Corporation ("Duke Energy"), contributed its ownership of the General Partner to Duke Energy Field Services, LP ("DEFS"). DEFS is a joint venture between Duke Energy and Phillips Petroleum Company. Duke Energy holds a majority interest in DEFS.

         The Company, an indirect wholly-owned subsidiary of DEFS, owns a 1.0101% general partner interest in the Partnership. The Company, as general partner, performs all management and operating functions required for the Partnership pursuant to the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership ("the Partnership Agreement"). The General Partner is reimbursed by the Partnership for all reasonable direct and indirect expenses incurred in managing the Partnership.

         The Partnership is one of the largest pipeline common carriers of refined petroleum products and liquified petroleum gases ("LPGs") in the United States. The Partnership owns and operates an approximate 4,500-mile pipeline system (together with the receiving, storage and terminaling facilities mentioned below, the "Pipeline System" or "Pipeline" or "System") extending from southeast Texas through the central and midwestern United States to the northeastern United States. The Pipeline System includes delivery terminals for outloading product to other pipelines, tank trucks, rail cars or barges, as well as substantial storage capacity at Mont Belvieu, Texas, the largest LPGs storage complex in the United States, and at other locations. The Partnership also owns two marine receiving terminals, one near Beaumont, Texas, and the other at Providence, Rhode Island. The Providence terminal is not physically connected to the Pipeline. As an interstate common carrier, the Pipeline System offers interstate transportation services, pursuant to tariffs filed with the Federal Energy Regulatory Commission ("FERC"), to any shipper of refined petroleum products and LPGs who requests such services, provided that the products tendered for transportation satisfy the conditions and specifications contained in the applicable tariff. In addition to the revenues received by the Pipeline System from its interstate tariffs, it also receives revenues from the shuttling of LPGs between refinery and petrochemical facilities on the upper Texas Gulf Coast and ancillary transportation, storage and marketing services at key points along the System. Substantially all the petroleum products transported and stored in the Pipeline System are owned by the Partnership's customers. Petroleum products are received at terminals located principally on the southern end of the Pipeline System, stored, scheduled into the Pipeline in accordance with customer nominations and shipped to delivery terminals for ultimate delivery to the final distributor (e.g., gas stations and retail propane distribution centers) or to other pipelines. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of petroleum products. The Pipeline System is the only pipeline that transports LPGs to the Northeast.

         The Partnership's strategy is to improve service in its current markets, maintain the integrity of its pipeline systems and pursue a growth strategy that is balanced between internal projects and targeted acquisitions. The Partnership intends to leverage the advantages inherent in its pipeline systems to maintain its status as the incremental provider of choice in its market area. The Partnership also intends to grow by acquiring assets, from both third parties and affiliates, which complement existing businesses. The Company routinely evaluates opportunities to acquire assets and businesses that will complement existing operations with a view to increasing earnings and cash available for distribution. Additional acquisitions may be funded with borrowings under credit facilities, borrowings from the Parent Partnership, the issuance of debt in the capital markets and cash flow from operations.

         The Partnership's business depends in large part on the level of demand for refined petroleum products and LPGs in the geographic locations served by it and the ability and willingness of customers having access to the Pipeline System to supply such demand by deliveries through the System. The Partnership cannot predict the impact of future fuel conservation measures, alternate fuel requirements, governmental regulation, technological advances in fuel economy and energy-generation devices, all of which could reduce the demand for refined petroleum products and LPGs in the areas served by the Partnership.

         In August 2000, the Partnership announced the execution of definitive agreements with CMS Energy Corporation and Marathon Ashland Petroleum LLC to form Centennial Pipeline, LLC ("Centennial"). Centennial will own and operate an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each participant will own a one-third interest in Centennial.

         Centennial will build a 74-mile, 24-inch diameter pipeline connecting the Partnership's facility in Beaumont, Texas, with the start of an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana, to Bourbon, Illinois. The pipeline will pass through portions of Texas, Louisiana, Arkansas, Mississippi, Tennessee, Kentucky and Illinois. CMS Panhandle Pipe Line Companies, which owns the existing 720-mile pipeline, has made a filing with the FERC to take the line out of natural gas service as part of the regulatory process. Conversion of the pipeline to refined products service is expected to be completed in early 2002. The Centennial Pipeline will intersect the Partnership's existing mainline near Creal Springs, Illinois, where a new two million barrel refined petroleum products storage terminal will be built.

OPERATIONS

         The Partnership conducts business and owns properties located in 13 states. Operations consist of interstate transportation, storage and terminaling of petroleum products; short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas complex; intrastate transportation of petrochemicals; fractionation of natural gas liquids and other ancillary services. Products are transported in liquid form from the upper Texas Gulf Coast through two parallel underground pipelines that extend to Seymour, Indiana. From Seymour, segments of the Pipeline System extend to the Chicago, Illinois; Lima, Ohio; Selkirk, New York; and Philadelphia, Pennsylvania, areas. The Pipeline System east of Todhunter, Ohio, is dedicated solely to LPGs transportation and storage services.

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

         During 2000, the Partnership completed construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. Each pipeline has a 12-inch diameter and is approximately 70 miles in length. The new pipelines will transport ethylene, propylene and natural gasoline.

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

MAJOR MARKETS

         The Pipeline System's major operations are the transportation, storage and terminaling of refined petroleum products and LPGs along its mainline system, and the storage and short-haul transportation of LPGs associated with its Mont Belvieu operations. Product deliveries, in millions of barrels (MMBbls) on a regional basis, over the last three years were as follows:

                                               PRODUCT DELIVERIES (MMBbls)
                                                YEARS ENDED DECEMBER 31,
                                               --------------------------
                                                  2000     1999    1998
                                                  -----   -----   -----
Refined Products Transportation:
      Central (1) .............................    63.4    67.7    71.5
      Midwest (2) .............................    36.7    37.9    34.8
      Ohio and Kentucky .......................    28.0    27.0    24.2
                                                  -----   -----   -----
         Subtotal .............................   128.1   132.6   130.5
                                                  -----   -----   -----
LPGs Mainline Transportation:
      Central, Midwest and Kentucky (1)(2) ....    23.4    22.9    18.5
      Ohio and Northeast (3) ..................    16.2    14.7    13.5
                                                  -----   -----   -----
         Subtotal .............................    39.6    37.6    32.0
                                                  -----   -----   -----
Mont Belvieu Operations:
      LPGs ....................................    27.2    28.5    25.1
                                                  -----   -----   -----
         Total Product Deliveries .............   194.9   198.7   187.6
                                                  =====   =====   =====


----------
(1)  Arkansas, Louisiana, Missouri and Texas.

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

         Refined products and LPGs deliveries over the last three years were as follows:

                                       PRODUCT DELIVERIES (MMBbls)
                                          YEARS ENDED DECEMBER 31,
                                       --------------------------
                                           2000    1999    1998
                                          -----   -----   -----
Refined Products Transportation:
     Gasoline .........................    67.8    71.6    74.0
      Jet Fuels .......................    28.1    26.9    23.8
      Middle Distillates (1) ..........    26.6    28.4    26.1
      MTBE/Toluene ....................     5.6     5.7     6.6
                                          -----   -----   -----
          Subtotal ....................   128.1   132.6   130.5
                                          -----   -----   -----
LPGs Mainline Transportation:
      Propane .........................    33.1    30.8    25.5
      Butanes .........................     6.5     6.8     6.5
                                          -----   -----   -----
          Subtotal ....................    39.6    37.6    32.0
                                          -----   -----   -----
Mont Belvieu Operations:
      LPGs ............................    27.2    28.5    25.1
                                          -----   -----   -----
          Total Product Deliveries ....   194.9   198.7   187.6
                                          =====   =====   =====

----------
(1)  Primarily diesel fuel, heating oil and other middle distillates.

      Refined Petroleum Products Transportation

         The Pipeline System transports refined petroleum products from the upper Texas Gulf Coast, eastern Texas and southern Arkansas to the Central and Midwest regions of the United States with deliveries in Texas, Louisiana, Arkansas, Missouri, Illinois, Kentucky, Indiana and Ohio. At these points, refined petroleum products are delivered to Partnership-owned terminals, connecting pipelines and customer-owned terminals. The Partnership canceled its tariff for deliveries of methyl tertiary butyl ether ("MTBE") into the Chicago market area on July 1, 1999, and will cancel contract deliveries of MTBE at its marine terminal near Beaumont, Texas, effective April 22, 2001. Governmental regulation, technological advances in fuel economy, energy generation devices and future fuel conservation measures could reduce the demand for refined petroleum products in the market areas we serve.

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

         Market prices for refined petroleum products affect the demand in the markets served by the Partnership. Therefore, quantities and mix of products transported may vary. Transportation tariffs of refined petroleum products vary among specific product types. As a result, market price volatility may affect transportation revenues from period to period.

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

         The Partnership's ability to serve markets in the Northeast is enhanced by its propane import terminal at Providence, Rhode Island. This facility includes a 400,000-barrel refrigerated storage tank along with ship unloading and truck loading facilities. Although the terminal is operated by the Partnership, the utilization of the terminal is committed by contract to a major propane marketer through April 30, 2001. In February 2001, the Company signed an agreement with DEFS whereby propane received at the Providence terminal will be marketed by DEFS, beginning May 2001.

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

         The Partnership has approximately 36 million barrels of LPGs storage capacity, including storage capacity leased to outside parties, at the Mont Belvieu complex. The Partnership's Mont Belvieu short-haul transportation shuttle system, consisting of a complex system of pipelines and interconnects, ties Mont Belvieu to virtually every refinery and petrochemical facility on the upper Texas Gulf Coast.

         In February 2000, the Partnership and Louis Dreyfus Plastics Corporation ("Louis Dreyfus") announced a joint development alliance whereby the Partnership's Mont Belvieu LPGs storage and transportation shuttle system services are jointly marketed by Louis Dreyfus and the Partnership. The purpose of the alliance is to expand services to the upper Texas Gulf Coast energy marketplace by increasing throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections. The Partnership operates the facilities for the alliance. The alliance is a service-oriented, fee-based venture with no commodity trading activity.

      Product Sales and Other

         The Partnership also derives revenue from the sale of product inventory, terminaling activities, other ancillary services associated with the transportation and storage of refined petroleum products and LPGs, and the fractionation of NGLs.

CUSTOMERS

         The Pipeline System's customers for the transportation of refined petroleum products include major integrated oil companies, independent oil companies and wholesalers. End markets for these deliveries are primarily retail service stations, truck stops, agricultural enterprises, refineries, and military and commercial jet fuel users.

         Propane customers include wholesalers and retailers who, in turn, sell to commercial, industrial, agricultural and residential heating customers, as well as utilities who use propane as a fuel source. Refineries constitute the Partnership's major customers for butane and isobutane, which are used as a blend stock for gasolines and as a feed stock for alkylation units, respectively.

         At December 31, 2000, the Partnership had approximately 140 customers. Transportation revenues (and percentage of total revenues) attributable to the top 10 customers were $102 million (43%), $105 million (46%), and $90 million (42%) for the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, billings to Marathon Ashland Petroleum, LLC, a major integrated oil company, accounted for approximately 10% of the Partnership's revenues. Loss of a business relationship with a significant customer could have an adverse affect on the consolidated financial position, results of operations and liquidity of the Partnership.

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

CAPITAL EXPENDITURES

         Capital expenditures by the Partnership totaled $56.5 million for the year ended December 31, 2000. This amount includes capitalized interest of $4.6 million. Approximately $29.9 million was used to complete construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project included three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline is approximately 70 miles in length. The new pipelines will transport ethylene, propylene and natural gasoline. The Partnership has entered into a twenty-year agreement for guaranteed throughput commitments that total approximately $0.9 million per month, which began in November 2000. The cost of this project totaled approximately $73.7 million. Of the remaining $22.0 million of capital expenditures during 2000, approximately $15.4 million of spending related to life-cycle replacements and upgrading current facilities, and approximately $6.6 million of spending related to other pipeline expansion projects and revenue-generating projects.

         The Partnership estimates that capital expenditures, excluding acquisitions, for 2001 will be approximately $72.6 million (which includes $2.9 million of capitalized interest). Approximately $43 million is expected to be used to expand the Partnership's capacity to support the receipt connection point at Beaumont, Texas, and delivery location at Creal Springs, Illinois, with Centennial. The timing of these expenditures is dependent on the FERC ruling on the abandonment filing by CMS Panhandle Pipe Line Company. Approximately one-half of the remaining expenditures are expected to be used in revenue-generating projects, with the remaining amount to be used for life-cycle replacements and upgrading current facilities.

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

         On May 11, 1999, the Partnership filed an application with the FERC requesting permission to charge market-based rates for substantially all refined products transportation tariffs. Along with its application for market-based rates, the Partnership filed a petition for waiver, pending the FERC's determination on its application for market-based rates, of the requirements that would otherwise have been imposed by the FERC's regulations requiring the Partnership to reduce its rates in conformity with the PPI Index. On June 30, 1999, FERC granted the waiver stating that it was temporary in nature and that the Partnership would be required to make refunds, with interest, of all amounts collected under rates in excess of the PPI Index ceiling level after July 1, 1999, if the Partnership's application for market-based rates were ultimately denied. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. As of December 31, 2000, the amount deferred for possible rate refund, including interest totaled approximately $2.3 million.

         On July 31, 2000, the FERC issued an order granting the Partnership market-based rates in certain markets and set for hearing the Partnership's application for market-based rates in the Little Rock, Arkansas; Shreveport-Arcadia, Louisiana; Cincinnati-Dayton, Ohio and Memphis, Tennessee, destination markets and the Shreveport, Louisiana, origin market. The FERC also directed the FERC trial staff to convene a conference to explore the facts and issues regarding the Western Gulf Coast origin market. After the matter was set for hearing, the Partnership and the protesting shippers entered into a settlement agreement resolving their respective differences. On January 9, 2001, the presiding Administrative Law Judge assigned to the hearing determined that the offer of settlement provided resolution of issues set for hearing in the Partnership pending case in a fair and reasonable manner and in the public interest and certified the offer of settlement and recommended it to the FERC for approval. The certification of the settlement is currently before the FERC. The Partnership believes that the Administrative Law Judge's decision in this matter will be upheld by the FERC.

         The settlement, if it is approved by FERC, will require the Partnership to withdraw the application for market-based rates to the Little Rock, Arkansas, destination market and the Arcadia, Louisiana, destination in the Shreveport-Arcadia, Louisiana, destination market. The Partnership also has agreed to recalculate rates to these destination markets to conform with the PPI Index from July 1, 1999 and make appropriate refunds. The refund obligation under the proposed settlement as of December 31, 2000 would be $0.8 million.

         Effective July 1, 1999, the Partnership established Settlement Rates with certain shippers of LPGs under which the rates in effect on June 30, 1999, would not be adjusted for a period of either two or three years. Other LPGs transportation tariff rates were reduced pursuant to the PPI Index (approximately 1.83%), effective July 1, 1999.

         In a 1995 decision involving an unrelated oil pipeline limited partnership, the FERC partially disallowed the inclusion of income taxes in that partnership's cost of service. In another FERC proceeding involving a different oil pipeline limited partnership, the FERC held that the oil pipeline limited partnership may not claim an income tax allowance for income attributable to non-corporate limited partners, both individuals and other entities. These FERC decisions do not affect the Partnership's current rates and rate structure because the Partnership does not use the cost of service methodology to support its rates. However, the FERC decisions might become relevant to the Partnership should it (i) elect in the future to use the cost-of-service methodology or (ii) be required to use such methodology to defend its indexed rates against a shipper protest alleging that an indexed rate increase substantially exceeds actual cost increases. Should such circumstances arise, there can be no assurance with respect to the effect of such precedents on the Partnership's rates in view of the uncertainties involved in this issue.

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

         The Clean Air Act also introduced the new concept of federal operating permits for major sources of air emissions. Under this program, one federal operating permit (a "Title V" permit) is issued. The permit acts as an umbrella that includes other federal, state and local preconstruction and/or operating permit provisions, emission standards, grandfathered rates, and record keeping, reporting, and monitoring requirements in a single document. The federal operating permit is the tool that the public and regulatory agencies use to review and enforce a site's compliance with all aspects of clean air regulation at the federal, state and local level. The Partnership has completed applications for all twelve facilities for which such regulations apply and has received the final permit for nine facilities.

      Risk Management Plans

         The Partnership is also subject to the Environmental Protection Agency's Risk Management Plan ("RMP") regulations at certain locations. This regulation is intended to work with the Occupational Safety and Health Act ("OSHA") Process Safety Management regulation (see "Safety Regulation" following) to minimize the offsite consequences of catastrophic releases. The regulation requires a regulated source, in excess of threshold quantities, develop and implement a risk management program that includes a five-year accident history, an offsite consequence analyses, a prevention program and an emergency response program. The General Partner believes the Partnership is in material compliance with the RMP regulations and that the operating expenses of the RMP regulations will not have a material adverse impact on the Partnership's financial position or results of operations.

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

      Other Environmental Proceedings

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.6 million at December 31, 2000, for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

         The Partnership received a compliance order from the Louisiana Department of Environmental Quality ("DEQ") during 1994 relative to potential environmental contamination at the Partnership's Arcadia, Louisiana, facility, which may be attributable to the operations of the Partnership and adjacent petroleum terminals of other companies. The Partnership and all adjacent terminals have been assigned to the Groundwater Division of DEQ, in which a consolidated plan will be developed. The Partnership has finalized a negotiated Compliance Order with DEQ that will allow the Partnership to continue with a remediation plan similar to the one previously agreed to by DEQ and implemented by the Company. In the opinion of the General Partner, the completion of the remediation program being proposed by the Partnership will not have a future material adverse impact on the Partnership.

SAFETY REGULATION

         The Partnership is subject to regulation by the United States Department of Transportation ("DOT") under the Accountable Pipeline and Safety Partnership Act of 1996, sometimes referred to as the Hazardous Liquid Pipeline Safety Act ("HLPSA"), and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of its pipeline facilities. HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to make certain reports and provide information as required by the Secretary of Transportation. The HLPSA is scheduled to be reauthorized in 2001. The Partnership does not expect the legislation changes to have a material impact on its financial condition, results of operations or liquidity.

         The Partnership is subject to the OPS regulation requiring qualification of pipeline personnel. The regulation requires pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities. The intent of this regulation is to ensure a qualified work force and to reduce the probability and consequence of incidents caused by human error. The regulation establishes qualification requirements for individuals performing covered tasks, and amends certain training requirements in existing regulations. A written qualification program must be completed by April 27, 2001, and individuals performing a covered task must be qualified by October 28, 2002.

         The Partnership is also subject to the OPS regulation for High Consequence Areas ("HCA"). This regulation specifies how to assess, evaluate, repair and validate the integrity of pipeline segments that could impact populated areas, areas unusually sensitive to environmental damage and commercially navigable waterways, in the event of a release. The pipeline segments that could impact HCA's must be identified by December 31, 2001. The regulation requires an integrity management program that utilizes internal pipeline inspection, pressure testing, or other equally effective means to assess the integrity of pipeline segments in HCA's. An integrity management program must be completed by March 31, 2002. The initial integrity tests in HCA's start with a seven-year cycle on March 31, 2001, with all subsequent inspections conducted on a five-year cycle. The program requires periodic review of pipeline segments in HCA's to ensure adequate preventative and mitigative measures exist. Through this program the Partnership will evaluate a range of threats to each pipeline segment's integrity by analyzing available information about the pipeline segment and consequences of a failure in a HCA. The regulation requires prompt action to address integrity issues raised by the assessment and analysis. The Partnership does not anticipate that implementation of these regulations will have a material adverse effect on the Partnership.

         The Partnership is also subject to the requirements of the federal OSHA and comparable state statutes. The Partnership believes it is in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures.

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

         The Partnership is subject to OSHA Process Safety Management ("PSM") regulations which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above the specified thresholds or any process which involves a flammable liquid or gas, as defined in the regulations, stored on-site in one location, in a quantity of 10,000 pounds or more. The Partnership utilizes certain covered processes and maintains storage of LPGs in pressurized tanks, caverns and wells, in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks below their normal boiling point without benefit of chilling or refrigeration are exempt. The Partnership believes it is in material compliance with the PSM regulations.

EMPLOYEES

         The Partnership does not have any employees, officers or directors. The General Partner is responsible for the management of the Partnership. As of December 31, 2000, the General Partner had 798 employees.

ITEM 3.  LEGAL PROCEEDINGS

TOXIC TORT LITIGATION - SEYMOUR, INDIANA

         In the fall of 1999 and on December 1, 2000, the Company and the Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, in Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the Company and Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et. al. In both cases plaintiffs contend, among other things, that the Company and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their Complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. The Company has filed an Answer to both complaints, denying the allegations, as well as various other motions. These cases are in the early stages of discovery and are not covered by insurance. The Company is defending itself vigorously against the lawsuits. The Partnership cannot estimate the loss, if any, associated with these pending lawsuits.

OTHER LITIGATION

         In addition to the litigation discussed above, the Partnership has been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. The General Partner believes that the outcome of such lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on the Partnership's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED PARTNERSHIP INTEREST MATTERS

         TEPPCO Partners, L.P. owns a 98.9899% interest as the sole limited partner interest and Texas Eastern Products Pipeline Company, LLC owns a 1.0101% general partner interest in the Partnership. There is no established public trading market for the Partnership ownership interests.

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

                                                                        YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------------------------
                                                        2000         1999        1998         1997         1996
                                                     ---------    ---------    ---------    ---------    ---------
                                                                            (IN THOUSANDS)
INCOME STATEMENT DATA:
   Operating revenues:
     Transportation -- refined products ..........   $ 119,331    $ 123,004    $ 119,854    $ 107,304    $  98,641
     Transportation -- LPGs ......................      73,896       67,701       60,902       79,371       80,219
     Mont Belvieu operations .....................      13,334       12,849       10,880       12,815       11,811
     Other .......................................      30,126       26,716       20,147       22,603       25,354
                                                     ---------    ---------    ---------    ---------    ---------
     Total operating revenues ....................     236,687      230,270      211,783      222,093      216,025
   Operating expenses ............................     118,945      113,768      107,102      106,771      105,182
   Depreciation and amortization .................      27,743       27,109       26,040       23,772       23,409
                                                     ---------    ---------    ---------    ---------    ---------
     Operating income ............................      89,999       89,393       78,641       91,550       87,434
   Interest expense -- net .......................     (30,573)     (29,212)     (28,982)     (32,229)     (33,534)
   Other income -- net ...........................       1,888        1,671        2,873        2,604        5,346
                                                     ---------    ---------    ---------    ---------    ---------
     Income before extraordinary item ............      61,314       61,852       52,532       61,925       59,246
   Extraordinary loss on debt extinguishment(1)...          --           --      (73,509)          --           --
                                                     ---------    ---------    ---------    ---------    ---------
     Net income (loss) ...........................   $  61,314    $  61,852    $ (20,977)   $  61,925    $  59,246
                                                     =========    =========    =========    =========    =========
BALANCE SHEET DATA (AT PERIOD END):
   Property, plant and equipment -- net ..........   $ 642,381    $ 611,695    $ 567,566    $ 567,681    $ 561,068
   Total assets ..................................     755,507      724,216      696,486      673,909      671,241
   Long-term debt (net of current maturities) ....     469,540      452,753      427,722      309,512      326,512
   Partners' capital .............................     234,915      228,229      228,140      306,060      293,274
CASH FLOW DATA:
   Net cash from operations ......................   $  93,450    $  89,803    $  83,915    $  83,604    $  86,121
   Capital expenditures ..........................     (56,516)     (69,322)     (22,710)     (32,931)     (51,264)
   Distributions .................................     (70,767)     (61,608)     (56,774)     (49,042)     (45,174)

----------
(1) Extraordinary item reflects the loss related to the early extinguishment of the First Mortgage Notes on January 27, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following information is provided to facilitate increased understanding of the 2000, 1999 and 1998 consolidated financial statements and accompanying notes of the Partnership included in the Index to Financial Statements on page F-1 of this report. Material period-to-period variances in the consolidated statements of income are discussed under "Results of Operations." The "Financial Condition and Liquidity" section analyzes cash flows and financial position. Discussion included in "Other Matters" addresses key trends, future plans and contingencies. Throughout these discussions, management addresses items that are reasonably likely to materially affect future liquidity or earnings.

         The Partnership is involved in the transportation, storage and terminaling of petroleum products and LPGs, intrastate transportation of petrochemicals and the fractionation of NGLs. Revenues are derived from the transportation of refined products and LPGs, the storage and short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas, complex, sale of product inventory and other ancillary services. Labor and electric power costs comprise the two largest operating expense items of the Partnership. Higher natural gas prices increase the cost of electricity used to power pump stations on the Pipeline System. Operations are somewhat seasonal with higher revenues generally realized during the first and fourth quarters of each year. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating.

RESULTS OF OPERATIONS

         For the year ended December 31, 2000, the Partnership reported net income of $61.3 million, compared with $61.9 million for the year ended December 31, 1999. The $0.6 million decrease in income resulted primarily from a $5.8 million increase in costs and expenses and a $1.4 million increase in interest expense (net of capitalized interest), partially offset by a $6.4 million increase in operating revenues.

         For the year ended December 31, 1999, the Partnership reported net income of $61.9 million, compared with a net loss of $21.0 million for year ended December 31, 1998. The net loss in 1998 included an extraordinary charge of $73.5 million for early extinguishment of debt. Excluding the extraordinary loss, net income would have been $52.5 million for the year ended December 31, 1998. The $9.4 million increase in income before the loss on debt extinguishment resulted primarily from a $18.5 million increase in operating revenues, partially offset by a $7.7 million increase in costs and expenses and a $1.2 million decrease in other income - net.

         Volume and average tariff information for 2000, 1999 and 1998 is presented below:

                                                                                           PERCENTAGE
                                                                                            INCREASE
                                                       YEARS ENDED DECEMBER 31,            (DECREASE)
                                              --------------------------------------    ---------------
                                                  2000         1999          1998        2000      1999
                                              -----------   -----------   -----------   -----     -----
                                             (IN THOUSANDS, EXCEPT TARIFF INFORMATION)
Volumes Delivered
    Refined products ......................       128,151       132,642       130,467      (3%)       2%
    LPGs ..................................        39,633        37,575        32,048       5%       17%
    Mont Belvieu operations ...............        27,159        28,535        25,072      (5%)      14%
                                              -----------   -----------   -----------   -----     -----
      Total ...............................       194,943       198,752       187,587      (2%)       6%
                                              ===========   ===========   ===========   =====     =====
Average Tariff per Barrel
    Refined products ......................   $      0.93   $      0.93   $      0.92      --         1%
    LPGs ..................................          1.86          1.80          1.90       3%       (5%)
    Mont Belvieu operations ...............          0.16          0.16          0.16      --        --
      Average system tariff per barrel ....   $      1.01   $      0.98   $      0.98       3%       --
                                              ===========   ===========   ===========   =====     =====

      2000 Compared to 1999

         Operating revenues for the year ended 2000 increased 3% to $236.7 million from $230.3 million for the year ended 1999. This $6.4 million increase resulted from a $6.2 million increase in LPGs transportation revenues, a $3.4 million increase in other operating revenues and a $0.5 million increase in revenues generated from Mont Belvieu operations. These increases were partially offset by a $3.7 million decrease in refined products transportation revenues.

         Refined products transportation revenues decreased $3.7 million for the year ended December 31, 2000, compared with the prior year, as a result of a 3% decrease in total refined products volumes delivered. Motor fuel volumes delivered decreased by 2.5 million barrels and distillate volumes delivered decreased by 1.8 million barrels due primarily to a local refinery expansion in the West Memphis market and unfavorable price differentials in the Midwest market area. Natural gasoline volumes delivered declined 1.3 million barrels due primarily to the expiration of a contract in late 1999 for deliveries to the Chicago area, along with unfavorable processing and blending economics in the Chicago market area. These decreases were primarily offset by a 1.2 million barrel increase in jet fuel volumes delivered due to continued strong demand in the Chicago market area and at the Cincinnati airport that is supplied by the Partnership. The Partnership deferred recognition of approximately $1.5 million of revenue during the year ended December 31, 2000, with respect to potential refund obligations for rates charged in excess of the PPI Index while its application for Market Based Rates is under review by FERC. See further discussion regarding Market Based Rates included in "Other Matters - Market and Regulatory Environment."

         LPGs transportation revenues increased $6.2 million for the year ended December 31, 2000, compared with the prior year, due to a 5% increase in volumes delivered and a 3% increase in the average LPGs tariff per barrel. Colder winter weather during the first and fourth quarters of 2000, coupled with lower customer storage levels contributed to a 1.2 million barrel increase in propane volumes delivered in the Northeast market area and a 0.9 million barrel increase in propane volumes delivered in the Midwest market area. Increased refinery demand in the Northeast market area resulted in a 0.2 million barrel increase in butane volumes delivered. The larger percentage of long-haul deliveries during 2000 resulted in a 3% increase in the average LPGs tariff per barrel.

         Revenues generated from Mont Belvieu operations increased $0.5 million for the year ended December 31, 2000, compared with the prior year, primarily due to increased brine handling fees and higher storage revenue.

         Other operating revenues increased $3.4 million during the year ended December 31, 2000, compared with 1999, primarily due to $1.8 million of deficiency revenue recognized in the fourth quarter of 2000 related to the beginning of a 20-year contract for petrochemical deliveries at Port Arthur, Texas, and a $0.5 million increase in gains on the sale of product inventory attributable to higher market prices in 2000. The additional increases resulted from increased refined products terminaling revenue and increased custody transfer services at Mont Belvieu facilities.

         Costs and expenses increased $5.8 million during the year ended December 31, 2000, compared with the prior year, due to a $2.9 million increase in operating, general and administrative expenses, a $2.3 million increase in operating fuel and power expense and a $0.6 million increase in depreciation and amortization charges. The increase in operating, general and administrative expenses was primarily attributable to $0.9 million of expense recognized in the first quarter of 2000 to write-off project evaluation costs, a $2.3 million increase in general and administrative supplies and services, a $1.5 million increase in legal services, a $1.0 million increase in pipeline operations and maintenance expenses, a $0.7 million increase in labor related expenses and a $0.3 million increase in product measurement losses. The write-off of project evaluation costs resulted from the announcement in March 2000 of the Partnership's abandonment of its plan to construct a pipeline from Beaumont, Texas, to Little Rock, Arkansas, in favor of participation in the Centennial joint venture. These increases in operating, general and administrative expenses were partially offset by a $3.9 million decrease in expenses associated with Year 2000 activities incurred in 1999. The increase in operating fuel and power expense from the prior year resulted primarily from higher fuel prices charged by electric utilities in 2000. Depreciation and amortization expense increased as a result of $0.3 million in depreciation expense related to the completion of the petrochemical pipelines and other capital additions placed in service throughout 2000.

         Interest expense increased $3.8 million during the year ended December 31, 2000, compared with 1999, as a result of borrowings under a term loan to finance construction of the petrochemical pipelines between Mont Belvieu and Port Arthur, Texas. Additionally, amortization of debt issue costs increased $0.8 million during the year ended December 31, 2000. The increase in interest expense was offset by increased interest capitalized of $2.4 million during the year ended December 31, 2000, as a result of higher balances associated with construction of the petrochemical pipelines.

         Other income - net increased $0.2 million during the year ended December 31, 2000, compared with the prior year, as a result of gains on the sale of right-of-way easements during the second quarter of 2000, coupled with increased interest income earned on cash investments in 2000.

      1999 Compared to 1998

         Operating revenues for the year ended 1999 increased 9% to $230.3 million from $211.8 million for the year ended 1998. This $18.5 million increase resulted from an $3.1 million increase in refined products transportation revenues, a $6.8 million increase in LPGs transportation revenues, a $2.0 million increase in revenues generated from Mont Belvieu operations and a $6.6 million increase in other operating revenues.

         Refined products transportation revenues increased $3.1 million for the year ended December 31, 1999, compared with the prior year, as a result of a 2% increase in total refined products volumes delivered and a 1% increase in the refined products average tariff per barrel. Strong economic demand coupled with lower refinery production resulted in a 3.1 million barrel increase in jet fuel volumes delivered and a 2.3 million barrel increase in distillate volumes delivered. Jet fuel volumes delivered also benefited as a result of new military supply agreements that became effective in the fourth quarter of 1998. These increases were partially offset by a 1.8 million barrel decrease in motor fuel volumes delivered due to unfavorable Midwest price differentials and reduced refinery production received into the Ark-La-Tex system and a 0.6 million barrel decrease in natural gasoline volumes delivered attributable to lower feedstock and blending demand. Additionally, MTBE volumes delivered decreased 0.9 million barrels as a result of the Partnership canceling its tariffs to Midwest destinations, effective July 1, 1999. This action was taken with the consent of MTBE shippers as a result of lower demand for MTBE transportation caused by changing blending economics, and resulted in increased pipeline capacity and tankage available for other products. The 1% increase in the refined products average tariff per barrel was primarily attributable to a higher percentage of long-haul distillate volumes delivered in the Midwest, partially offset by the 1.83% general tariff reduction pursuant to the PPI Index, effective July 1, 1999. The Partnership has deferred recognition of approximately $0.8 million of revenue in 1999, with respect to potential refund obligations for rates charged in excess of the PPI Index while its application for Market Based Rates is under review by FERC.

         LPGs transportation revenues increased $6.8 million for the year ended December 31, 1999, compared with the prior year, due to a 17% increase in volumes delivered, partially offset by a 5% decrease in the average LPGs tariff per barrel. Propane volumes delivered in the Northeast increased 14% from the prior year primarily due to colder winter weather during the first and fourth quarters of 1999. Propane deliveries in the Midwest market area and the upper Texas Gulf Coast increased 19% and 44%, respectively, from the prior year primarily due to increased petrochemical feedstock demand. The 5% decrease in the average LPGs tariff per barrel resulted from the larger percentage of short-haul barrels during 1999, coupled with the reduction in tariffs rates pursuant to the PPI Index, effective July 1, 1999.

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

         Costs and expenses increased $7.7 million during the year ended December 31, 1999, compared with the prior year, due to a $3.4 million increase in operating, general and administrative expenses, a $2.7 million increase in operating fuel and power expense, a $1.1 million increase in depreciation and amortization charges, and a $0.5 million increase in taxes - other than income. The increase in operating, general and administrative expenses was primarily attributable to a $2.8 million increase in expenses associated with Year 2000 activities; a $1.5 million increase in rental fees from higher volume through the connection from Colonial Pipeline at Beaumont; a $1.5 million increase in labor related expenses attributable to merit increases and increased incentive compensation accruals, partially offset by lower postretirement benefit accruals; and increased outside services for pipeline maintenance. These increases in operating, general and administrative expenses were partially offset by $3.4 million of expense recorded in 1998 to write down the book-value of product inventory to market-value, and lower product measurement losses. The increase in operating fuel and power expense from the prior year resulted from increased pipeline throughput. Depreciation and amortization expense increased as a result of amortization of the value assigned to the Fractionation Agreement beginning on March 31, 1998, and capital additions placed in service. The increase in taxes - other than income was primarily due to a higher property base in 1999 and credits recorded during 1998 for the over accrual of previous years' property taxes.

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

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the year ended December 31, 2000, totaled $93.5 million, comprised primarily of $89.1 million of income before charges for depreciation and amortization, and $4.4 million of cash provided by working capital changes. This compares with cash flows from operations of $89.8 million for the year ended 1999, which was comprised primarily of $89.0 million of income before charges for depreciation and amortization, and $0.8 million of cash provided by working capital changes. Net cash from operations for the year ended December 31, 1998 totaled $83.9 million, which was comprised of $78.6 million of income before extraordinary loss on early extinguishment of debt and charges for depreciation and amortization, and $5.3 million of cash provided from working capital changes. Net cash from operations includes interest payments of $29.0 million, $28.6 million and $26.2 million for each of the years ended 2000, 1999 and 1998, respectively.

         Capital expenditures by the Partnership totaled $56.5 million for the year ended December 31, 2000. This amount includes capitalized interest of $4.6 million. Approximately $29.9 million was used to complete construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. Cash flows used in investing activities also included $5.0 million of cash contributions for the Partnership's interest in the Centennial joint venture. Cash flows used in investing activities for the year ended December 31, 1999, included $69.3 million of capital expenditures, with $43.8 million used for construction of the three pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas mentioned above. Cash flows used in investing activities for the year ended December 31, 1998 included $40.0 million for the purchase price of the fractionation assets and related intangible assets and $22.7 million of capital expenditures, partially offset by $0.5 million received from the sale of non-carrier assets.

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

         The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations of the Partnership and will rank on a parity with all other unsecured and unsubordinated indebtedness of the Partnership. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit the Partnership's ability to incur additional indebtedness.

         On July 14, 2000, the Parent Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Parent Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to refinance existing credit facilities, other than the Senior Notes, and to finance the acquisition of assets from ARCO Pipe Line Company ("ARCO"), a wholly-owned subsidiary of Atlantic Richfield Company, for $322.6 million. The acquired assets are held through TCTM, L.P. (the "Crude Oil OLP"), a 98.9899% owned entity of the Parent Partnership. The term loan was repaid by the Parent Partnership on October 25, 2000. The revolving credit facility has a three year maturity. The interest rate is based on the Parent Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread in effect at the time of borrowings. The revolving credit facility contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners' capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios.

         At December 31, 2000, note payable, Parent Partnership represents an intercompany note payable of $79.8 million payable to the Parent Partnership to cover the debt service requirements for amounts paid on behalf of the Partnership. The note payable, Parent Partnership bears interest at a variable rate based in part on the effective yield of the Parent Partnership's credit facilities described above. The weighted average interest rate on the note payable, Parent Partnership at December 31, 2000, was 10.3%.

         The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion or as required by the terms of the Notes. Generally, distributions are made 98.9899% to the Parent Partnership and 1.0101% to the general partner. For the years ended December 31, 2000, 1999 and 1998, cash distributions totaled $70.8 million, $61.6 million and $56.8 million, respectively. The distribution increases reflect the Partnership's success in improving cash flow levels. On February 2, 2001, the Partnership paid a cash distribution of $19.5 million for the quarter ended December 31, 2000.

OTHER MATTERS

      Regulatory and Environmental

         The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes the operations of the Pipeline System are in material compliance with applicable environmental regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Pipeline System, could result in substantial costs and liabilities to the Partnership. The Partnership does not anticipate that changes in environmental laws and regulations will have a material adverse effect on its financial position, results of operations or cash flows in the near term.

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

The Partnership has accrued $0.6 million at December 31, 2000, for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

         The Partnership received a compliance order from the Louisiana Department of Environmental Quality ("DEQ") during 1994 relative to potential environmental contamination at the Partnership's Arcadia, Louisiana, facility, which may be attributable to the operations of the Partnership and adjacent petroleum terminals of other companies. The Partnership and all adjacent terminals have been assigned to the Groundwater Division of DEQ, in which a consolidated plan will be developed. The Partnership has finalized a negotiated Compliance Order with DEQ that will allow the Partnership to continue with a remediation plan similar to the one previously agreed to by DEQ and implemented by the Company. In the opinion of the General Partner, the completion of the remediation program being proposed by the Partnership will not have a future material adverse impact on the Partnership.

      Market and Regulatory Environment

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

         On May 11, 1999, the Partnership filed an application with the FERC requesting permission to charge market-based rates for substantially all refined products transportation tariffs. Along with its application for market-based rates, the Partnership filed a petition for waiver pending the FERC's determination on its application for market-based rates, of the requirements that would otherwise have been imposed by the FERC's regulations requiring the Partnership to reduce its rates in conformity with the PPI Index. On June 30, 1999, the FERC granted the waiver stating that it was temporary in nature and that the Partnership would be required to make refunds, with interest, of all amounts collected under rates in excess of the PPI Index ceiling level after July 1, 1999, if the Partnership's application for market-based rates was ultimately denied. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. On December 31, 2000, the amount deferred for possible rate refund, including interest totaled approximately $2.3 million.

         On July 31, 2000, the FERC issued an order granting the Partnership market-based rates in certain markets and set for hearing the Partnership's application for market-based rates in the Little Rock, Arkansas; Shreveport-Arcadia, Louisiana; Cincinnati-Dayton, Ohio; and Memphis, Tennessee, destination markets and the Shreveport, Louisiana, origin market. The FERC also directed the FERC trial staff to convene a conference to explore the facts and issues regarding the Western Gulf Coast origin market. After the matter was set for hearing, the Partnership and the protesting shippers entered into a settlement agreement resolving their respective differences. On January 9, 2001, the presiding Administrative Law Judge assigned to the hearing determined that the offer of settlement provided resolution of issues set for hearing in the Partnership pending case in a fair and reasonable manner and in the public interest and certified the offer of settlement and recommended it to the FERC for approval. The certification of the settlement is currently before the FERC. The Partnership believes that the Administrative Law Judge's decision in this matter will be upheld by the FERC.

         The settlement, if it is approved by FERC, will require the Partnership to withdraw the application for market-based rates to the Little Rock, Arkansas, destination market and the Arcadia, Louisiana, destination in the Shreveport-Arcadia, Louisiana, destination market. The Partnership also has agreed to recalculate rates to these destination markets to conform with the PPI Index from July 1, 1999, and make appropriate refunds. The refund obligation under the proposed settlement as of December 31, 2000, would be $0.8 million.

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

         Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. These statements establish accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative at its inception. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the statement of income, and requires the Partnership to formally document, designate and assess the effectiveness of the hedge transaction to receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Overall hedge effectiveness is measured at least quarterly. Any changes in the fair value of the derivative instrument resulting from hedge ineffectiveness, as defined by SFAS 133 and measured based on the cumulative changes in the fair value of the derivative instrument and the cumulative changes in the estimated future cash flows of the hedged item, are recognized immediately in earnings. The Partnership makes limited use of derivative instruments. The adoption of SFAS 133 and SFAS 138 had no material impact on the Partnership.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Partnership may be exposed to market risk through changes in commodity prices and interest rates as discussed below. The Partnership has no foreign exchange risks. Risk management policies have been established by the Risk Management Committee to monitor and control these market risks. The Risk Management Committee is comprised of senior executives of the Company.

         The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. For derivative contracts to qualify as a hedge, the price movements in the commodity derivative must be highly correlated with the underlying hedged commodity. Contracts that qualify as hedges and held for non-trading purposes are accounted for using the deferral method of accounting. Under this method, gains and losses are not recognized until the underlying physical transaction occurs. Deferred gains and losses related to such instruments are reported in the consolidated balance sheet as current assets or current liabilities. At December 31, 2000, there were no outstanding futures contracts.

         At December 31, 2000, the Partnership had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior

Notes"). At December 31, 2000 and 1999, the estimated fair value of the Senior Notes was approximately $385 million and $356 million, respectively.

         At December 31, 2000, note payable, Parent Partnership represents an intercompany note payable of $79.8 million payable to the Parent Partnership to cover the debt service requirements for amounts paid on behalf of the Partnership. The note payable, Parent Partnership bears interest at a variable rate based in part on the effective yield of the Parent Partnership's credit facilities described above. The weighted average interest rate on the note payable, Parent Partnership at December 31, 2000, was 10.3%. Utilizing the balance of this variable interest rate debt outstanding at December 31, 2000, and assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is approximately $0.8 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Partnership, together with the independent auditors' report thereon of KPMG LLP, begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership does not have directors or officers. All directors of the General Partner are elected annually by DEFS. All officers serve at the discretion of the directors. The information contained in Item 10 of the Parent Partnership Form 10-K is incorporated by reference in this report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Parent Partnership owns a 98.9899% interest as the sole limited partner interest and the General Partner owns a 1.0101% general partner interest in the Partnership. Information identifying security ownership of the Parent Partnership is contained in Item 12 of the Parent Partnership Form 10-K is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership is managed and controlled by the General Partner pursuant to the Partnership Agreement. Under the Partnership Agreement, the General Partner is reimbursed for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership. These expenses include salaries, fees and other compensation and benefit expenses of employees, officers and directors, insurance, other administrative or overhead expenses and all other expenses necessary or appropriate to conduct the Partnership's business. The costs allocated to the Partnership by the General Partner for administrative services and overhead totaled $0.8 million in 2000.

         During 1990, the Parent Partnership completed an initial public offering of 26,500,000 Units representing Limited Partner Interests ("Limited Partner Units") at $10 per Unit. In connection with the offering, Duke Energy received 2,500,000 Deferred Participation Interests ("DPIs") of the Parent Partnership. Effective April 1, 1994, the DPIs began participating in distributions of cash and allocations of profit and loss of the Parent Partnership.

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

         +10.2    Texas Eastern Products Pipeline Company 1997 Employee
                  Incentive Compensation Plan executed on July 14, 1997 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P.
                  (Commission File No. 1-10403) for the quarter ended September
                  30, 1997 and incorporated herein by reference).

          10.3    Agreement Regarding Environmental Indemnities and Certain
                  Assets (Filed as Exhibit 10.5 to Form 10-K of TEPPCO Partners,
                  L.P. (Commission File No. 1-10403) for the year ended December
                  31, 1990 and incorporated herein by reference).

         +10.4    Texas Eastern Products Pipeline Company Management Incentive
                  Compensation Plan executed on January 30, 1992 (Filed as
                  Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission
                  File No. 1-10403) for the quarter ended March 31, 1992 and incorporated herein by reference).

         +10.5    Texas Eastern Products Pipeline Company Long-Term Incentive
                  Compensation Plan executed on October 31, 1990 (Filed as
                  Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission
                  File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

         +10.6    Form of Amendment to Texas Eastern Products Pipeline Company
                  Long-Term Incentive Compensation Plan (Filed as Exhibit 10.7
                  to the Partnership's Form 10-K (Commission File No. 1-10403) for the year ended December 31, 1995 and incorporated herein by reference).

         +10.7    Duke Energy Corporation Executive Savings Plan (Filed as
                  Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission
                  File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

         +10.8    Duke Energy Corporation Executive Cash Balance Plan (Filed as
                  Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission
                  File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

         +10.9    Duke Energy Corporation Retirement Benefit Equalization Plan
                  (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P.
                  (Commission File No. 1-10403) for the year ended December 31,
                  1999 and incorporated herein by reference).

        +10.10    Employment Agreement with William L. Thacker, Jr. (Filed as
                  Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission
                  File No. 1-10403) for the quarter ended September 30, 1992 and incorporated herein by reference).

        +10.11    Texas Eastern Products Pipeline Company 1994 Long Term
                  Incentive Plan executed on March 8, 1994 (Filed as Exhibit
                  10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File
                  No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

        +10.12    Texas Eastern Products Pipeline Company 1994 Long Term
                  Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P.
                  (Commission File No. 1-10403) for the quarter ended June 30,
                  1999 and incorporated herein by reference).

         10.13    Asset Purchase Agreement between Duke Energy Field Services,
                  Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as
                  Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P.
                  (Commission File No. 1-10403) for the quarter ended March 31,
                  1998 and incorporated herein by reference).

        +10.14    Form of Employment Agreement between the Company and Ernest P.
                  Hagan, Thomas R. Harper, David L. Langley, Charles H. Leonard and James C. Ruth, dated December 1, 1998 (Filed as Exhibit
                  10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File
                  No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

         10.15    Agreement Between Owner and Contractor between TE Products
                  Pipeline Company, Limited Partnership and Eagleton Engineering
                  Company, dated February 4, 1999 (Filed as Exhibit 10.21 to
                  Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
                  1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

         10.16    Services and Transportation Agreement between TE Products
                  Pipeline Company, Limited Partnership and Fina Oil and
                  Chemical Company, BASF Corporation and BASF Fina Petrochemical
                  Limited Partnership, dated February 9, 1999 (Filed as Exhibit
                  10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File
                  No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

         10.17    Call Option Agreement, dated February 9, 1999 (Filed as
                  Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P.
                  (Commission File No. 1-10403) for the quarter ended March 31,
                  1999 and incorporated herein by reference).

         10.18 Credit Agreement between TEPPCO Partners, L.P., SunTrust Bank, and Certain Lenders, dated July 14, 2000 (Filed as Exhibit
                  10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File
                  No. 1-10403) for the quarter ended June 30, 2000 and incorporated herein by reference).

        +10.19    Texas Eastern Products Pipeline Company, LLC 2000 Long Term
                  Incentive Plan, Amendment and Restatement, Effective January
                  1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO
                  Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

        +10.20    TEPPCO Supplemental Benefit Plan, effective April 1, 2000
                  (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P.
                  (Commission File No. 1-10403) for the year ended December 31,
                  2000 and incorporated herein by reference).

           *24    Power of Attorney

----------
*  Filed herewith.

+  A management contract or compensation plan or arrangement.

(b)  Reports on Form 8-K filed during the quarter ended December 31, 2000:

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

                               TE Products Pipeline Company, Limited Partnership
                               -------------------------------------------------
                                                 (Registrant)
                                       (A Delaware Limited Partnership)

                                     By: Texas Eastern Products Pipeline
                                     Company, LLC, as General Partner

                                        By: /s/ WILLIAM L. THACKER
                                            ----------------------
                                              William L. Thacker,
                                     Chairman and Chief Executive Officer

                                        By: /s/ CHARLES H. LEONARD
                                            -----------------------
                                              Charles H. Leonard,
                                     Senior Vice President, Chief Financial
                                              Officer and Treasurer

Dated: March 21, 2001

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

               SIGNATURE                                             TITLE                                       DATE
               ---------                                             -----                                       ----
          WILLIAM L. THACKER                       Chairman of the Board and Chief Executive                March 21, 2001
----------------------------------------    Officer of Texas Eastern Products Pipeline Company, LLC
          William L. Thacker

          CHARLES H. LEONARD*                 Senior Vice President, Chief Financial Officer and            March 21, 2001
----------------------------------------   Treasurer of Texas Eastern Products Pipeline Company, LLC
          Charles H. Leonard                     (Principal Accounting and Financial Officer)


             JIM W. MOGG*                             Vice Chairman of the Board of Texas                   March 21, 2001
----------------------------------------            Eastern Products Pipeline Company, LLC
              Jim W. Mogg

            MARK A. BORER*                                 Director of Texas Eastern                        March 21, 2001
----------------------------------------                Products Pipeline Company, LLC
             Mark A. Borer

            MILTON CARROLL*                                Director of Texas Eastern                        March 21, 2001
----------------------------------------                Products Pipeline Company, LLC
            Milton Carroll

             CARL D. CLAY*                                 Director of Texas Eastern                        March 21, 2001
----------------------------------------                Products Pipeline Company, LLC
             Carl D. Clay

             DERRILL CODY*                                 Director of Texas Eastern                        March 21, 2001
----------------------------------------                Products Pipeline Company, LLC
             Derrill Cody

          JOHN P. DESBARRES*                               Director of Texas Eastern                        March 21, 2001
----------------------------------------                Products Pipeline Company, LLC
           John P. DesBarres

            FRED J. FOWLER*                                Director of Texas Eastern                        March 21, 2001
----------------------------------------                Products Pipeline Company, LLC
            Fred J. Fowler

         WILLIAM W. SLAUGHTER*                             Director of Texas Eastern                        March 21, 2001
----------------------------------------                Products Pipeline Company, LLC
         William W. Slaughter

* Signed on behalf of the Registrant and each of these persons:

By:        /s/ WILLIAM L. THACKER
    ------------------------------------
    (William L. Thacker, Attorney-in-Fact)

                        CONSOLIDATED FINANCIAL STATEMENTS
              OF TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                   PAGE
                                                                                                   ----
Independent Auditors' Report.....................................................................   F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999.....................................   F-3
Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998...........   F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.......   F-5
Consolidated Statements of Partners' Capital for the years ended December 31, 2000,
   1999 and 1998.................................................................................   F-6
Notes to Consolidated Financial Statements.......................................................   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Partners of

TE Products Pipeline Company, Limited Partnership:

         We have audited the accompanying consolidated balance sheets of TE Products Pipeline Company, Limited Partnership as of December 31, 2000 and 1999, and the related consolidated statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TE Products Pipeline Company, Limited Partnership as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                                KPMG LLP


Houston, Texas
January 18, 2001

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  DECEMBER 31,
                                                                               -------------------
                                                                                 2000       1999
                                                                               --------   --------
                                      ASSETS
Current assets:
  Cash and cash equivalents ................................................   $ 15,702   $ 23,267
  Accounts receivable, trade ...............................................     26,182     22,425
  Inventories ..............................................................      8,011      8,451
  Other ....................................................................      4,220      4,108
                                                                               --------   --------
        Total current assets ...............................................     54,115     58,251
                                                                               --------   --------
Property, plant and equipment, at cost (Net of accumulated depreciation
  and amortization of $237,858 and $214,044) ...............................    642,381    611,695
Intangible assets ..........................................................     33,014     34,926
Advances to limited partner ................................................      5,195      2,354
Other assets ...............................................................     20,802     16,990
                                                                               --------   --------
        Total assets .......................................................   $755,507   $724,216
                                                                               ========   ========

                         LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable and accrued liabilities .................................   $ 12,177   $  7,413
  Accounts payable, general partner ........................................      5,053      3,817
  Accrued interest .........................................................     13,947     13,265
  Other accrued taxes ......................................................      6,565      6,370
  Other ....................................................................      9,319      9,298
                                                                               --------   --------
        Total current liabilities ..........................................     47,061     40,163
                                                                               --------   --------
Senior Notes ...............................................................    389,783    389,753
Other long-term debt .......................................................         --     63,000
Note payable, Parent Partnership ...........................................     79,757         --
Other liabilities and deferred credits .....................................      3,991      3,071
Partners' capital:
  General partner's interest ...............................................      2,383      2,309
  Limited partner's interest ...............................................    232,532    225,920
                                                                               --------   --------
        Total partners' capital ............................................    234,915    228,229
                                                                               --------   --------
Commitments and contingencies

        Total liabilities and partners' capital ............................   $755,507   $724,216
                                                                               ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                             -----------------------------------
                                                                2000        1999         1998
                                                             ---------    ---------    ---------
Operating revenues:
  Transportation -- refined products .....................     119,331      123,004      119,854
  Transportation -- LPGs .................................      73,896       67,701       60,902
  Mont Belvieu operations ................................      13,334       12,849       10,880
  Other ..................................................      30,126       26,716       20,147
                                                             ---------    ---------    ---------
        Total operating revenues .........................     236,687      230,270      211,783
                                                             ---------    ---------    ---------

Costs and expenses:
  Operating, general and administrative ..................      77,041       74,124       70,695
  Operating fuel and power ...............................      32,200       29,864       27,131
  Depreciation and amortization ..........................      27,743       27,109       26,040
  Taxes -- other than income taxes .......................       9,704        9,780        9,276
                                                             ---------    ---------    ---------
        Total costs and expenses .........................     146,688      140,877      133,142
                                                             ---------    ---------    ---------
        Operating income .................................      89,999       89,393       78,641
Interest expense .........................................     (35,132)     (31,345)     (29,777)
Interest capitalized .....................................       4,559        2,133          795
Other income -- net ......................................       1,888        1,671        2,873
                                                             ---------    ---------    ---------
        Income before loss on debt extinguishment ........      61,314       61,852       52,532
Extraordinary loss on debt extinguishment ................          --           --      (73,509)
                                                             ---------    ---------    ---------
        Net income (loss) ................................   $  61,314    $  61,852    $ (20,977)
                                                             =========    =========    =========

          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                         2000         1999          1998
                                                                       ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss) ................................................   $  61,314    $  61,852    $ (20,977)
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation and amortization ..................................      27,743       27,109       26,040
    Extraordinary loss on early extinguishment of debt .............          --           --       73,509
    Gain on sale of property, plant and equipment ..................          --           --         (356)
    Equity in loss of affiliate ....................................         176          393          189
    Non cash portion of interest expense ...........................       1,028          310          270
    Decrease (increase) in accounts receivable .....................      (3,757)      (4,685)       2,086
    Decrease in inventories ........................................         440        4,941        1,799
    Decrease (increase) in other current assets ....................         415       (1,124)       2,664
    Increase in accounts payable and accrued expenses ..............       6,898        2,944          344
    Other ..........................................................        (807)      (1,937)      (1,653)
                                                                       ---------    ---------    ---------
         Net cash provided by operating activities .................      93,450       89,803       83,915
                                                                       ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from cash investments ...................................       3,475        6,275        3,105
  Purchases of cash investments ....................................      (2,000)      (3,235)        (748)
  Purchase of fractionator assets and related intangible assets ....          --           --      (40,000)
  Proceeds from the sale of property, plant and equipment ..........          --           --          525
  Investment in Centennial Pipeline ................................      (5,040)          --           --
  Capital expenditures .............................................     (56,516)     (69,322)     (22,710)
                                                                       ---------    ---------    ---------
         Net cash used in investing activities .....................     (60,081)     (66,282)     (59,828)
                                                                       ---------    ---------    ---------
Cash flows from financing activities:
  Principal payment, First Mortgage Notes ..........................          --           --     (326,512)
  Prepayment premium, First Mortgage Notes .........................          --           --      (70,093)
  Issuance of Senior Notes .........................................          --           --      389,694
  Debt issuance cost, Senior Notes .................................          --           --       (3,651)
  Issuance of term loan ............................................          --       25,000       38,000
  Proceeds from term loan ..........................................     115,377           --           --
  Repayment of term loan ...........................................     (99,027)          --           --
  Advances to limited partner ......................................      (2,841)        (369)      (1,989)
  Equity contribution - General Partner ............................         169           --           --
  Equity contribution - limited partner ............................      16,155           --           --
  Distributions ....................................................     (70,767)     (61,608)     (56,774)
                                                                       ---------    ---------    ---------
         Net cash used in financing activities .....................     (40,934)     (36,977)     (31,325)
                                                                       ---------    ---------    ---------
Net decrease in cash and cash equivalents ..........................      (7,565)     (13,456)      (7,238)
Cash and cash equivalents at beginning of period ...................      23,267       36,723       43,961
                                                                       ---------    ---------    ---------
Cash and cash equivalents at end of period .........................   $  15,702    $  23,267    $  36,723
                                                                       =========    =========    =========
Supplemental disclosure of cash flows:
   Interest paid during the year (net of capitalized interest) .....   $  28,952    $  28,573    $  26,179


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                         GENERAL      LIMITED
                                                        PARTNER'S    PARTNER'S
                                                         INTEREST     INTEREST      TOTAL
                                                        ---------    ---------    ---------
Partners' capital at December 31, 1997 ..............       3,093      302,967      306,060
  1998 net loss allocation ..........................        (213)     (20,764)     (20,977)
  1998 cash distributions ...........................        (574)     (56,200)     (56,774)
  Option exercises, net of Unit repurchases .........          --         (169)        (169)
                                                        ---------    ---------    ---------
Partners' capital at December 31, 1998 ..............       2,306      225,834      228,140
  1999 net income allocation ........................         625       61,227       61,852
  1999 cash distributions ...........................        (622)     (60,986)     (61,608)
  Option exercises, net of Unit repurchases .........          --         (155)        (155)
                                                        ---------    ---------    ---------
Partners' capital at December 31, 1999 ..............       2,309      225,920      228,229
  2000 net income allocation ........................         619       60,695       61,314
  2000 cash distributions ...........................        (714)     (70,053)     (70,767)
  Capital contributions .............................         169       16,155       16,324
  Option exercises, net of Unit repurchases .........          --         (185)        (185)
                                                        ---------    ---------    ---------
Partners' capital at December 31, 2000 ..............   $   2,383    $ 232,532    $ 234,915
                                                        =========    =========    =========


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  PARTNERSHIP ORGANIZATION

         TE Products Pipeline Company, Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. (the "Parent Partnership") owns a 98.9899% interest as the sole limited partner. On March 31, 2000, Texas Eastern Products Pipeline Company, a Delaware corporation and general partner of the Partnership, was converted into Texas Eastern Products Pipeline Company, LLC (the "Company" or General Partner"), a Delaware limited liability company. Additionally on March 31, 2000, Duke Energy Corporation ("Duke Energy"), contributed its ownership of the General Partner to Duke Energy Field Services, LP ("DEFS"). DEFS is a joint venture between Duke Energy and Phillips Petroleum Company. Duke Energy holds a majority interest in DEFS.

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

         At formation, the Parent Partnership completed an initial public offering of 26,500,000 Units representing Limited Partner Interests ("Limited Partner Units") at $10 per Unit. In connection with the offering, Duke Energy received 2,500,000 Deferred Participation Interests ("DPIs") of the Parent Partnership. Effective April 1, 1994, the DPIs began participating in distributions of cash and allocations of profit and loss of the Parent Partnership.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The financial statements include the accounts of the Partnership and TEPPCO Colorado, LLC ("TEPPCO Colorado") on a consolidated basis. All significant intercompany items have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to current presentation.

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

ENVIRONMENTAL EXPENDITURES

         The Partnership accrues for environmental costs that relate to existing conditions caused by past operations. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. The Partnership's accrued undiscounted environmental liabilities are monitored on a regular basis by management. Liabilities for environmental costs at a specific site are initially recorded when the Partnership's liability for

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP such costs, including direct internal and legal costs, is probable and a reasonable estimate of the associated costs can be made. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of the Partnership's ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation alternatives available and the evolving nature of environmental laws and regulations.

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

REVENUE RECOGNITION

         Substantially all revenues of the Partnership are derived from interstate transportation, storage and terminaling of petroleum products; short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas complex; intrastate transportation of petrochemicals; fractionation of natural gas liquids; and other ancillary services. Transportation revenues are recognized as products are delivered to customers. Storage revenues are recognized upon receipt of products into storage and upon performance of storage services. Terminaling revenues are recognized as products are out-loaded. Revenues from the sale of product inventory are recognized when the products are sold. Fractionation revenues are recognized ratably over the contract year as products are transferred to DEFS.

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

         The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. For derivative contracts to qualify as a hedge, the price movements in the commodity derivative must be highly correlated with the underlying hedged commodity. Contracts that qualify as hedges and held for non-trading purposes are accounted for using the deferral method of accounting. Under this method, gains and losses are not recognized until the underlying physical transaction occurs. Deferred gains and losses related to such instruments are reported in the consolidated balance sheet as current assets or current liabilities. At December 31, 2000, there were no outstanding futures contracts.

PROPERTY, PLANT AND EQUIPMENT

         Additions to property, plant and equipment, including major replacements or betterments, are recorded at cost. Replacements and renewals of minor items of property are charged to maintenance expense. Depreciation expense is computed on the straight-line method using rates based upon expected

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP useful lives of various classes of assets (ranging from 2% to 20% per annum). Upon sale or retirement of properties regulated by the FERC, cost less salvage is normally charged to accumulated depreciation, and no gain or loss is recognized.

CAPITALIZATION OF INTEREST

         The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The rate used to capitalize interest on borrowed funds was 7.45%, 7.01% and 7.02% for 2000, 1999 and 1998, respectively.

INCOME TAXES

         The Partnership is a limited partnership. As a result, the Partnership's income or loss for federal income tax purposes is included in the tax return of the partners, and may vary substantially from income or loss reported for financial reporting purposes. Accordingly, no recognition has been given to federal income taxes for the Partnership's operations. At December 31, 2000 and 1999, the Partnership's reported amount of net assets for financial reporting purposes exceeded its tax basis by approximately $236 million and $232 million, respectively.

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

COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires certain items such as foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments to be reported in a financial statement. For the years ended December 31, 2000, 1999, and 1998, the Partnership's comprehensive income (loss) equaled its reported net income (loss).

NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. These statements establish accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative at its inception.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the statement of income, and requires the Partnership to formally document, designate and assess the effectiveness of the hedge transaction to receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Overall hedge effectiveness is measured at least quarterly. Any changes in the fair value of the derivative instrument resulting from hedge ineffectiveness, as defined by SFAS 133 and measured based on the cumulative changes in the fair value of the derivative instrument and the cumulative changes in the estimated future cash flows of the hedged item, are recognized immediately in earnings. The Partnership makes limited use of derivative instruments. The adoption of SFAS 133 and SFAS 138 had no material impact on the Partnership.

NOTE 3.  RELATED PARTY TRANSACTIONS

         The Partnership has no employees and is managed by the Company. Pursuant to the Partnership Agreement, the Company is entitled to reimbursement of all direct and indirect expenses related to business activities of the Partnership (see Note 1).

         For 2000, 1999 and 1998, direct expenses incurred by the general partner in the amount of $39.6 million, $38.8 million and $37.4 million, respectively, were charged to the Partnership. Substantially all such costs related to payroll and payroll related expenses, which included $2.1 million, $1.5 million and $1.0 million of expense for incentive compensation plans for each of the years ended 2000, 1999 and 1998, respectively.

         For 2000, 1999 and 1998, expenses for administrative service and overhead allocated to the Partnership by the general partner (including Duke Energy and its affiliates) amounted to $0.8 million, $1.8 million and $2.5 million, respectively. Such costs incurred by the general partner included general and administrative costs related to business activities of the Partnership.

         Effective with the purchase of the fractionation facilities on March 31, 1998, TEPPCO Colorado, a wholly owned subsidiary of the Partnership, and DEFS entered into a twenty-year Fractionation Agreement, under which TEPPCO Colorado receives a variable fee for all fractionated volumes delivered to DEFS. Revenues recognized from the Fractionation Agreement totaled $7.5 million and $7.3 million for the years ended December 31, 2000 and 1999, respectively, and $5.5 million from April 1, 1998 through December 31, 1998. TEPPCO Colorado and DEFS also entered into a Operation and Maintenance Agreement, whereby DEFS operates and maintains the fractionation facilities. For these services, TEPPCO Colorado pays DEFS a set volumetric rate for all fractionated volumes delivered to DEFS. Expenses related to the Operation and Maintenance Agreement totaled $0.9 million and $0.8 million for the years ended December 31, 2000 and 1999, respectively, and $0.7 million from April 1, 1998 through December 31, 1998. See also Note 7 for indebtedness to the Parent Partnership.

NOTE 4.  EQUITY INVESTMENTS

         In August 2000, the Parent Partnership announced the execution of definitive agreements with CMS Energy Corporation and Marathon Ashland Petroleum LLC to form Centennial Pipeline, LLC ("Centennial"). Centennial will own and operate an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each participant will own a one-third interest in Centennial. During 2000, the Partnership contributed approximately $5.0 million for its investment in Centennial. Such amount is included as a component of other assets balance at December 31, 2000.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTE 5.  INVENTORIES

         Inventories are valued at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows:

                                DECEMBER 31,
                              ---------------
                               2000     1999
                              ------   ------
                               (IN THOUSANDS)
Gasolines .................   $3,795   $3,270
Propane ...................       --      223
Butanes ...................      267      605
Fuel oil ..................       82      386
Other products ............      555      613
Materials and supplies ....    3,312    3,354
                              ------   ------
           Total ..........   $8,011   $8,451
                              ======   ======

         The costs of inventories did not exceed market values at December 31, 2000 and 1999.

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

         Major categories of property, plant and equipment were as follows:

                                                                DECEMBER 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Land and right of way ....................................   $ 33,838   $ 33,589
Line pipe and fittings ...................................    526,431    447,830
Storage tanks ............................................    102,343     99,975
Buildings and improvements ...............................      7,652      7,230
Machinery and equipment ..................................    161,697    154,573
Construction work in progress ............................     48,278     82,542
                                                             --------   --------
       Total property, plant and equipment ...............   $880,239   $825,739
       Less accumulated depreciation and amortization ....    237,858    214,044
                                                             --------   --------
          Net property, plant and equipment ..............   $642,381   $611,695
                                                             ========   ========

         Depreciation and amortization expense on property, plant and equipment was $25.8 million, $25.2 million and $24.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

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

         The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations of the Partnership and will rank on a parity with all other unsecured and unsubordinated indebtedness of the Partnership. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit the Partnership's ability to incur additional indebtedness.

         At December 31, 2000 and 1999, the estimated fair value of the Senior Notes was approximately $385 million and $356 million, respectively. Market prices for recent transactions and rates currently available to the Partnership for debt with similar terms and maturities were used to estimate fair value.

OTHER LONG TERM DEBT

         In connection with the purchase of the fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado received a $38 million bank loan. The interest rate on this loan was 6.53%, which was payable quarterly. The original maturity date was April 21, 2001. This loan was refinanced by the Partnership on July 21, 2000, through the credit facility discussed below.

         On May 17, 1999, the Partnership entered into a five-year $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. This loan was refinanced by the Partnership on July 21, 2000, through the credit facility discussed below.

         On May 17, 1999, the Partnership entered into a five-year $25 million revolving credit agreement. The credit facility was terminated in connection with the refinancing on July 21, 2000 discussed below. The Partnership did not make any borrowings under this revolving credit facility.

         On July 14, 2000, the Parent Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Parent Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to refinance existing credit facilities, other than the Senior Notes, and to finance the acquisition of assets from ARCO Pipe Line Company ("ARCO"), a wholly-owned subsidiary of Atlantic Richfield Company, for $322.6 million. The acquired assets are held through TCTM, L.P. (the "Crude Oil OLP"), a 98.9899% owned entity of the Parent Partnership. The term loan was repaid by the Parent Partnership on October 25, 2000. The revolving credit facility has a three year maturity. The interest rate is based on the Parent Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread in effect at the time of borrowings. The revolving credit facility contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners' capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

         At December 31, 2000, note payable, Parent Partnership represents an intercompany note payable of $79.8 million payable to the Parent Partnership to cover the debt service requirements for amounts paid on behalf of the Partnership. The note payable, Parent Partnership bears interest at a variable rate based in part on the effective yield of the Parent Partnership's credit facilities described above. The weighted average interest rate on the note payable, Parent Partnership at December 31, 2000, was 10.3%. At December 31, 2000, accrued interest includes $1.4 million due the Parent Partnership. For 2000, interest costs incurred on the note payable, Parent Partnership totaled $3.9 million. At December 31, 2000, the carrying value of the note payable, Parent Partnership approximated its fair value.

NOTE 8.  CONCENTRATIONS OF CREDIT RISK

         The Partnership's primary market areas are located in the Northeast, Midwest and Southwest regions of the United States. The Partnership has a concentration of trade receivable balances due from major integrated oil companies, independent oil companies and other pipelines and wholesalers. These concentrations of customers may affect the Partnership's overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. The Partnership's customers' historical and future credit positions are thoroughly analyzed prior to extending credit. The Partnership manages its exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments and guarantees. During 2000, billings to Marathon Ashland Petroleum, LLC, a major integrated oil company, accounted for approximately 10% of the Partnership's revenues.

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

         For the years ended December 31, 2000, 1999 and 1998, cash distributions totaled $70.8 million, $61.6 million and $56.8 million, respectively. The distribution increases reflect the Partnership's success in improving cash flow levels. On February 2, 2001, the Partnership paid a cash distribution of $19.5 million for the quarter ended December 31, 2000.

NOTE 10. UNIT OPTION PLAN

         During 1994, the Company adopted the Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan ("1994 LTIP"). The 1994 LTIP provides key employees with an incentive award whereby a participant is granted an option to purchase Limited Partner Units together with a stipulated number of Performance Units. Under the provisions of the 1994 LTIP, no more than one million options and two million Performance Units may be granted. Each Performance Unit creates a credit to a participant's Performance Unit account when earnings of the Parent Partnership exceed a threshold. When earnings of the Parent Partnership for a calendar year (exclusive of certain special items) exceed the threshold, the excess amount is credited to the participant's Performance Unit account. The balance in the account may be used to exercise Limited Partner Unit options granted in connection with the Performance Units or may be withdrawn two years after the underlying options expire, usually 10 years from the date of grant. Under the agreement for such Limited Partner Unit options, the options become exercisable in equal installments over periods of one, two, and three years from the date of the grant. Options may also be

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP exercised by normal means once vesting requirements are met. A summary of Performance Units and Limited Partner Unit options granted under the terms of the 1994 LTIP is presented below:

                                                   PERFORMANCE    EARNINGS     EXPIRATION
                                                      UNITS       THRESHOLD      YEAR
                                                   -----------    ---------    ----------
Performance Unit Grants:
  1994.......................................         80,000        $ 1.00        2006
  1995 ......................................         70,000        $ 1.25        2007
  1997.......................................         11,000        $1.875        2009

                                                     OPTIONS        OPTIONS          EXERCISE
                                                   OUTSTANDING    EXERCISABLE          RANGE
                                                   ------------   -----------     ---------------
Limited Partner Unit Options:
 Outstanding at December 31, 1997............          92,528        58,098       $13.81 - $14.34
    Granted..................................         111,000            --                $25.69
    Became exercisable.......................              --        26,993       $13.81 - $21.66
    Exercised................................         (12,732)      (12,732)      $13.81 - $14.34
                                                     --------      --------
 Outstanding at December 31, 1998............         190,796        72,359       $13.81 - $21.66
    Granted..................................         162,000            --                $25.25
    Became exercisable.......................              --        40,737       $21.66 - $25.69
    Exercised................................         (14,000)      (14,000)      $13.81 - $14.34
                                                     --------      --------
 Outstanding at December 31, 1999............         338,796        99,096       $13.81 - $25.69
    Forfeited................................         (28,000)       (4,000)      $25.25 - $25.69
    Became exercisable.......................              --        85,365       $21.66 - $25.69
    Exercised................................         (19,932)      (19,932)      $13.81 - $14.34
                                                     --------      --------
 Outstanding at December 31, 2000............         290,864       160,529       $13.81 - $25.69
                                                     ========      ========


         As discussed in Note 2, the Partnership uses the intrinsic value method for recognizing stock-based compensation expense. The exercise price of all options awarded under the 1994 LTIP equaled the market price of the Limited Partner Units on the date of grant. Accordingly, no compensation was recognized at the date of grant. Had compensation expense been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," compensation expense related to option grants would have totaled $93,771, $226,152 and $202,634 during 1998, 1999 and 2000, respectively. The disclosures as required by SFAS 123 are not representative of the effects on proforma net income for future years as options vest over several years and additional awards may be granted in subsequent years.

         For purposes of determining compensation costs using the provisions of SFAS 123, the fair value of 1999 and 1998 option grants were determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options were:

                                1999       1998
                               -------    -------
Risk-free interest rate ....       4.7%       5.5%
Dividend yield .............       7.6%       7.8%
Unit price volatility ......        23%        18%
Expected option lives ......   6 years    6 years

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTE 11. LEASES

         The Partnership utilizes leased assets in several areas of its operations. Total rental expense during 2000, 1999 and 1998 was $6.3 million, $6.0 million and $4.4 million, respectively. The minimum rental payments under the Partnership's various operating leases for the years 2001 through 2005 are $5.1 million, $4.7 million, $4.4 million, $4.1 million and $3.8 million, respectively. Thereafter, payments aggregate $3.9 million through 2007.


NOTE 12. EMPLOYEE BENEFITS

RETIREMENT PLANS

         Prior to the transfer of the General Partner interest from Duke Energy to DEFS on April 1, 2000, the Company's employees participated in the Duke Energy Retirement Cash Balance Plan, which is a noncontributory, trustee-administered pension plan. Effective January 1, 1999 the benefit formula for all eligible employees was a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit based upon pay credits and current interest credits. The pay credits are based on a participant's salary, age, and service. Prior to January 1, 1999, the benefit formula for all eligible employees was a final average pay formula. In addition, certain executive officers participated in the Duke Energy Executive Cash Balance Plan, which is a noncontributory, nonqualified, defined benefit retirement plan. The Duke Energy Executive Cash Balance Plan was established to restore benefit reductions caused by the maximum benefit limitations that apply to qualified plans.

         Effective April 1, 2000, the Company adopted the TEPPCO Retirement Cash Balance Plan ("Retirement Cash Balance Plan") and the TEPPCO Supplemental Benefit Plan ("Supplemental Benefit Plan"). The benefits and provisions of these plans are substantially identical to the Duke Energy Retirement Cash Balance Plan and the Duke Energy Executive Cash Balance Plan previously in effect prior to April 1, 2000.

         The components of net pension benefits costs for the years ended December 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                         2000       1999       1998
                                                        -------    -------    -------
Service cost benefit earned during the year .........   $ 1,630    $ 1,408    $ 1,699
Interest cost on projected benefit obligation .......       764      2,622      2,041
Expected return on plan assets ......................      (640)    (2,170)    (1,555)
Amortization of prior service cost ..................        --         --        (27)
Amortization of net transition (asset) liability ....         4         17         (5)
Recognized net actuarial loss .......................        --        286         --
Settlement gain .....................................        --         --       (554)
                                                        -------    -------    -------
    Net pension benefits costs ......................   $ 1,758    $ 2,163    $ 1,599
                                                        =======    =======    =======

         The assumptions affecting pension expense include:

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                                                        2000    1999    1998
                                                        ----    ----    ----
Discount rate .......................................   7.50%   7.50%   6.75%
Salary increase .....................................   4.50%   4.50%   4.67%
Expected long-term rate of return on plan assets ....   9.25%   9.25%   9.25%

         Duke Energy also sponsors an employee savings plan which covers substantially all employees. Plan contributions on behalf of the Company of $1.6 million, $1.6 million and $1.4 million were expensed in 2000, 1999 and 1998, respectively.

OTHER POSTRETIREMENT BENEFITS

         Prior to April 1, 2000, the Company's employees were provided with certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees became eligible for these benefits if they had met certain age and service requirements at retirement, as defined in the plans. As part of the change in ownership, the Company is no longer responsible for the liability associated with these plans.

                                                                       2000       1999       1998
                                                                      -------    -------    -------
Service cost benefit earned during the year .......................   $    39    $   172    $   439
Interest cost on accumulated postretirement benefit obligation ....       134        500        796
Expected return on plan assets ....................................       (85)      (299)      (240)
Amortization of prior service cost ................................       (96)      (384)         3
Amortization of net transition liability ..........................        54        217        202
Recognized net actuarial loss .....................................        --         --        173
                                                                      -------    -------    -------
     Net postretirement benefits costs ............................   $    46    $   206    $ 1,373
                                                                      =======    =======    =======

The assumptions affecting postretirement benefits expense include:

                                                           2000     1999     1998
                                                          ------   ------   ------

Discount rate .........................................    7.50%    7.50%    6.75%
Salary increase .......................................    4.50%    4.50%    4.67%
Expected long-term rate of return on 401(h) assets ....    9.25%    9.25%    9.25%
Expected long-term rate of return on RLR assets .......    6.75%    6.75%    6.75%
Expected long-term rate of return on VEBA assets ......    9.25%    9.25%    9.25%
Assumed tax rate ......................................   39.60%   39.60%   39.60%

NOTE 13.  CONTINGENCIES


TOXIC TORT LITIGATION - SEYMOUR, INDIANA

         In the fall of 1999 and on December 1, 2000, the Company and the Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, in Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the Company and Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et. al. In both cases plaintiffs contend, among other things, that the Company and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their Complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. The Company has filed an Answer to both complaints, denying the allegations, as well as various other motions. These cases are in the early stages of discovery and are not covered by insurance. The Company is defending itself vigorously against the lawsuits. The Partnership cannot estimate the loss, if any, associated with these pending lawsuits.

         The Partnership is involved in various other claims and legal proceedings incidental to its business. In the opinion of management, these claims and legal proceedings will not have a material adverse effect on the Partnership's consolidated financial position, results of operations or cash flows.

         The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes its operations are in material compliance with applicable environmental regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the pipeline system, could result in substantial costs and liabilities to the Partnership. The Partnership does not anticipate that changes in environmental laws and regulations will have a material adverse effect on its financial position, results of operations or cash flows in the near term.

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.6 million at December 31, 2000 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

         On May 11, 1999, the Partnership filed an application with the FERC requesting permission to charge market-based rates for substantially all refined products transportation tariffs. Along with its application for market-based rates, the Partnership filed a petition for waiver pending the FERC's determination on its application for market-based rates, of the requirements that would otherwise have been imposed by the FERC's regulations requiring the Partnership to reduce its rates in conformity with the PPI Index. On June 30, 1999, the FERC granted the waiver stating that it was temporary in nature and that the Partnership would be required to make refunds, with interest, of all amounts collected under rates in excess of the PPI Index ceiling level after July 1, 1999, if the Partnership's application for market-based rates was ultimately denied. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. On December 31, 2000, the amount deferred for possible rate refund, including interest totaled approximately $2.3 million.

         On July 31, 2000, the FERC issued an order granting the Partnership market-based rates in certain markets and set for hearing the Partnership's application for market-based rates in the Little Rock, Arkansas; Shreveport-Arcadia, Louisiana; Cincinnati-Dayton, Ohio and Memphis, Tennessee destination markets and the Shreveport, Louisiana origin market. The FERC also directed the FERC trial staff to convene a conference to explore the facts and issues regarding the Western Gulf Coast origin market. After the matter was set for hearing, the Partnership and the protesting shippers entered into a settlement agreement resolving their respective differences. On January 9, 2001, the presiding Administrative Law Judge assigned to the hearing determined that the offer of settlement provided resolution of issues set for hearing in the Partnership pending case in a fair and reasonable manner and in the public interest and certified the offer of settlement and recommended it to the FERC for approval. The certification of the settlement is currently before the FERC. The Partnership believes that the Administrative Law Judge's decision in this matter will be upheld by the FERC.

         The settlement, if it is approved by FERC, will require the Partnership to withdraw the application for market-based rates to the Little Rock, Arkansas destination market and the Arcadia, Louisiana destination in the Shreveport-Arcadia, Louisiana destination market. The Partnership also has agreed to recalculate rates to these destination markets to conform with the PPI Index from July 1, 1999 and make appropriate refunds. The refund obligation under the proposed settlement as of December 31, 2000 would be $0.8 million.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At December 31, 2000, the Partnership had approximately 13.2 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTE 14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                           FIRST    SECOND     THIRD    FOURTH
                          QUARTER   QUARTER   QUARTER   QUARTER
                          -------   -------   -------   -------
                         (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
2000
Operating revenues ....   $63,778   $54,288   $53,110   $65,511
Operating income ......    28,338    17,199    16,707    27,755
Net income ............   $21,640   $10,713   $ 9,219   $19,742

1999
Operating revenues ....   $61,150   $54,225   $53,647   $61,248
Operating income ......    28,198    18,601    17,203    25,391
Net income ............   $21,206   $11,689   $10,263   $18,694

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER                      DESCRIPTION
        -------                     -----------
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

         +10.2    Texas Eastern Products Pipeline Company 1997 Employee
                  Incentive Compensation Plan executed on July 14, 1997 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P.
                  (Commission File No. 1-10403) for the quarter ended September
                  30, 1997 and incorporated herein by reference).

          10.3    Agreement Regarding Environmental Indemnities and Certain
                  Assets (Filed as Exhibit 10.5 to Form 10-K of TEPPCO Partners,
                  L.P. (Commission File No. 1-10403) for the year ended December
                  31, 1990 and incorporated herein by reference).

         +10.4    Texas Eastern Products Pipeline Company Management Incentive
                  Compensation Plan executed on January 30, 1992 (Filed as
                  Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission
                  File No. 1-10403) for the quarter ended March 31, 1992 and incorporated herein by reference).

         +10.5    Texas Eastern Products Pipeline Company Long-Term Incentive
                  Compensation Plan executed on October 31, 1990 (Filed as
                  Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission
                  File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

         +10.6    Form of Amendment to Texas Eastern Products Pipeline Company
                  Long-Term Incentive Compensation Plan (Filed as Exhibit 10.7
                  to the Partnership's Form 10-K (Commission File No. 1-10403) for the year ended December 31, 1995 and incorporated herein by reference).

         +10.7    Duke Energy Corporation Executive Savings Plan (Filed as
                  Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission
                  File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

         +10.8    Duke Energy Corporation Executive Cash Balance Plan (Filed as
                  Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission
                  File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

         +10.9    Duke Energy Corporation Retirement Benefit Equalization Plan
                  (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P.
                  (Commission File No. 1-10403) for the year ended December 31,
                  1999 and incorporated herein by reference).

        +10.10    Employment Agreement with William L. Thacker, Jr. (Filed as
                  Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission
                  File No. 1-10403) for the quarter ended September 30, 1992 and incorporated herein by reference).

        +10.11    Texas Eastern Products Pipeline Company 1994 Long Term
                  Incentive Plan executed on March 8, 1994 (Filed as Exhibit
                  10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File
                  No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

        +10.12    Texas Eastern Products Pipeline Company 1994 Long Term
                  Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P.
                  (Commission File No. 1-10403) for the quarter ended June 30,
                  1999 and incorporated herein by reference).

         10.13    Asset Purchase Agreement between Duke Energy Field Services,
                  Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as
                  Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P.
                  (Commission File No. 1-10403) for the quarter ended March 31,
                  1998 and incorporated herein by reference).

        +10.14    Form of Employment Agreement between the Company and Ernest P.
                  Hagan, Thomas R. Harper, David L. Langley, Charles H. Leonard and James C. Ruth, dated December 1, 1998 (Filed as Exhibit
                  10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File
                  No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

         10.15    Agreement Between Owner and Contractor between TE Products
                  Pipeline Company, Limited Partnership and Eagleton Engineering
                  Company, dated February 4, 1999 (Filed as Exhibit 10.21 to
                  Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
                  1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

         10.16    Services and Transportation Agreement between TE Products
                  Pipeline Company, Limited Partnership and Fina Oil and
                  Chemical Company, BASF Corporation and BASF Fina Petrochemical
                  Limited Partnership, dated February 9, 1999 (Filed as Exhibit
                  10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File
                  No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

         10.17    Call Option Agreement, dated February 9, 1999 (Filed as
                  Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P.
                  (Commission File No. 1-10403) for the quarter ended March 31,
                  1999 and incorporated herein by reference).

         10.18 Credit Agreement between TEPPCO Partners, L.P., SunTrust Bank, and Certain Lenders, dated July 14, 2000 (Filed as Exhibit
                  10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File
                  No. 1-10403) for the quarter ended June 30, 2000 and incorporated herein by reference).

        +10.19    Texas Eastern Products Pipeline Company, LLC 2000 Long Term
                  Incentive Plan, Amendment and Restatement, Effective January
                  1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO
                  Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

        +10.20    TEPPCO Supplemental Benefit Plan, effective April 1, 2000
                  (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P.
                  (Commission File No. 1-10403) for the year ended December 31,
                  2000 and incorporated herein by reference).

           *24    Power of Attorney

----------
*  Filed herewith.

+  A management contract or compensation plan or arrangement.