Form 10-Q
period 2001-03-31
TE PRODUCTS PIPELINE CO LP
filed 2001-05-14
CIK 1045548

================================================================================
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001



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

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 2001            2000
                                                                             -----------     ------------
                                                                             (UNAUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents..............................................     $    600        $ 15,702
  Accounts receivable, trade.............................................       16,586          26,182
  Inventories............................................................        9,350           8,011
  Other..................................................................       12,237           4,220
                                                                              --------        --------
     Total current assets................................................       38,773          54,115
                                                                              --------        --------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $244,159 and $237,858)................      643,869         642,381
Intangible assets........................................................       32,535          33,014
Equity investments.......................................................        8,338           5,416
Other assets.............................................................       17,073          20,581
                                                                              --------        --------
     Total assets........................................................     $740,588        $755,507
                                                                              ========        ========
                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and accrued liabilities...............................     $ 11,112        $ 12,177
  Accounts payable, general partner......................................        6,393           5,053
  Accrued interest.......................................................        6,023          13,947
  Other accrued taxes....................................................        5,665           6,565
  Other..................................................................       10,453           9,319
                                                                              --------        --------
     Total current liabilities...........................................       39,646          47,061
                                                                              --------        --------
Senior Notes.............................................................      389,791         389,783
Note Payable, Parent Partnership.........................................       71,441          79,757
Other liabilities and deferred credits...................................        2,981           3,991
Partners' capital:
  General partner's interest.............................................        2,402           2,383
  Limited partner's interest.............................................      234,327         232,532
                                                                              --------        --------
     Total partners' capital.............................................      236,729         234,915
                                                                              --------        --------
Commitments and contingencies
     Total liabilities and partners' capital.............................     $740,588        $755,507
                                                                              ========        ========


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         THREE MONTHS   THREE MONTHS
                                                                             ENDED          ENDED
                                                                           MARCH 31,      MARCH 31,
                                                                             2001           2000
                                                                        -------------   -------------
Operating revenues:
  Transportation - Refined products................................        $26,181         $28,030
  Transportation - LPGs............................................         24,999          23,117
  Mont Belvieu operations..........................................          2,897           4,471
  Other - net......................................................         10,028           8,160
                                                                           -------         -------
     Total operating revenues......................................         64,105          63,778
                                                                           -------         -------
Costs and expenses:
  Operating, general and administrative............................         16,647          19,112
  Operating fuel and power.........................................          8,038           7,222
  Depreciation and amortization....................................          7,177           6,783
  Taxes - other than income taxes..................................          2,881           2,323
                                                                           -------          ------
     Total costs and expenses......................................         34,743          35,440
                                                                           -------          ------
     Operating income..............................................         29,362          28,338

Interest expense...................................................         (8,680)         (8,320)
Interest costs capitalized.........................................            345           1,010
Other income - net.................................................            328             612
                                                                           -------         -------

     Net income ...................................................        $21,355         $21,640
                                                                           =======         =======


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                        THREE MONTHS   THREE MONTHS
                                                                            ENDED         ENDED
                                                                          MARCH 31,      MARCH 31,
                                                                            2001          2000
                                                                       -------------   ------------
Cash flows from operating activities:
  Net income .....................................................      $   21,355     $ 21,640
  Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation and amortization................................           7,177        6,783
     Equity in loss (income) of affiliate.........................              25          (78)
     Decrease in accounts receivable, trade.......................           9,596        6,476
     Decrease (increase) in inventories...........................          (1,339)       2,589
     Increase in other current assets.............................          (8,017)      (1,901)
     Decrease in accounts payable and accrued expenses............          (7,415)      (9,966)
     Other........................................................           1,561          517
                                                                        ----------     --------
          Net cash provided by operating activities...............          22,943       26,060
                                                                        ----------     --------
Cash flows from investing activities:
  Proceeds from cash investments..................................           1,000           --
  Investment in Centennial Pipeline Company.......................          (2,947)          --
  Capital expenditures............................................          (8,185)     (14,788)
                                                                        ----------     --------
          Net cash used in investing activities...................         (10,132)     (14,788)
                                                                        ----------     --------
Cash flows from financing activities:
  Proceeds from term loan.........................................              --       20,000
  Note Payable, Parent Partnership, net...........................          (8,427)          --
  Distributions...................................................         (19,486)     (16,127)
                                                                        ----------     --------
          Net cash provided by (used in) financing activities.....         (27,913)       3,873
                                                                        ----------     --------
Net increase (decrease) in cash and cash equivalents..............         (15,102)      15,145

Cash and cash equivalents at beginning of period..................          15,702       23,267
                                                                        ----------     --------
Cash and cash equivalents at end of period........................      $      600     $ 38,412
                                                                        ==========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest).....      $   15,947     $ 13,779


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

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of March 31, 2001, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results of operations for the full year 2001. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts from the prior year have been reclassified to conform to current presentation.

         The Partnership operates in one business segment: the transportation, storage and terminaling of refined products and liquefied petroleum gases ("LPGs"). The Partnership's interstate transportation operations, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission ("FERC"). Refined products and LPGs are referred to herein, collectively, as "petroleum products" or "products."

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

          Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. These statements establish accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative at its inception. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the statement of income, and requires the Partnership to formally document, designate and assess the effectiveness of the hedge transaction to receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Overall hedge effectiveness is measured at least quarterly. Any changes in the fair value of the derivative instrument resulting from hedge ineffectiveness, as defined by SFAS 133 and measured based on the cumulative changes in the fair value of the derivative instrument and the cumulative changes in the estimated future cash flows of the hedged item, are recognized immediately in earnings. The Partnership has made limited use of derivative instruments in the past. The adoption of SFAS 133 and SFAS 138 had no impact on the Partnership.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTE 3.  INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):



                                                                             MARCH 31,        DECEMBER 31,
                                                                               2001               2000
                                                                           -------------     --------------
    Gasolines..........................................................       $  4,197           $  3,795
    Butanes............................................................            454                267
    Fuel oil...........................................................            242                 82
    Other products.....................................................          1,214                555
    Materials and supplies.............................................          3,243              3,312
                                                                              ---------          ---------
              Total....................................................       $  9,350           $  8,011
                                                                              =========          =========


         The costs of inventories did not exceed market values at March 31, 2001, and December 31, 2000.

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

OTHER LONG TERM DEBT AND CREDIT FACILITIES

         On July 14, 2000, the Parent Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Parent Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to refinance existing credit facilities, other than the Senior Notes, and to finance the acquisition of ARCO Pipe Line Company ("ARCO"), a wholly-owned subsidiary of Atlantic Richfield Company, for $322.6 million, which included $4.1 million of acquisition related costs. The ARCO assets are held through TCTM, L.P. (the "Crude Oil OLP"), a 98.9899% owned entity of the Parent Partnership. The term loan was repaid by the Parent Partnership on October 25, 2000 from proceeds received from the issuance of additional Limited Partner Units. The revolving facility has a three year maturity. The interest rate is based on the Parent Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreements contain restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners' capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

         At March 31, 2001, Note Payable, Parent Partnership represents an intercompany note payable of $71.4 million payable to the Parent Partnership to cover the debt service requirements for amounts paid on behalf of the Partnership. The Note Payable, Parent Partnership bears interest at a variable rate based in part on the effective yield of the Parent Partnership's credit facilities described above. The weighted average interest rate on the Note Payable, Parent Partnership at March 31, 2001, was 8.1%. At March 31, 2001, accrued interest includes $0.3 million due the Parent Partnership. For the three months ended March 31, 2001, interest costs incurred on the Note Payable, Parent Partnership totaled $1.6 million.

NOTE 5.  QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

         The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion or as required by the terms of the Notes. Generally, distributions are made 98.9899% to the Parent Partnership and 1.0101% to the General Partner.

         On February 2, 2001, the Partnership paid a cash distribution of $19.5 million for the quarter ended December 31, 2000. Additionally, on April 20, 2001, the Partnership declared a cash distribution of $19.5 million for the quarter ended March 31, 2001. The distribution was paid on May 4, 2001.

NOTE 6.  CONTINGENCIES

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

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.5 million at March 31, 2001 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At March 31, 2001, the Partnership had approximately 10.6 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

NOTE 7. SUBSEQUENT EVENTS

         During the first quarter of 2001, Pennzoil-Quaker State Company ("Pennzoil") announced the sale of its Shreveport, Louisiana, refinery. As a result of the sale, it is anticipated that the refinery will stop refined products production. Effective April 1, 2001, Pennzoil and the Partnership negotiated a settlement to terminate a long-term transportation agreement from the Shreveport origin point on the Partnership's pipeline system. The terms of the settlement will result in income of approximately $18.9 million being recorded during the second quarter of 2001. The termination of the contract is expected to result in a loss of transportation revenue of approximately $7.7 million during 2001. The Partnership is evaluating various alternatives related to the reduced receipt volumes including making required system changes to allow for reversed product flow to make delivieries into the Shreveport market area. The Partnership has evaluated the impact of the contract termination on the related transportation assets in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and does not expect the contract termination to result in an impairment of the carrying value of the related transportation assets.

         On April 6, 2001, the Parent Partnership's $475 million revolving credit agreement was amended to permit borrowings up to $500 million and to allow for letters of credit up to $20 million. The term of the revised credit agreement was extended to April 6, 2004. Additionally, on April 6, 2001, the Parent Partnership entered into a 364-day, $200 million revolving credit agreement. The interest rate on this agreement will be based on the Parent Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread.

         On May 11, 1999, the Partnership filed an application with the FERC requesting permission to charge market-based rates for substantially all refined products transportation tariffs. The Partnership also filed a petition for waiver of the requirements that would otherwise have been imposed by the FERC's regulations requiring the Partnership to reduce its rates in conformity with the PPI Index, pending the FERC's determination on its application for market-based rates. On June 30, 1999, the FERC granted the waiver stating that it was temporary in nature and that the Partnership would be required to make refunds, with interest, of all amounts collected under rates in excess of the PPI Index ceiling level after July 1, 1999, if the Partnership's application for market-based rates was

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP ultimately denied. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. On March 31, 2001, the amount deferred for possible rate refund, including interest totaled approximately $2.6 million.

         On July 31, 2000, the FERC issued an order granting the Partnership market-based rates in certain markets and set for hearing the Partnership's application for market-based rates in the Little Rock, Arkansas; Shreveport-Arcadia, Louisiana; Cincinnati-Dayton, Ohio; and Memphis, Tennessee, destination markets and the Shreveport, Louisiana, origin market. After the matter was set for hearing, the Partnership and the protesting shippers entered into a settlement agreement resolving their respective differences. On January 9, 2001, the presiding Administrative Law Judge assigned to the hearing determined that the offer of settlement provided resolution of issues set for hearing in the Partnership pending case in a fair and reasonable manner and in the public interest and certified the offer of settlement. On April 25, 2001, the FERC issued an order approving the offer of settlement.

         As a result of the FERC approval of the settlement, the Partnership will withdraw the application for market-based rates to the Little Rock, Arkansas, destination market and the Arcadia, Louisiana, destination in the Shreveport-Arcadia, Louisiana, destination market. The Partnership also has agreed to recalculate rates to these destination markets to conform with the PPI Index from July 1, 1999, and make appropriate refunds. The refund obligation under the settlement as of March 31, 2001, was $1.0 million. As a result of the settlement, the Partnership will recognize approximately $1.6 million of previously deferred transportation revenue in the second quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The following information is provided to facilitate increased understanding of the 2001 and 2000 interim consolidated financial statements and accompanying notes presented in Item 1. Material period-to-period variances in the consolidated statements of income are discussed under "Results of Operations." The "Financial Condition and Liquidity" section analyzes cash flows and financial position. Discussion included in "Other Matters" addresses key trends, future plans and contingencies. Throughout these discussions, management addresses items known to it that are reasonably likely to materially affect future liquidity or earnings.

         The Partnership is involved in the interstate transportation, storage and terminaling of petroleum products and LPGs, intrastate transportation of petrochemicals and the fractionation of NGLs. Revenues are derived from the transportation of refined products and LPGs, the storage and short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas, complex, sale of product inventory and other ancillary services. Labor and electric power costs comprise the two largest operating expense items of the Partnership. Higher natural gas prices increase the cost of electricity used to power pump stations on the Pipeline System. Operations are somewhat seasonal with higher revenues generally realized during the first and fourth quarters of each year. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating.

RESULTS OF OPERATIONS

         For the quarter ended March 31, 2001, the Partnership reported net income of $21.4 million, compared with net income of $21.6 million for the 2000 first quarter. The $0.2 million decrease in income resulted primarily from a $1.0 million increase in interest expense (net of capitalized interest) and a $0.3 million decrease in other income - net, partially offset by a $0.3 million increase in operating revenues and a $0.7 million decrease in costs and expenses.

         Volume and average rate information for 2001 and 2000 is presented below:

                                                                       QUARTER ENDED
                                                                         MARCH 31,                PERCENTAGE
                                                              ---------------------------------    INCREASE
                                                                   2001              2000         (DECREASE)
                                                              ---------------   ---------------  -------------
                                                              (IN THOUSANDS, EXCEPT AVERAGE RATE INFORMATION)
    VOLUMES DELIVERED
        Refined products....................................        27,188            29,613             (8%)
        LPGs................................................        11,651            11,693              --
        Mont Belvieu operations.............................         6,265             7,072            (11%)
                                                                   -------           -------            -----
            Total...........................................        45,104            48,378             (7%)
                                                                   =======           =======            =====

    AVERAGE RATE PER BARREL
        Refined products (a)................................       $  0.96           $  0.95              1%
        LPGs................................................          2.15              1.98              9%
        Mont Belvieu operations.............................          0.17              0.16              6%
            Average system rate per barrel..................       $  1.16           $  1.08              7%
                                                                   =======           =======            ====

      (a) Net of amounts deferred related to potential refund obligation.

         Refined products transportation revenues decreased $1.8 million for the quarter ended March 31, 2001, compared with the prior-year quarter, due to a 8% decrease in total refined products volumes delivered. Motor fuel volumes delivered decreased 16% as a result of lower demand in the Midwest market areas and a local refinery expansion in the West Memphis, Arkansas, market area. Deliveries of methyl tertiary butyl ether ("MTBE") at the Partnership's marine terminal near Beaumont, Texas, decreased 41% due to lower receipts as a result of maintenance activity at a customer's production facility. Natural gasoline volumes delivered decreased 4% from the 2000 first quarter as a result of unfavorable blending and processing economics in the Chicago market area. These decreases were partially offset by a 1% increase in average rate per barrel from the prior-year quarter due to increased long-haul deliveries of distillate in the upper Midwest market areas.

         LPGs transportation revenues increased $1.9 million for the quarter ended March 31, 2001, compared with the first quarter of 2000, due primarily to increased deliveries of propane in the upper Midwest market areas attributable to colder weather in 2001 and favorable price differentials. These increases were partially offset by decreased short-haul deliveries of propane due to operational problems at a petrochemical facility on the upper Texas Gulf Coast that is served by the Partnership. The LPGs average rate per barrel increased 9% from the prior-year quarter as a result of a decreased percentage of short-haul deliveries during the first quarter of 2001.

         Revenues generated from Mont Belvieu operations decreased $1.6 million during the quarter ended March 31, 2001, compared with the first quarter of 2000, as a result of lower contract storage revenue.

         Other operating revenues increased $1.9 million during the quarter ended March 31, 2001, compared with the prior year quarter, due primarily to contract petrochemical delivery revenue, which started during the fourth quarter of 2000, and increased deliveries from the Partnership's Providence, Rhode Island, import facility. This increase was partially offset by decreased product sales during 2001.

         Costs and expenses decreased $0.7 million for the quarter ended March 31, 2001, compared with the first quarter of 2000, primarily due to a $2.5 million decrease in operating, general and administrative expenses, partially offset by a $0.8 million increase in operating fuel and power expense, a $0.6 million increase in taxes - other than income taxes expense and a $0.4 million increase in depreciation and amortization expense. The decrease in operating, general and administrative expenses resulted primarily from a March 2000 write-off of project evaluation costs related to the proposed pipeline construction from Beaumont, Texas, to Little Rock, Arkansas, decreased contract labor and consulting charges, decreased product measurement expense, decreased labor and benefits expense, and decreased throughput-related rental expense on volumes received through the connection with Colonial Pipeline at Beaumont, Texas. Operating fuel and power expense increased as a result of increased mainline throughput and higher fuel prices. The increase in taxes - other than income taxes and depreciation and amortization expenses from the prior year first quarter was a result of assets placed in service during the later part of 2000.

         Interest expense increased $0.4 million during the quarter ended March 31, 2001, compared with the first quarter of 2000, as a result of borrowings under the Note Payable, Parent Partnership. Interest capitalized decreased $0.7 million during the quarter ended March 31, 2001, compared with the corresponding prior year period, as a result of the completion of the petrochemical pipelines from Mont Belvieu, Texas, and Port Arthur, Texas, during the fourth quarter of 2000.

         Other income - net decreased $0.3 million during the quarter ended March 31, 2001, compared with the first quarter of 2000, due primarily to lower interest income earned on cash investments.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the quarter ended March 31, 2001, totaled $22.9 million, comprised of $28.5 million of income before charges for depreciation and amortization, partially offset by $5.6 million of cash used for working capital changes. Net cash from operations for the quarter ended March 31, 2000, totaled $26.1 million, comprised of $28.4 million of income before charges for depreciation and amortization, partially offset by $2.3 million of cash used for working capital changes. Net cash from operations for the three months ended March 31, 2001 and 2000 included interest payments of $15.9 million and $13.8 million, respectively.

         Cash flows used in investing activities during the first three months of 2001 was comprised of $8.2 million of capital expenditures and $2.9 million of cash contributions for the Partnership's interest in the Centennial joint venture. These uses of cash were partially offset by $1.0 million received on matured cash investments. Cash flows used in investing activities during the first three months of 2000 was comprised of $14.8 million of capital expenditures.

         The Partnership estimates that capital expenditures, excluding acquisitions, for 2001 will be approximately $64 million (which includes $3 million of capitalized interest). Approximately $46 million is expected to be used to expand the Partnership's capacity to support the receipt connection point with Centennial at Beaumont, Texas, and delivery location at Creal Springs, Illinois. Approximately one-half of the remaining amount is expected to be used for revenue-generating projects, with the remaining amount to be used for life-cycle replacements and upgrading current facilities.

         On July 14, 2000, the Parent Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Parent Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to refinance existing credit facilities, other than the Senior Notes, and to finance the acquisition of ARCO Pipe Line Company ("ARCO"), a wholly-owned subsidiary of Atlantic Richfield Company, for $322.6 million, which included $4.1 million of acquisition related costs. The ARCO assets are held through TCTM, L.P. (the "Crude Oil OLP"), a 98.9899% owned entity of the Parent Partnership. The term loan was repaid by the Parent Partnership on October 25, 2000 from proceeds received from the issuance of additional Limited Partner Units. The revolving facility has a three year maturity. The interest rate is based on the Parent Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreements contain restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners' capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios.

         On April 6, 2001, the Parent Partnership's $475 million revolving credit agreement was amended to permit borrowings up to $500 million and to allow for letters of credit up to $20 million. The term of the revised credit agreement was extended to April 6, 2004. Additionally, on April 6, 2001, the Parent Partnership entered into a 364-day, $200 million revolving credit agreement. The interest rate on this agreement will be based on the Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread.

         On February 2, 2001, the Partnership paid a cash distribution of $19.5 million for the quarter ended December 31, 2000. Additionally, on April 20, 2001, the Partnership declared a cash distribution of $19.5 million for the quarter ended March 31, 2001. The distribution was paid on May 4, 2001.

         During the first quarter of 2001, Pennzoil-Quaker State Company ("Pennzoil") announced the sale of its Shreveport, Louisiana, refinery. As a result of the sale, it is anticipated that the refinery will stop refined products production. Effective April 1, 2001, Pennzoil and the Partnership negotiated a settlement to terminate a long-term transportation agreement from the Shreveport origin point on the Partnership's pipeline system. The terms of the settlement will result in income of approximately $18.9 million being recorded during the second quarter of 2001. The termination of the contract is expected to result in a loss of transportation revenue of approximately $7.7 million during 2001. The Partnership is evaluating various alternatives related to the reduced receipt volumes including making required system changes to allow for reversed product flow to make delivieries into the Shreveport market area. The Partnership has evaluated the impact of the contract termination on the related transportation assets in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and does not expect the contract termination to result in an impairment of the carrying value of the related transportation assets.

         Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. These statements establish accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative at its inception. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the statement of income, and requires the Partnership to formally document, designate and assess the effectiveness of the hedge transaction to receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Overall hedge effectiveness is measured at least quarterly. Any changes in the fair value of the derivative instrument resulting from hedge ineffectiveness, as defined by SFAS 133 and measured based on the cumulative changes in the fair value of the derivative instrument and the cumulative changes in the estimated future cash flows of the hedged item, are recognized immediately in earnings. The Partnership has made limited use of derivative instruments in the past. The adoption of SFAS 133 and SFAS 138 had no impact on the Partnership.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.5 million at March 31, 2001 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         On May 11, 1999, the Partnership filed an application with the FERC requesting permission to charge market-based rates for substantially all refined products transportation tariffs. The Partnership also filed a petition for waiver of the requirements that would otherwise have been imposed by the FERC's regulations requiring the Partnership to reduce its rates in conformity with the PPI Index, pending the FERC's determination on its application for market-based rates. On June 30, 1999, the FERC granted the waiver stating that it was temporary in nature and that the Partnership would be required to make refunds, with interest, of all amounts collected under rates in excess of the PPI Index ceiling level after July 1, 1999, if the Partnership's application for market-based rates was ultimately denied. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. On March 31, 2001, the amount deferred for possible rate refund, including interest totaled approximately $2.6 million.

         On July 31, 2000, the FERC issued an order granting the Partnership market-based rates in certain markets and set for hearing the Partnership's application for market-based rates in the Little Rock, Arkansas; Shreveport-

Arcadia, Louisiana; Cincinnati-Dayton, Ohio; and Memphis, Tennessee, destination markets and the Shreveport, Louisiana, origin market. After the matter was set for hearing, the Partnership and the protesting shippers entered into a settlement agreement resolving their respective differences. On January 9, 2001, the presiding Administrative Law Judge assigned to the hearing determined that the offer of settlement provided resolution of issues set for hearing in the Partnership pending case in a fair and reasonable manner and in the public interest and certified the offer of settlement. On April 25, 2001, the FERC issued an order approving the offer of settlement.

         As a result of the FERC approval of the settlement, the Partnership will withdraw the application for market-based rates to the Little Rock, Arkansas, destination market and the Arcadia, Louisiana, destination in the Shreveport-Arcadia, Louisiana, destination market. The Partnership also has agreed to recalculate rates to these destination markets to conform with the PPI Index from July 1, 1999, and make appropriate refunds. The refund obligation under the settlement as of March 31, 2001, was $1.0 million. As a result of the settlement, the Partnership will recognize approximately $1.6 million of previously deferred transportation revenue in the second quarter of 2001.

         The matters discussed herein include "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that the Partnership expects or anticipates will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Partnership's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Partnership in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Partnership's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Partnership, competitive actions by other pipeline companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Partnership. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that actual results or developments anticipated by the Partnership will be realized or, even if substantially realized, that they will have the expected consequences to or effect on the Partnership or its business or operations. For additional discussion of such risks and uncertainties, see TE Products Pipeline Company, Limited Partnership's 2000 Annual Report on Form 10-K and other filings made by the Partnership with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership may be exposed to market risk through changes in commodity prices and interest rates as discussed below. The Partnership has no foreign exchange risks.

         At March 31, 2001, the Partnership had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). At March 31, 2001, the estimated fair value of the Senior Notes was approximately $391 million.

         At March 31, 2001, Note Payable, Parent Partnership represents an intercompany note payable of $71.4 million payable to the Parent Partnership to cover the debt service requirements for amounts paid on behalf of the Partnership. The Note Payable, Parent Partnership bears interest at a variable rate based in part on the effective yield of the Parent Partnership's credit facilities described above. The weighted average interest rate on the Note Payable, Parent Partnership at March 31, 2001, was 8.1%. Utilizing the balance of this variable interest rate debt outstanding at March 31, 2001, and assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is approximately $0.7 million.

         The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. For derivative contracts to qualify as a hedge, the price movements in the commodity derivative must be highly correlated with the underlying hedged commodity. At March 31, 2001, there were no outstanding futures contracts.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits:

           EXHIBIT                               DESCRIPTION
           NUMBER                                -----------
           ------
              3.1    Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO
                     Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).
              3.2    Amended and Restated Agreement of Limited Partnership of TE
                     Products Pipeline Company, Limited Partnership, effective
                     July 21, 1998 (Filed as Exhibit 3.2 to Form 8-K of TEPPCO
                     Partners, L.P. (Commission File No. 1-10403) dated July 21,
                     1998 and incorporated herein by reference).
              4.1    Form of Indenture between TE Products Pipeline Company,
                     Limited Partnership and The Bank of New York, as Trustee,
                     dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE
                     Products Pipeline Company, Limited Partnership's
                     Registration Statement on Form S-3 (Commission File No.
                     333-38473) and incorporated herein by reference).
             10.1    Assignment and Assumption Agreement, dated March 24, 1988, between Texas Eastern Transmission
                     Corporation and the Company (Filed as Exhibit 10.8 to the Registration Statement of TEPPCO
                     Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).
            +10.2    Texas Eastern Products Pipeline Company 1997 Employee Incentive  Compensation Plan executed on
                     July 14, 1997 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
                     1-10403) for the quarter ended September 30, 1997 and incorporated herein by reference).
             10.3    Agreement Regarding Environmental Indemnities and Certain Assets (Filed as Exhibit 10.5 to
                     Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December
                     31, 1990 and incorporated herein by reference).
            +10.4    Texas Eastern Products Pipeline Company Management Incentive Compensation Plan executed on
                     January 30, 1992 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File
                     No. 1-10403) for the quarter ended March 31, 1992 and incorporated herein by reference).
            +10.5    Texas Eastern Products Pipeline Company Long-Term Incentive Compensation Plan executed on
                     October 31, 1990 (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File
                     No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).
            +10.6    Form of Amendment to Texas Eastern Products Pipeline
                     Company Long-Term Incentive Compensation Plan (Filed as
                     Exhibit 10.7 to the Partnership's Form 10-K (Commission
                     File No. 1-10403) for the year ended December 31, 1995 and incorporated herein by reference).
            +10.7    Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO
                     Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).
            +10.8    Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of
                     TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).
            +10.9    Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form
                     10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31,
                     1999 and incorporated herein by reference).
            +10.10   Employment Agreement with William L. Thacker, Jr. (Filed as Exhibit 10 to Form 10-Q of TEPPCO
                     Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1992 and incorporated herein by reference).
            +10.11   Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8,
                     1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
                     1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).
           +10.12    Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective
                     January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission
                     File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).
            10.13    Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC,
                     dated March 31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission
                     File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).
           +10.14    Form of Employment Agreement between the Company and Ernest P. Hagan, Thomas R. Harper, David
                     L. Langley, Charles H. Leonard and James C. Ruth, dated December 1, 1998 (Filed as Exhibit
                     10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended
                     December 31, 1998 and incorporated herein by reference).
            10.15    Agreement Between Owner and Contractor between TE Products Pipeline Company, Limited
                     Partnership and Eagleton Engineering Company, dated February 4, 1999 (Filed as Exhibit 10.21 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended
                     March 31, 1999 and incorporated herein by reference).
            10.16    Services and Transportation Agreement between TE Products
                     Pipeline Company, Limited Partnership and Fina Oil and
                     Chemical Company, BASF Corporation and BASF Fina
                     Petrochemical Limited Partnership, dated February 9, 1999
                     (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners,
                     L.P. (Commission File No. 1-10403) for the quarter ended
                     March 31, 1999 and incorporated herein by reference).
            10.17    Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO
                     Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).
            10.18    Credit Agreement between TEPPCO Partners, L.P., SunTrust Bank, and Certain Lenders, dated July
                     14, 2000 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
                     1-10403) for the quarter ended June 30, 2000 and incorporated herein by reference).
           +10.19    Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and
                     Restatement, Effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO
                     Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).
           +10.20    TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).
           +10.21    Employment agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO
                     Partners, L.P.(Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).
           +10.22    Amended and Restated Credit Agreement among TEPPCO Partners, L. P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001
                     ($500,000,000 Revolving Facility) (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners,
                     L.P.(Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).
           +10.23    Credit Agreement among TEPPCO Partners, L. P. as Borrower, SunTrust Bank as Administrative Agent,
                     and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as
                     Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P.(Commission File No. 1-10403) for the
                     quarter ended March 31, 2001 and incorporated herein by reference).

           -----------------------------

                    + A management contract or compensation plan or arrangement.

(b) Reports on Form 8-K filed during the quarter ended March 31, 2001:

                     None

                                   SIGNATURES



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



                               TE Products Pipeline Company, Limited Partnership

                               (Registrant)



                               By: Texas Eastern Products Pipeline Company, LLC,
                                   as General Partner



                                          /s/ WILLIAM L. THACKER
                                          ----------------------
                                              William L. Thacker

                                              Chief Executive Officer



                                          /s/ CHARLES H. LEONARD
                                          ----------------------
                                              Charles H. Leonard

                                        Senior Vice President, Chief Financial
                                               Officer and Treasurer



Date:  May 14, 2001