Form 10-Q
period 2001-06-30
TE PRODUCTS PIPELINE CO LP
filed 2001-08-10
CIK 1045548

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

                       FOR THE QUARTER ENDED JUNE 30, 2001


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

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   JUNE 30,   DECEMBER 31,
                                                                     2001         2000
                                                                   --------   ------------
                                                                  (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................   $  2,798     $ 15,702
  Accounts receivable, trade ...................................     25,805       26,182
  Inventories ..................................................      8,746        8,011
  Other ........................................................      8,276        4,220
                                                                   --------     --------
     Total current assets ......................................     45,625       54,115
                                                                   --------     --------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $249,928 and $237,858) ......    655,604      642,381
Intangible assets ..............................................     32,057       33,014
Equity investments .............................................     30,313        5,416
Other assets ...................................................     14,714       20,581
                                                                   --------     --------
     Total assets ..............................................   $778,313     $755,507
                                                                   ========     ========

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and accrued liabilities .....................   $ 10,855     $ 12,177
  Accounts payable, general partner ............................      8,727        5,053
  Accrued interest .............................................     13,034       13,947
  Other accrued taxes ..........................................      6,423        6,565
  Other ........................................................      8,493        9,319
                                                                   --------     --------
     Total current liabilities .................................     47,532       47,061
                                                                   --------     --------
Senior Notes ...................................................    389,799      389,783
Note Payable, Parent Partnership ...............................     86,620       79,757
Other liabilities and deferred credits .........................      2,853        3,991
Partners' capital:
  General partner's interest ...................................      2,554        2,383
  Limited partner's interest ...................................    248,955      232,532
                                                                   --------     --------
     Total partners' capital ...................................    251,509      234,915
                                                                   --------     --------
Commitments and contingencies
     Total liabilities and partners' capital ...................   $778,313     $755,507
                                                                   ========     ========


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                 THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                    ENDED            ENDED            ENDED            ENDED
                                                   JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                    2001             2000             2001             2000
                                                -------------    -------------    -------------    -------------
Operating revenues:
  Transportation - Refined products .........   $      51,406    $      32,685    $      77,587    $      60,715
  Transportation - LPGs .....................          13,506           10,367           38,505           33,484
  Mont Belvieu operations ...................           2,997            2,883            5,894            7,354
  Other -  net ..............................          12,549            8,353           22,577           16,513
                                                -------------    -------------    -------------    -------------
     Total operating revenues ...............          80,458           54,288          144,563          118,066
                                                -------------    -------------    -------------    -------------

Costs and expenses:
  Operating, general and administrative .....          19,585           19,783           36,232           38,895
  Operating fuel and power ..................           9,204            7,994           17,242           15,216
  Depreciation and amortization .............           7,207            6,874           14,384           13,657
  Taxes - other than income taxes ...........           1,966            2,438            4,847            4,761
                                                -------------    -------------    -------------    -------------
     Total costs and expenses ...............          37,962           37,089           72,705           72,529
                                                -------------    -------------    -------------    -------------

     Operating income .......................          42,496           17,199           71,858           45,537

Interest expense ............................          (8,617)          (8,422)         (17,297)         (16,742)
Interest costs capitalized ..................             590            1,255              935            2,265
Equity earnings .............................            (339)              --             (339)              --
Other income - net ..........................             407              681              735            1,293
                                                -------------    -------------    -------------    -------------

     Net income .............................   $      34,537    $      10,713    $      55,892    $      32,353
                                                =============    =============    =============    =============



          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      SIX MONTHS      SIX MONTHS
                                                                         ENDED           ENDED
                                                                       JUNE 30,         JUNE 30,
                                                                         2001             2000
                                                                    -------------    -------------
Cash flows from operating activities:
  Net income ....................................................   $      55,892    $      32,353
  Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation and amortization ..............................          14,384           13,657
     Equity in loss (income) of affiliate .......................             339              (95)
     Decrease in accounts receivable, trade .....................             377            2,056
     Decrease (increase) in inventories .........................            (735)           1,403
     Increase in other current assets ...........................          (4,808)            (199)
     Increase in accounts payable and accrued expenses ..........             471            5,172
     Other ......................................................           2,129              (37)
                                                                    -------------    -------------
          Net cash provided by operating activities .............          68,049           54,310
                                                                    -------------    -------------

Cash flows from investing activities:
  Proceeds from cash investments ................................           3,236            1,475
  Purchases of cash investments .................................              --           (2,000)
  Investment in Centennial Pipeline Company .....................         (25,142)              --
  Capital expenditures ..........................................         (26,648)         (32,690)
                                                                    -------------    -------------
          Net cash used in investing activities .................         (48,554)         (33,215)
                                                                    -------------    -------------

Cash flows from financing activities:
  Proceeds from term loan .......................................              --           20,000
  Note Payable, Parent Partnership, net .........................           6,573               --
  Distributions .................................................         (38,972)         (33,704)
                                                                    -------------    -------------
          Net cash used in financing activities .................         (32,399)         (13,704)
                                                                    -------------    -------------

Net increase (decrease) in cash and cash equivalents ............         (12,904)           7,391

Cash and cash equivalents at beginning of period ................          15,702           23,267
                                                                    -------------    -------------
Cash and cash equivalents at end of period ......................   $       2,798    $      30,658
                                                                    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest) ...   $      16,661    $      13,977


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

         TE Products Pipeline Company, Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in March 1990. At June 30, 2001, TEPPCO Partners, L.P. (the "Parent Partnership") owned a 98.9899% interest as the sole limited partner. At June 30, 2001, Texas Eastern Products Pipeline Company, LLC (the "Company"), a Delaware limited liability company, owned a 1.0101% general partner interest in the Partnership. The Company is a wholly-owned subsidiary of Duke Energy Field Services, LP ("DEFS"). DEFS is a joint venture between Duke Energy Company ("Duke Energy") and Phillips Petroleum Company. Duke Energy holds a majority interest in DEFS.

         On July 26, 2001, the Company restructured its general partner ownership of the Partnership to cause it to be wholly-owned by the Parent Partnership. TEPPCO GP, Inc. ("TEPPCO GP"), a subsidiary of the Parent Partnership, succeeded the Company as general partner of the Partnership. All remaining partner interests in the Partnership not already owned by the Parent Partnership were transferred to the Parent Partnership. In exchange for this contribution, the Company's interest as general partner of the Parent Partnership was increased to 2%. The increased percentage is the economic equivalent to the aggregate interest that the Company had prior to the restructuring through its combined interests in the Parent Partnership and the Partnership. As a result, the Parent Partnership holds a 99.999% limited partner interest in the Partnership and TEPPCO GP holds a .001% general partner interest. References herein to the "General Partner" refer to the Company prior to the restructuring and to TEPPCO GP, Inc. thereafter.

         The General Partner performs all management and operating functions required for the Partnership pursuant to the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership ("the Partnership Agreement"). The General Partner is reimbursed by the Partnership for all reasonable direct and indirect expenses incurred in managing the Partnership.

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of June 30, 2001, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of results of operations for the full year 2001. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts from the prior year have been reclassified to conform to current presentation.

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. These statements establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. The Partnership has made limited use of derivative instruments in the past. The adoption of SFAS 133 and SFAS 138 had no impact on the Partnership.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations and specifies that certain acquired intangible assets be reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. The Partnership will adopt SFAS 141 immediately, and SFAS 142 effective January 1, 2002.

         At June 30, 2001, the Partnership had no unamortized goodwill. The Partnership does not anticipate the adoption of SFAS 142 will have a material adverse impact on its financial position or results of operations.

NOTE 3.  INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                                           JUNE 30,    DECEMBER 31,
                                            2001         2000
                                           --------   -------------
    Gasolines ..........................   $    929   $       3,795
    Propane ............................        726              --
    Butanes ............................      1,870             267
    Fuel oil ...........................        203              82
    Other products .....................      1,598             555
    Materials and supplies .............      3,420           3,312
                                           --------   -------------
              Total ....................   $  8,746   $       8,011
                                           ========   =============

         The costs of inventories did not exceed market values at June 30, 2001, and December 31, 2000.

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

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

OTHER LONG TERM DEBT AND CREDIT FACILITIES

         On July 14, 2000, the Parent Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Parent Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to refinance existing credit facilities, other than the Senior Notes, and to finance the acquisition of ARCO Pipe Line Company ("ARCO"), a wholly-owned subsidiary of Atlantic Richfield Company, for $322.6 million, which included $4.1 million of acquisition related costs. The ARCO assets are held through TCTM, L.P. (the "Crude Oil OLP"), a 99.999% owned entity of the Parent Partnership. The term loan was repaid by the Parent Partnership on October 25, 2000 from proceeds received from the issuance of additional Limited Partner Units. On April 6, 2001, the Parent Partnership's $475 million revolving credit agreement was amended to permit borrowings up to $500 million and to allow for letters of credit up to $20 million. The term of the revised credit agreement was extended to April 6, 2004. Additionally, on April 6, 2001, the Parent Partnership entered into a 364-day, $200 million revolving credit agreement. The interest rate is based on the Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreements contain restrictive financial covenants that require the Partnership to maintain a minimum level of partners' capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios.

         At June 30, 2001, Note Payable, Parent Partnership represents an intercompany note payable of $86.6 million payable to the Parent Partnership to cover the debt service requirements for amounts paid on behalf of the Partnership. The Note Payable, Parent Partnership bears interest at a variable rate based in part on the effective yield of the Parent Partnership's credit facilities described above. The weighted average interest rate on the Note Payable, Parent Partnership at June 30, 2001, was 7.2%. At June 30, 2001, accrued interest includes $0.5 million due the Parent Partnership. For the six months ended June 30, 2001, interest costs incurred on the Note Payable, Parent Partnership totaled $3.5 million.

NOTE 5.  QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

         The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion or as required by the terms of the Notes. Generally, distributions are made 99.999% to the Parent Partnership and .001% to the General Partner.

         On May 4, 2001, the Partnership paid a cash distribution of $19.5 million for the quarter ended March 31, 2001. Additionally, on July 20, 2001, the Partnership declared a cash distribution of $19.5 million for the quarter ended June 30, 2001. The distribution was paid on August 6, 2001.

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

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.4 million at June 30, 2001 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At June 30, 2001, the Partnership had approximately 17.1 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

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

RESULTS OF OPERATIONS

         For the quarter ended June 30, 2001, the Partnership reported net income of $34.5 million, compared with net income of $10.7 million for the 2000 second quarter. The $23.8 million increase in net income resulted primarily from a $26.2 million increase in operating revenues, partially offset by a $0.9 million increase in costs and expenses, a $0.9 million increase in interest expense (net of capitalized interest), a $0.3 million decrease in other income - net, and $0.3 million in equity losses.

         For the six months ended June 30, 2001, the Partnership reported net income of $55.9 million, compared with net income of $32.4 million for the corresponding period in 2000. The $23.5 million increase in net income was primarily due to a $26.5 million increase in operating revenues, partially offset by a $1.9 million increase in interest expense (net of capitalized interest), a $0.6 million decrease in other income - net, $0.3 million in equity losses, and a $0.2 million increase in costs and expenses.

         Volume and average rate information for 2001 and 2000 is presented below:

                                             QUARTER ENDED                            SIX MONTHS ENDED
                                               JUNE 30,              PERCENTAGE           JUNE 30,              PERCENTAGE
                                      --------------------------      INCREASE    ------------------------       INCREASE
                                         2001            2000        (DECREASE)      2001          2000         (DECREASE)
                                      ----------      ----------     ----------   ----------     ----------     ----------
                                                      (IN THOUSANDS, EXCEPT AVERAGE RATE INFORMATION)
    VOLUMES DELIVERED
        Refined products ..........       33,360          35,113             (5)%     60,548         64,726             (6)%
        LPGs ......................        6,907           6,634              4%      18,558         18,327              1%
        Mont Belvieu operations ...        4,571           6,576            (30)%     10,836         13,648            (21)%
                                      ----------      ----------     ----------   ----------     ----------     ----------
            Total .................       44,838          48,323             (7)%     89,942         96,701             (7)%
                                      ==========      ==========     ==========   ==========     ==========     ==========

    AVERAGE RATE PER BARREL
        Refined products ..........   $     0.97(a)   $     0.93             4%   $     0.97(a)  $     0.94              3%
        LPGs ......................         1.96            1.56            26%         2.07           1.83             13%
        Mont Belvieu operations ...         0.18            0.14            29%         0.17           0.15             13%
            Average system rate
              per barrel ..........   $     1.04      $     0.91            14%   $     1.10     $     1.00             10%
                                      ==========      ==========     ==========   ==========     ==========     ==========

(a) Net of $18.9 million received from Pennzoil-Quaker State Company for canceled transportation agreement.

         Refined products transportation revenues increased $18.7 million for the quarter ended June 30, 2001, compared with the prior-year quarter, due primarily to revenue recognized from a cash settlement received from a canceled transportation agreement with Pennzoil-Quaker State Company ("Pennzoil") and the recognition of $1.7 million of previously deferred revenue related to the approval of the market based rates during the second quarter of 2001. The net revenue increase related to the settlement was approximately $17.2 million during the second quarter of 2001. Refined products volumes delivered during the second quarter of 2001 decreased 5% from the prior year quarter, due primarily to decreased jet fuel volumes delivered attributable to reduced air travel demand and the expiration of contract deliveries of methyl tertiary butyl ether ("MTBE") at the Partnership's marine terminal near Beaumont, Texas, in April 2001. These decreases were partially offset by increased motor fuel deliveries due to favorable differentials. The increase in the refined products average rate per barrel from the prior-year quarter resulted primarily from the recognition of previously deferred transportation revenue related to the approval of market based rates.

         LPGs transportation revenues increased $3.1 million for the quarter ended June 30, 2001, compared with the second quarter of 2000, due primarily to increased deliveries of propane in the upper Midwest and Northeast market areas attributable to strong demand, favorable price differentials, and early summer fill programs by customers. Additionally, butane deliveries to the Chicago market area increased due to favorable price differentials. These increases were partially offset by decreased short-haul deliveries of propane due to operational problems at a petrochemical facility on the upper Texas Gulf Coast that is served by the Partnership. The LPGs average rate per barrel increased 26% from the prior-year quarter as a result of an increased percentage of long-haul deliveries during the second quarter of 2001.

         Revenues generated from Mont Belvieu operations increased $0.1 million during the quarter ended June 30, 2001, compared with the second quarter of 2000, as a result of increased brine receipts and service revenue, which was partially offset by decreased contract storage revenue. Mont Belvieu shuttle volumes delivered decreased 30% during the second quarter of 2001, compared with the second quarter of 2000, due to reduced petrochemical demand. The Mont Belvieu average rate per barrel increased during the second quarter of 2001 as a result of reduced contract shuttle deliveries, which generally carry lower rates.

         Other operating revenues increased $4.2 million during the quarter ended June 30, 2001, compared with the prior year quarter, due primarily to contract petrochemical delivery revenue, which started during the fourth quarter of 2000, and increased product sales. These increases were partially offset by decreased propane deliveries from the Partnership's Providence, Rhode Island, import facility.

         Costs and expenses increased $0.9 million for the quarter ended June 30, 2001, compared with the second quarter of 2000, primarily due to a $1.2 million increase in operating fuel and power expense and a $0.3 million increase in depreciation and amortization expense, partially offset by a $0.4 million decrease in taxes - other than income taxes, and a $0.2 million decrease in operating, general and administrative expenses. Operating fuel and power expense increased as a result of higher power rates from electric utilities. The increase in depreciation expense from the prior year second quarter resulted from assets placed in service during the later part of 2000. The decrease in taxes - other than income taxes resulted from actual property taxes being lower than previously estimated. Operating, general and administrative expenses decreased due to lower labor costs, lower insurance expense and decreased throughput-related rental expense on volumes received through the connection with Colonial Pipeline at Beaumont, Texas, partially offset by increased environmental remediation expenses and increased pipeline measurement losses.

         Interest expense increased $0.2 million during the quarter ended June 30, 2001, compared with the second quarter of 2000, as a result of borrowings under the Sun Trust credit facilities. Interest capitalized decreased $0.7 million during the quarter ended June 30, 2001, compared with the corresponding prior year period, as a result of the completion of the petrochemical pipelines from Mont Belvieu, Texas, to Port Arthur, Texas, during the fourth quarter of 2000.

         Net loss from equity investments totaled $0.3 million during the quarter ended June 30, 2001 due to pre-operating expenses of Centennial Pipeline and net losses on Transport 4. Other income - net decreased $0.3 million during the quarter ended June 30, 2001, compared with the second quarter of 2000, due primarily to lower interest income earned on cash investments.

         For the six months ended June 30, 2001, refined products transportation revenues increased $16.9 million, due primarily to revenue recognized on the canceled transportation agreement with Pennzoil and the recognition of $1.7 million of previously deferred revenue related to the approval of the market based rates during the second quarter of 2001, partially offset by a 6% decrease in refined products volumes delivered. The net revenue increase related to the settlement was approximately $17.2 million during the six months ended June 30, 2001. Jet fuel volumes delivered to the Midwest market areas decreased 13% due to reduced air travel demand and a pilot strike during the second quarter of 2001. Deliveries of MTBE decreased as a result of the expiration of contract deliveries to the Partnership's marine terminal near Beaumont, Texas, in April 2001. Motor fuel volumes delivered decreased 5% as a result of lower demand in the Midwest market areas and a local refinery expansion in the West Memphis, Arkansas, market area. The refined products average rate per barrel increased 3% from the prior-year period due primarily to the recognition of revenue related to the market based rates discussed previously.

         LPGs transportation revenues increased $5.0 million for the six months ended June 30, 2001, compared with the corresponding period in 2000, due primarily to increased deliveries of propane in the Midwest and Northeast market areas attributable to colder weather in the Northeast during the first quarter of 2001, favorable price differentials and early summer fill programs by customers. Additionally, butane deliveries to the Chicago market area increased due to favorable price differentials. These increases were partially offset by decreased short-haul deliveries of propane as a result of operational problems at a petrochemical facility on the upper Texas Gulf Coast that is served by the Partnership. The LPGs average rate per barrel increased 13% from the prior-year period as a result of an increased percentage of long-haul deliveries to the upper Midwest and Northeast market areas.

         Revenues generated from Mont Belvieu operations decreased $1.5 million during the six months ended June 30, 2001, compared with the six months ended June 30, 2000, as a result of decreased contract storage revenue, partially offset by increased brine receipts and service revenue. Mont Belvieu shuttle deliveries decreased during the six months ended June 30, 2001, compared with the corresponding period in 2000, due to reduced petrochemical demand. The Mont Belvieu average rate per barrel increased for the six months as a result of reduced contract deliveries which generally carry lower rates.

         Other operating revenues increased $6.1 million during the six months ended June 30, 2001, compared with the corresponding period in 2000, due primarily to contract petrochemical delivery revenue, which started during the fourth quarter of 2000, increased deliveries from the Partnership's Providence, Rhode Island, import facility in the first quarter of 2001, and increased product sales.

         Costs and expenses increased $0.2 million for the six months ended June 30, 2001, compared with the corresponding period in 2000, primarily due to a $2.0 million increase in operating fuel and power expense and a $0.7 million increase in depreciation and amortization expense, partially offset by a $2.6 million decrease in operating, general and administrative expenses. Operating fuel and power expense increased as a result of higher rates charged by electric utilities. The increase in depreciation expense from the prior year period was a result of assets placed in service during the later part of 2000. Operating, general and administrative expenses decreased primarily as a result of a March 2000 write-off of project evaluation costs related to the proposed pipeline construction from Beaumont, Texas, to Little Rock, Arkansas, decreased labor costs and decreased throughput-related rental expense on volumes received through the connection with Colonial Pipeline at Beaumont, Texas.

         Interest expense increased $0.6 million during the six months ended June 30, 2001, compared with the six months ended June 30, 2000, as a result of borrowings under the Sun Trust credit facilities. Interest capitalized decreased $1.3 million during the six months ended June 30, 2001, compared with the corresponding prior year period, as a result of the completion of the petrochemical pipelines from Mont Belvieu, Texas, to Port Arthur, Texas, during the fourth quarter of 2000.

         Net loss from equity investments totaled $0.3 million during the six months ended June 30, 2001 due to pre-operating expenses of Centennial Pipeline and net losses on Transport 4. Other income - net decreased $0.6 million during the six months ended June 30, 2001, compared with the first six months of 2000, due primarily to lower interest income earned on cash investments.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the six-month period ended June 30, 2001, totaled $68.0 million, comprised of $70.3 million of income before charges for depreciation and amortization, partially offset by $2.3 million of cash used for working capital changes. Net cash from operations for the six-month period ended June 30, 2000, totaled $54.3 million, comprised of $46.0 million of income before charges for depreciation and amortization and $8.3 million provided by working capital changes. The decrease in cash from working capital changes during the six-month period ending June 30, 2001, as compared to the corresponding period in 2000, resulted primarily from increased inventories and reduced accrued liability balances existing at June 30, 2001. Net cash from operations for the six-month period ended June 30, 2001 and 2000 included interest payments of $17.6 million and $16.2 million, respectively.

         Cash flows used in investing activities during the first six months of 2001 was comprised of $26.6 million of capital expenditures and $25.1 million of cash contributions for the Partnership's interest in the Centennial Pipeline, LLC ("Centennial") joint venture. These uses of cash were partially offset by $3.2 million received on matured cash investments. Cash flows used in investing activities during the first six months of 2000 was comprised of $32.7 million of capital expenditures and $2.0 million of additional cash investments. These decreases of cash were partially offset by $1.5 million of proceeds from investment maturities.

         In August 2000, the Partnership announced the execution of definitive agreements with CMS Energy Corporation and Marathon Ashland Petroleum LLC to form Centennial. Centennial will own and operate an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each participant will own a one-third interest in Centennial. Centennial Pipeline will build a 74-mile, 24-inch diameter pipeline connecting the Downstream Segment's facility in Beaumont, Texas, with the start of an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana, to Bourbon, Illinois. The pipeline will intersect the Downstream Segment's existing mainline near Creal Springs, Illinois, where a new two million barrel refined petroleum products storage terminal will be built. The Partnership expects to contribute approximately $70 million for its one-third interest in Centennial. The Partnership expects to fund its contribution through borrowings under its credit facilities.

         The Partnership estimates that capital expenditures, excluding acquisitions, for 2001 will be approximately $80 million (which includes $3 million of capitalized interest). Approximately $49 million is expected to be used to expand the Partnership's capacity to support the receipt connection point with Centennial at Beaumont, Texas, and delivery location at Creal Springs, Illinois. Approximately one-half of the remaining amount is expected to be used for revenue-generating projects, with the remaining amount to be used for life-cycle replacements and upgrading current facilities.

         On July 14, 2000, the Parent Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Parent Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to refinance existing credit facilities, other than the Senior Notes, and to finance the acquisition of ARCO Pipe Line Company ("ARCO"), a wholly-owned subsidiary of Atlantic Richfield Company, for $322.6 million, which included $4.1 million of acquisition related costs. The ARCO assets are held through TCTM, L.P. (the "Crude Oil OLP"), a 99.999% owned entity of the Parent Partnership. The term loan was repaid by the Parent Partnership on October 25, 2000 from proceeds received from the issuance of additional Limited Partner Units. On April 6, 2001, the Parent Partnership's $475 million revolving credit agreement was amended to permit borrowings up to $500 million and to allow for letters of credit up to $20 million. The term of the revised credit agreement was extended to April 6, 2004. Additionally, on April 6, 2001, the Parent Partnership entered into a 364-day, $200 million revolving credit agreement. The interest rate is based on the Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreements contain restrictive financial covenants that require the Partnership to maintain a minimum level of partners' capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios.

         On May 4, 2001, the Partnership paid a cash distribution of $19.5 million for the quarter ended March 31, 2001. Additionally, on July 20, 2001, the Partnership declared a cash distribution of $19.5 million for the quarter ended June 30, 2001. The distribution was paid on August 6, 2001.

         Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain

Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. These statements establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. The Partnership has made limited use of derivative instruments in the past. The adoption of SFAS 133 and SFAS 138 had no impact on the Partnership.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations and specifies that certain acquired intangible assets be reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. The Partnership will adopt SFAS 141 immediately, and SFAS 142 effective January 1, 2002.

         At June 30, 2001, the Partnership had no unamortized goodwill. The Partnership does not anticipate the adoption of SFAS 142 will have a material adverse impact on its financial position or results of operations.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.4 million at June 30, 2001 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         On May 11, 1999, the Downstream Segment filed an application with the FERC requesting permission to charge market-based rates for substantially all refined products transportation tariffs. Along with its application for market-based rates, the Downstream Segment filed a petition for waiver pending the FERC's determination on its application for market-based rates, of the requirements that would otherwise have been imposed by the FERC's regulations requiring the Downstream Segment to reduce its rates in conformity with the PPI Index. On June 30, 1999, the FERC granted the waiver stating that the Downstream Segment would be required to make refunds, with interest, of all amounts collected under rates in excess of the PPI Index ceiling level after July 1, 1999, if the Downstream Segment's application for market-based rates was ultimately denied.

         On July 31, 2000, the FERC issued an order granting the Downstream Segment market-based rates in certain markets and set for hearing the Downstream Segment's application for market-based rates in the Little Rock, Arkansas; Shreveport-Arcadia, Louisiana; Cincinnati-Dayton, Ohio; and Memphis, Tennessee, destination markets and the Shreveport, Louisiana, origin market. After the matter was set for hearing, the Downstream Segment and the protesting shippers entered into a settlement agreement resolving their respective differences. On April 25, 2001, the FERC issued an order approving the offer of settlement. As a result of the settlement, the Downstream Segment recognized approximately $1.7 million of previously deferred transportation revenue in the second quarter of 2001. Also, the Downstream Segment withdrew the application for market-based rates to the Little Rock, Arkansas, destination market and the Arcadia, Louisiana, destination in the Shreveport-Arcadia, Louisiana, destination market. The Partnership will make appropriate refunds of approximately $1.0 million in the third quarter of 2001.

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

         At June 30, 2001, the Partnership had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). At June 30, 2001, the estimated fair value of the Senior Notes was approximately $374 million.

         At June 30, 2001, Note Payable, Parent Partnership represents an intercompany note payable of $86.6 million payable to the Parent Partnership to cover the debt service requirements for amounts paid on behalf of the Partnership. The Note Payable, Parent Partnership bears interest at a variable rate based in part on the effective yield of the Parent Partnership's credit facilities. The weighted average interest rate on the Note Payable, Parent Partnership at June

30, 2001, was 7.2%. Utilizing the balance of this variable interest rate debt outstanding at June 30, 2001, and assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is approximately $0.9 million.

         The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. For derivative contracts to qualify as a hedge, the price movements in the commodity derivative must be highly correlated with the underlying hedged commodity. At June 30, 2001, there were no outstanding futures contracts.

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

          3.3 Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as
                Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).

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

          +10.23 Credit Agreement among TEPPCO Partners, L. P. as Borrower,
                 SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

----------

          +    A management contract or compensation plan or arrangement.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

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



Date: August 10, 2001