Form 10-Q
period 2001-09-30
TE PRODUCTS PIPELINE CO LP
filed 2001-11-13
CIK 1045548

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

                    For the Quarter Ended September 30, 2001


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

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                  2001             2000
                                                                             --------------   --------------
                                                                              (UNAUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents ..............................................   $        6,689   $       15,702
  Accounts receivable, trade .............................................           20,772           26,182
  Inventories ............................................................            9,953            8,011
  Other ..................................................................           11,363            4,220
                                                                             --------------   --------------
     Total current assets ................................................           48,777           54,115
                                                                             --------------   --------------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $254,602 and $237,858) ................          674,761          642,381
Equity investments .......................................................           39,261            5,416
Intangible assets ........................................................           31,578           33,014
Other assets .............................................................           14,729           20,581
                                                                             --------------   --------------
     Total assets ........................................................   $      809,106   $      755,507
                                                                             ==============   ==============

                                         LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and accrued liabilities ...............................   $        9,822   $       12,177
  Accounts payable, Texas Eastern Products Pipeline Company, LLC .........           12,522            5,053
  Accrued interest .......................................................            6,234           13,947
  Other accrued taxes ....................................................            7,179            6,565
  Other ..................................................................           11,654            9,319
                                                                             --------------   --------------
     Total current liabilities ...........................................           47,411           47,061
                                                                             --------------   --------------
Senior Notes .............................................................          389,807          389,783
Note Payable, Parent Partnership .........................................          120,798           79,757
Other liabilities and deferred credits ...................................            3,918            3,991
Partners' capital:
  General partner's interest .............................................               --            2,383
  Limited partner's interest .............................................          247,172          232,532
                                                                             --------------   --------------
     Total partners' capital .............................................          247,172          234,915
                                                                             --------------   --------------
Commitments and contingencies (Note 6)
     Total liabilities and partners' capital .............................   $      809,106   $      755,507
                                                                             ==============   ==============


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                 THREE MONTHS      THREE MONTHS      NINE MONTHS       NINE MONTHS
                                                    ENDED             ENDED             ENDED             ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                     2001              2000              2001              2000
                                                --------------    --------------    --------------    --------------
Operating revenues:
  Transportation - Refined products .........   $       32,161    $       29,483    $      109,748    $       90,198
  Transportation - LPGs .....................           15,669            14,477            54,174            47,961
  Mont Belvieu operations ...................            3,977             3,015             9,871            10,369
  Other -  net ..............................            8,555             6,135            31,132            22,648
                                                --------------    --------------    --------------    --------------
     Total operating revenues ...............           60,362            53,110           204,925           171,176
                                                --------------    --------------    --------------    --------------

Costs and expenses:
  Operating, general and administrative .....           20,393            18,960            56,625            57,855
  Operating fuel and power ..................            8,303             8,094            25,545            23,310
  Depreciation and amortization .............            7,179             6,908            21,563            20,565
  Taxes - other than income taxes ...........            1,304             2,441             6,151             7,202
                                                --------------    --------------    --------------    --------------
     Total costs and expenses ...............           37,179            36,403           109,884           108,932
                                                --------------    --------------    --------------    --------------

     Operating income .......................           23,183            16,707            95,041            62,244

Interest expense ............................           (8,814)           (9,450)          (26,111)          (26,192)
Interest costs capitalized ..................              909             1,551             1,844             3,816
Equity losses................................             (296)             (145)             (635)              (49)
Other income - net ..........................              448               556             1,183             1,753
                                                --------------    --------------    --------------    --------------

     Net income .............................   $       15,430    $        9,219    $       71,322    $       41,572
                                                ==============    ==============    ==============    ==============



          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          NINE MONTHS       NINE MONTHS
                                                                             ENDED             ENDED
                                                                         SEPTEMBER 30,     SEPTEMBER 30,
                                                                              2001              2000
                                                                         --------------    --------------
Cash flows from operating activities:
  Net income .........................................................   $       71,322    $       41,572
  Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation and amortization ...................................           21,563            20,565
     Non-cash portion of interest expense ............................              465               879
     Equity in loss (income) of affiliate ............................              635               (49)
     Decrease in accounts receivable, trade ..........................            5,410             3,696
     Decrease (increase) in inventories ..............................           (1,942)            1,166
     Decrease (increase) in other current assets .....................           (8,145)            1,216
     Increase (decrease) in accounts payable and accrued expenses ....              350            (3,544)
     Other ...........................................................            2,813              (468)
                                                                         --------------    --------------
          Net cash provided by operating activities ..................           92,471            65,033
                                                                         --------------    --------------

Cash flows from investing activities:
  Proceeds from cash investments .....................................            3,236             1,475
  Purchases of cash investments ......................................               --            (2,000)
  Investment in Centennial Pipeline Company ..........................          (34,335)           (2,984)
  Capital expenditures ...............................................          (52,500)          (46,283)
                                                                         --------------    --------------
          Net cash used in investing activities ......................          (83,599)          (49,792)
                                                                         --------------    --------------

Cash flows from financing activities:
  Proceeds from term loan and revolving credit facility ..............               --            20,000
  Repayment on revolving credit facility .............................               --           (83,000)
  Note Payable, Parent Partnership, net ..............................           40,573            95,377
  Advances to limited partner ........................................               --            (5,171)
  Distributions ......................................................          (58,458)          (51,281)
                                                                         --------------    --------------
          Net cash used in financing activities ......................          (17,885)          (24,075)
                                                                         --------------    --------------

Net decrease in cash and cash equivalents ............................           (9,013)           (8,834)

Cash and cash equivalents at beginning of period .....................           15,702            23,267
                                                                         --------------    --------------
Cash and cash equivalents at end of period ...........................   $        6,689    $       14,433
                                                                         ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest) ........   $       30,853    $       26,451


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

         TE Products Pipeline Company, Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. (the "Parent Partnership") holds a 99.999% interest as the sole limited partner. TEPPCO GP, Inc. ("TEPPCO GP" or "General Partner"), a subsidiary of the Parent Partnership, holds a .001% general partner interest in the Partnership. Texas Eastern Products Pipeline Company, LLC (the "Company"), a Delaware limited liability company, serves as the general partner of the Parent Partnership. The Company is a wholly-owned subsidiary of Duke Energy Field Services, LP ("DEFS"), a joint venture between Duke Energy Company ("Duke Energy") and Phillips Petroleum Company. Duke Energy holds a majority interest in DEFS.

         On July 26, 2001, the Company restructured its general partner ownership of the Partnership to cause it to be wholly-owned by the Parent Partnership. TEPPCO GP succeeded the Company as general partner of the Partnership. All remaining partner interests in the Partnership not already owned by the Parent Partnership were transferred to the Parent Partnership. In exchange for this contribution, the Company's interest as general partner of the Parent Partnership was increased to 2%. The increased percentage is the economic equivalent to the aggregate interest that the Company had prior to the restructuring through its combined interests in the Parent Partnership and the Partnership. As a result, the Parent Partnership holds a 99.999% limited partner interest in the Partnership and TEPPCO GP holds a .001% general partner interest.

         TEPPCO GP, as general partner, performs all management and operating functions required for the Partnership pursuant to the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership ("the Partnership Agreement"). The General Partner is reimbursed by the Partnership for all reasonable direct and indirect expenses incurred in managing the Partnership.

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of September 30, 2001, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of results of operations for the full year 2001. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts from the prior year have been reclassified to conform to current presentation.

         The Partnership operates in one business segment: refined products, liquefied petroleum gases ("LPGs") and petrochemicals transportation ("Downstream Segment"). The Partnership's interstate transportation operations, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission ("FERC"). Refined products and LPGs are referred to herein, collectively, as "petroleum products" or "products."


NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No.
133. These statements establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings. The Partnership has made limited use of derivative instruments in the past. The adoption of SFAS No. 133 and SFAS No. 138 had no impact on the Partnership.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and specifies that certain acquired intangible assets be reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. The Partnership has adopted SFAS No. 141, and will adopt SFAS No. 142 effective January 1, 2002.

         At September 30, 2001, the Partnership had no unamortized goodwill. The Partnership does not anticipate the adoption of SFAS No. 142 will have a material adverse impact on its financial position or results of operations.

NOTE 3. INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):



                                 SEPTEMBER 30,     DECEMBER 31,
                                      2001             2000
                                 --------------   --------------
Gasolines ....................   $          588   $        3,795
Propane ......................              463               --
Butanes ......................            3,017              267
Fuel oil .....................               44               82
Other products ...............            1,470              555
Materials and supplies .......            4,371            3,312
                                 --------------   --------------
          Total ..............   $        9,953   $        8,011
                                 ==============   ==============


         The costs of inventories did not exceed market values at September 30, 2001, and December 31, 2000.


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

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

         On October 4, 2001, the Partnership entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its $210 million principal amount of 7.51% fixed rate Senior Notes. The swap agreement has a notional amount of $210 million and matures in January 2028 to match the principal and maturity of the Senior Notes. Under the swap agreement, the Partnership pays a floating rate based on a three month USD LIBOR rate, plus a spread, and receives a fixed rate of interest of 7.51%.


OTHER LONG TERM DEBT AND CREDIT FACILITIES

         On July 14, 2000, the Parent Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Parent Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to refinance existing credit facilities, other than the Senior Notes, and to finance the acquisition of ARCO Pipe Line Company ("ARCO"), a wholly-owned subsidiary of Atlantic Richfield Company. The ARCO assets are held through TCTM, L.P. (the "Crude Oil OLP"), a 99.999% owned entity of the Parent Partnership. The term loan was repaid by the Parent Partnership on October 25, 2000 from proceeds received from the issuance of additional Limited Partner Units. On April 6, 2001, the Parent Partnership's $475 million revolving credit agreement was amended to permit borrowings up to $500 million and to allow for letters of credit up to $20 million. The term of the revised credit agreement was extended to April 6, 2004. Additionally, on April 6, 2001, the Parent Partnership entered into a 364-day, $200 million revolving credit agreement. The interest rate is based on the Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreements contain restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners' capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios.

         At September 30, 2001, Note Payable, Parent Partnership represents an intercompany note payable of $120.8 million payable to the Parent Partnership to cover the debt service requirements for amounts paid on behalf of the Partnership. The Note Payable, Parent Partnership bears interest at a variable rate based in part on the effective yield of the Parent Partnership's credit facilities described above. The weighted average interest rate on the Note Payable, Parent Partnership at September 30, 2001, was 6.8%. At September 30, 2001, accrued interest includes $0.5 million due the Parent Partnership. For the nine months ended September 30, 2001, interest costs incurred on the Note Payable, Parent Partnership totaled $5.3 million.


NOTE 5. QUARTERLY DISTRIBUTONS OF AVAILABLE CASH

         The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion or as required by the terms of the Notes. Generally, distributions are made 99.999% to the Parent Partnership and .001% to the General Partner.

         On August 6, 2001, the Partnership paid a cash distribution of $19.5 million for the quarter ended June 30, 2001. Additionally, on October 17, 2001, the Partnership declared a cash distribution of $19.5 million for the quarter ended September 30, 2001. The distribution was paid on November 5, 2001.


NOTE 6. COMMITMENTS AND CONTINGENCIES

         In the fall of 1999 and on December 1, 2000, the Company and the Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, in Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the Company and Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et. al. In both cases plaintiffs contend, among other things, that the Company and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP contend that the release caused damages to the plaintiffs. In their Complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. The Company has filed an Answer to both complaints, denying the allegations, as well as various other motions. These cases are in the early stages of discovery and are not covered by insurance. The Company is defending itself vigorously against the lawsuits. The Partnership cannot estimate the loss, if any, associated with these pending lawsuits.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.2 million at September 30, 2001 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

         The Partnership received a compliance order from the Louisiana Department of Environmental Quality ("DEQ") during 1994 relative to potential environmental contamination at the Partnership's Arcadia, Louisiana facility that may be attributable to the operations of the Partnership and adjacent petroleum terminals of other companies. The Partnership and all adjacent terminals have been assigned to the Groundwater Division of DEQ, in which a consolidated plan will be developed. The Partnership has finalized a negotiated Compliance Order with DEQ that will allow the Partnership to continue with a remediation plan similar to the one previously agreed to by DEQ and implemented by the Company. In the opinion of the General Partner, the completion of the remediation program being proposed by the Partnership will not have a future material adverse impact on the Partnership.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At September 30, 2001, the Partnership had approximately 20.0 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

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


RESULTS OF OPERATIONS

         For the quarter ended September 30, 2001, the Partnership reported net income of $15.4 million, compared with net income of $9.2 million for the 2000 third quarter. The $6.2 million increase in net income resulted from a $7.3 million increase in operating revenues, partially offset by a $0.8 million increase in costs and expenses.

         For the nine months ended September 30, 2001, the Partnership reported net income of $71.3 million, compared with net income of $41.6 million for the corresponding period in 2000. The $29.7 million increase in income resulted from a $33.7 million increase in operating revenues, partially offset by a $1.9 million increase in interest expense (net of capitalized interest), a $1.0 million increase in costs and expenses, $0.6 million in losses from equity investments, and a $0.5 million decrease in other income - net.

   Volume and average rate information for 2001 and 2000 is presented below:


                                                  QUARTER ENDED                             NINE MONTHS ENDED
                                                  SEPTEMBER 30,         PERCENTAGE             SEPTEMBER 30,           PERCENTAGE
                                           --------------------------    INCREASE      -----------------------------    INCREASE
                                               2001          2000       (DECREASE)         2001             2000       (DECREASE)
                                           ------------  ------------  ------------    ------------     ------------  ------------
                                                                (IN THOUSANDS, EXCEPT AVERAGE RATE INFORMATION)
VOLUMES DELIVERED
    Refined products ....................        32,387        32,490            --          92,935           97,216            (4)%
    LPGs ................................         8,864         9,058            (2)%        27,422           27,385            --
    Mont Belvieu operations .............         5,352         5,506            (3)%        16,188           19,154           (15)%
                                           ------------  ------------  ------------    ------------     ------------  ------------
        Total ...........................        46,603        47,054            (1)%       136,545          143,755            (5)%
                                           ============  ============  ============    ============     ============  ============

AVERAGE RATE PER BARREL
    Refined products ....................  $       0.99  $       0.91             9%   $       0.98(a)  $       0.93             5%
    LPGs ................................          1.77          1.60            11%           1.98             1.75            13%
    Mont Belvieu operations .............          0.18          0.16            13%           0.18             0.15            20%
        Average system rate per barrel ..  $       1.05  $       0.95            11%   $       1.08     $       0.98            10%
                                           ============  ============  ============    ============     ============  ============

----------

(a) Net of $18.9 million received from Pennzoil-Quaker State Company for canceled transportation agreement discussed below.

         Refined products transportation revenues increased $2.7 million for the quarter ended September 30, 2001, compared with the prior-year quarter, due primarily to a 9% increase in the refined products average rate per barrel. The increase in the refined products average rate per barrel from the prior-year quarter was due to the approval of market based rates in April 2001, and an increased percentage of long haul volumes delivered in the Midwest. Refined products volumes delivered during the third quarter of 2001 decreased slightly compared to the prior-year quarter, due primarily to lower deliveries of methyl tertiary butyl ether ("MTBE") at the Partnership's marine terminal near Beaumont, Texas, which were largely offset by increased long haul deliveries of motor fuel and distillate in the Midwest market area.

         LPGs transportation revenues increased $1.2 million for the quarter ended September 30, 2001, compared with the third quarter of 2000, due primarily to increased deliveries of propane in the upper Midwest and Northeast market areas attributable to favorable price differentials and higher demand from customers filling their storage facilities. These increases were partially offset by decreased butane deliveries in the Midwest and short-haul deliveries of propane along the upper Texas Gulf Coast. The LPGs average rate per barrel increased 11% from the prior-year quarter as a result of an increased percentage of long-haul deliveries during the third quarter of 2001.

         Revenues generated from Mont Belvieu operations increased $1.0 million during the quarter ended September 30, 2001, compared with the third quarter of 2000, as a result of increased storage revenue and brine service revenue. Mont Belvieu shuttle volumes delivered decreased 3% during the third quarter of 2001, compared with the third quarter of 2000, due to reduced petrochemical demand. The Mont Belvieu average rate per barrel increased during the third quarter of 2001 as a result of reduced contract shuttle deliveries, which generally carry lower rates.

         Other operating revenues increased $2.4 million during the quarter ended September 30, 2001, compared with the prior year quarter, due primarily to contract petrochemical delivery revenue, which started during the fourth quarter of 2000, and increased product sales. These increases were partially offset by decreased product exchange revenue.

         Costs and expenses increased $0.8 million for the quarter ended September 30, 2001, compared with the third quarter of 2000, primarily due to a $1.4 million increase in operating, general and administrative expenses, a $0.3 million increase in depreciation and amortization expense, and a $0.2 million increase in operating fuel and power expense. These increases were partially offset by a $1.1 million decrease in taxes - other than income taxes. Operating, general and administrative expenses increased primarily due to increased general and administrative consulting and contract labor and increased incentive compensation accruals. The increase in depreciation expense from the prior year third quarter resulted from assets placed in service during the fourth quarter of 2000. Operating fuel and power expense increased as a result of increased long-haul product deliveries. The decrease in taxes - other than income taxes resulted from actual property taxes being lower than previously estimated.

         Interest expense decreased $0.6 million for the quarter ended September 30, 2001, compared with the third quarter of 2000, as a result of reduced interest rates on borrowings under the variable-rate credit facilities. Interest capitalized decreased $0.6 million as a result of the completion of the petrochemical pipelines from Mont Belvieu, Texas, to Port Arthur, Texas, during the fourth quarter of 2000.

         Net loss from equity investments totaled $0.3 million during the quarter ended September 30, 2001 primarily due to pre-operating expenses of Centennial Pipeline, LLC ("Centennial").

         For the nine months ended September 30, 2001, refined products transportation revenues increased $19.6 million, due primarily to revenue recognized on the canceled transportation agreement with Pennzoil-Quaker State Company ("Pennzoil") and the recognition of $1.7 million of previously deferred revenue related to the approval of the market based rates during the second quarter of 2001, partially offset by a 4% decrease in refined products volumes delivered. The net revenue increase related to the settlement was approximately $14.8 million during the nine months ended September 30, 2001. Jet fuel volumes delivered to the Midwest market areas decreased 14% due to reduced air travel demand and an airline pilot strike during the second quarter of 2001. Deliveries of MTBE decreased as a result of the expiration of contract deliveries to the Partnership's marine terminal near Beaumont, Texas, in April 2001. The total refined products volume decrease was partially offset by increased distillate deliveries primarily due to increased demand in the south Central market areas and deliveries at a third-party terminal in Houston, Texas. The refined products average rate per barrel increased 5% from the prior-year period primarily due to an increased percentage of long-haul volumes delivered in 2001.

         LPGs transportation revenues increased $6.2 million for the nine months ended September 30, 2001, compared with the corresponding period in 2000, due primarily to increased deliveries of propane in the Midwest and Northeast market areas attributable to colder weather in the Northeast during the first quarter of 2001, favorable price differentials and higher demand from customers filling their storage facilities. Additionally, butane deliveries to the Chicago market area increased due to favorable price differentials. These increases were partially offset by decreased short-haul deliveries of propane as a result of operational problems at a petrochemical facility on the upper Texas Gulf Coast that is served by the Partnership. The LPGs average rate per barrel increased 13% from the prior-year period as a result of an increased percentage of long-haul deliveries to the upper Midwest and Northeast market areas.

         Revenues generated from Mont Belvieu operations decreased $0.5 million during the nine months ended September 30, 2001, compared with the nine months ended September 30, 2000, as a result of decreased contract storage revenue, partially offset by increased brine service revenue. Mont Belvieu shuttle deliveries decreased during the nine months ended September 30, 2001, compared with the corresponding period in 2000, due to reduced petrochemical demand. The Mont Belvieu average rate per barrel increased for the nine months as a result of reduced contract deliveries which generally carry lower rates.

         Other operating revenues increased $8.5 million during the nine months ended September 30, 2001, compared with the corresponding period in 2000, primarily due to contract petrochemical delivery revenue, which started during the fourth quarter of 2000, increased propane deliveries from the Partnership's Providence, Rhode Island, import facility in the first quarter of 2001, and increased product sales.

         Costs and expenses increased $1.0 million for the nine months ended September 30, 2001, compared with the corresponding period in 2000, primarily due to a $2.2 million increase in operating fuel and power expense and a $1.0 million increase in depreciation and amortization expense, partially offset by a $1.2 million decrease in operating, general and administrative expenses and a $1.0 million decrease in taxes - other than income taxes. Operating fuel and power expense increased as a result of higher rates charged by electric utilities. The increase in depreciation expense from the prior year period resulted from assets placed in service during the fourth quarter of 2000. Operating, general and administrative expenses decreased primarily as a result of a March 2000 write-off of project evaluation costs related to the proposed pipeline construction from Beaumont, Texas, to Little Rock, Arkansas, decreased labor costs and decreased throughput-related rental expense on volumes received through the connection with Colonial Pipeline at Beaumont, Texas. The decrease in taxes - other than income taxes resulted from actual property taxes being lower than previously estimated.

         Interest expense decreased $0.1 million during the nine months ended September 30, 2001, compared with the nine months ended September 30, 2000, as a result of reduced interest rates on borrowings under the variable-rate credit facilities, largely offset by increased borrowings to fund investment in Centennial Pipeline. Interest capitalized decreased $2.0 million during the nine months ended September 30, 2001, compared with the corresponding prior year period, as a result of the completion of the petrochemical pipelines from Mont Belvieu, Texas, to Port Arthur, Texas, during the fourth quarter of 2000.

         Net loss from equity investments totaled $0.6 million during the nine months ended September 30, 2001 primarily due to pre-operating expenses of Centennial. Other income - net decreased $0.5 million during the nine months ended September 30, 2001, compared with the first nine months of 2000, due primarily to lower interest income earned on cash investments.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the nine-month period ended September 30, 2001, totaled $92.5 million, comprised of $92.9 million of income before charges for depreciation and amortization, partially offset by $0.4 million of cash used for working capital changes. Net cash from operations for the nine-month period ended September 30, 2000, totaled $65.0 million, comprised of $62.1 million of income before charges for depreciation and amortization and $2.9 million provided by working capital changes. The decrease in cash from working capital changes during the nine-month period ending September 30, 2001, as compared to the corresponding period in 2000, resulted primarily from increased inventories and other current assets existing at September 30, 2001. Net cash from operations for the nine-month period ended September 30, 2001 and 2000 included interest payments of $30.9 million and $26.5 million, respectively.

         Cash flows used in investing activities during the first nine months of 2001 was comprised of $52.5 million of capital expenditures and $34.3 million of cash contributions for the Partnership's interest in the Centennial joint venture. These uses of cash were partially offset by $3.2 million received on matured cash investments. Cash flows used in investing activities during the first nine months of 2000 was comprised of $46.3 million of capital expenditures, $3.0 million of cash contributions for the Partnership's initial interest in Centennial and $2.0 million of additional cash investments. These decreases of cash were partially offset by $1.5 million of proceeds from investment maturities.

         In August 2000, the Partnership announced the execution of definitive agreements with CMS Energy Corporation and Marathon Ashland Petroleum LLC to form Centennial. Centennial will own and operate an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each participant will own a one-third interest in Centennial. Centennial Pipeline will build a 74-mile, 24-inch diameter pipeline connecting the Downstream Segment's facility in Beaumont, Texas, with the start of an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana, to Bourbon, Illinois. The pipeline will intersect the Downstream Segment's existing mainline near Creal Springs, Illinois, where a new two million barrel refined petroleum products storage terminal will be built. The Partnership expects to contribute approximately $70 million for its one-third interest in Centennial. The Partnership expects to fund its contribution through borrowings under its credit facilities. Centennial is anticipated to commence operations in the first quarter of 2002.

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

         On July 14, 2000, the Parent Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Parent Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to refinance existing credit facilities, other than the Senior Notes, and to finance the acquisition of ARCO Pipe Line Company ("ARCO"), a wholly-owned subsidiary of Atlantic Richfield Company. The ARCO assets are held through TCTM, L.P. (the "Crude Oil OLP"), a 99.999% owned entity of the Parent Partnership. The term loan was repaid by the Parent Partnership on October 25, 2000 from proceeds received from the issuance of additional Limited Partner Units. On April 6, 2001, the Parent Partnership's $475 million revolving credit agreement was amended to permit borrowings up to $500 million and to allow for letters of credit up to $20 million. The term of the revised credit agreement was extended to April 6, 2004. Additionally, on April 6, 2001, the Parent Partnership entered into a 364-day, $200 million revolving credit agreement. The interest rate is based on the Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreements contain restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners' capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios.

         On October 4, 2001, the Partnership entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its $210 million principal amount of 7.51% fixed rate Senior Notes. The swap agreement has a notional amount of $210 million and matures in January 2028 to match the principal and maturity of the Senior Notes. Under the swap agreement, the Partnership pays a floating rate based on a three month USD LIBOR rate, plus a spread, and receives a fixed rate of interest of 7.51%.

         On August 6, 2001, the Partnership paid a cash distribution of $19.5 million for the quarter ended June 30, 2001. Additionally, on October 17, 2001, the Partnership declared a cash distribution of $19.5 million for the quarter ended September 30, 2001. The distribution was paid on November 5, 2001.

         Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS
No. 133. These statements establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings. The Partnership has made limited use of derivative instruments in the past. The adoption of SFAS No. 133 and SFAS No. 138 had no impact on the Partnership.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and specifies that certain acquired intangible assets be reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. The Partnership has adopted SFAS No. 141, and will adopt SFAS No. 142 effective January 1, 2002.

         At September 30, 2001, the Partnership had no unamortized goodwill. The Partnership does not anticipate the adoption of SFAS No. 142 will have a material adverse impact on its financial position or results of operations.


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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.2 million at September 30, 2001 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

         The Partnership received a compliance order from the Louisiana Department of Environmental Quality ("DEQ") during 1994 relative to potential environmental contamination at the Partnership's Arcadia, Louisiana facility that may be attributable to the operations of the Partnership and adjacent petroleum terminals of other companies. The Partnership and all adjacent terminals have been assigned to the Groundwater Division of DEQ, in which a consolidated plan will be developed. The Partnership has finalized a negotiated Compliance Order with DEQ that will allow the Partnership to continue with a remediation plan similar to the one previously agreed to by DEQ and implemented by the Company. In the opinion of the General Partner, the completion of the remediation program being proposed by the Partnership will not have a future material adverse impact on the Partnership.

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

         On July 31, 2000, the FERC issued an order granting the Downstream Segment market-based rates in certain markets and set for hearing the Downstream Segment's application for market-based rates in the Little Rock, Arkansas; Shreveport-Arcadia, Louisiana; Cincinnati-Dayton, Ohio; and Memphis, Tennessee, destination markets and the Shreveport, Louisiana, origin market. After the matter was set for hearing, the Downstream Segment and the protesting shippers entered into a settlement agreement resolving their respective differences. On April 25, 2001, the FERC issued an order approving the offer of settlement. As a result of the settlement, the Downstream Segment recognized approximately $1.7 million of previously deferred transportation revenue in the second quarter of 2001. Also, the Downstream Segment withdrew the application for market-based rates to the Little Rock, Arkansas, destination market and the Arcadia, Louisiana, destination in the Shreveport-Arcadia, Louisiana, destination market. The Partnership has made appropriate refunds of approximately $1.0 million in the third quarter of 2001.

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

         At September 30, 2001, the Partnership had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). At September 30, 2001, the estimated fair value of the Senior Notes was approximately $377 million.

         At September 30, 2001, Note Payable, Parent Partnership represents an intercompany note payable of $120.8 million payable to the Parent Partnership to cover the debt service requirements for amounts paid on behalf of the Partnership. The Note Payable, Parent Partnership bears interest at a variable rate based in part on the effective yield of the Parent Partnership's credit facilities. The weighted average interest rate on the Note Payable, Parent Partnership at September 30, 2001, was 6.8%. Utilizing the balance of this variable interest rate debt outstanding at September 30, 2001, and assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is approximately $1.2 million.

         The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. For derivative contracts to qualify as a hedge, the price movements in the commodity derivative must be highly correlated with the underlying hedged commodity. At September 30, 2001, there were no outstanding futures contracts.

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

              3.4 Third Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated September 21, 2001 (Filed as Exhibit 3.7 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

              3.5 Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, dated September 21, 2001 (Filed as Exhibit
                      3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

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

             10.24 Amendment 1, dated as of September 28, 2001, to the Amended and Restated Credit Agreement among TEPPCO Partners, L. P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.33 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

             10.25 Amendment 1, dated as of September 28, 2001, to the Credit Agreement among TEPPCO Partners, L. P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.34 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

----------

                  + A management contract or compensation plan or arrangement.



(b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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



Date: November 13, 2001