Form 10-K
period 2001-12-31
TE PRODUCTS PIPELINE CO LP
filed 2002-03-26
CIK 1045548

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                    Documents Incorporated by Reference: NONE



================================================================================

                                TABLE OF CONTENTS

                                     PART I

ITEMS 1.    Business and Properties.......................................................................1
  AND 2.
 ITEM 3.    Legal Proceedings............................................................................12
 ITEM 4.    Submission of Matters to a Vote of Security Holders..........................................12

                                PART II

 ITEM 5.    Market for Registrants Common Equity and Related Partnership Interest Matters................13
 ITEM 6.    Selected Financial Data......................................................................13
 ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........14
 ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risks..................................24
 ITEM 8.    Financial Statements and Supplementary Data..................................................24
 ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........24

                               PART III

ITEM 10.    Directors and Executive Officers of the Registrant...........................................25
ITEM 11.    Executive Compensation.......................................................................25
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management...............................25
ITEM 13.    Certain Relationships and Related Transactions...............................................25

                                PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................26

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

         TE Products Pipeline Company, Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. (the "Parent Partnership") owns a 99.999% interest as the sole limited partner. TEPPCO GP, Inc. ("TEPPCO GP" or "General Partner"), a subsidiary of the Parent Partnership, holds a 0.001% general partner interest in the Partnership. Texas Eastern Products Pipeline Company, LLC (the "Company"), a Delaware limited liability company, serves as the general partner of the Parent Partnership. The Company is a wholly-owned subsidiary of Duke Energy Field Services ("DEFS"), a joint venture between Duke Energy Corporation ("Duke Energy") and Phillips Petroleum Company ("Phillips"). Duke Energy holds an approximate 70% interest in DEFS and Phillips holds the remaining 30%. TEPPCO GP, as general partner, performs all management and operating functions required for the Partnership according to the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership ("the Partnership Agreement"). The General Partner and the Company are reimbursed by the Partnership for all reasonable direct and indirect expenses incurred in managing the Partnership.

         On July 26, 2001, the Company restructured its general partner ownership of the Partnership to cause it to be wholly-owned by the Parent Partnership. TEPPCO GP succeeded the Company as general partner of the Partnership. All remaining partner interests in the Partnership not already owned by the Parent Partnership were transferred to the Parent Partnership. In exchange for this contribution, the Company's interest as general partner of the Parent Partnership was increased to 2%. The increased percentage is the economic equivalent of the aggregate interest that the Company had prior to the restructuring through its combined interests in the Parent Partnership and the Partnership. As a result, the Parent Partnership holds a 99.999% limited partner interest in the Partnership and TEPPCO GP holds a 0.001% general partner interest. References in this Report to the "General Partner" refer to the Company prior to the restructuring and to TEPPCO GP, Inc. thereafter. This reorganization was undertaken to simplify required financial reporting by the Partnership when guarantees of Parent Partnership debt are issued by the Partnership.

         The Partnership operates and reports in one business segment: transportation, storage and terminaling of refined products, liquefied petroleum gases ("LPGs") and petrochemicals. The Partnership's interstate transportation operations, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission ("FERC"). Refined products and LPGs are referred to in this Report, collectively, as "petroleum products" or "products."

         The Partnership's strategy is to expand and improve service in its current markets, maintain the integrity of its pipeline systems and pursue a growth strategy that is balanced between internal projects and targeted acquisitions. The Partnership intends to leverage the advantages inherent in its pipeline systems to maintain its status as the incremental provider of choice in its market area. The Partnership also intends to grow by acquiring assets, from both third parties and affiliates, which complement existing businesses or to establish new core businesses. The Company routinely evaluates opportunities to acquire assets and businesses that will complement existing operations with a view to increasing earnings and cash available for distribution. Additional acquisitions may be funded with cash flow from operations, borrowings and capital contributions from the Parent Partnership and the issuance of debt in the capital markets.

OPERATIONS

         The Partnership conducts business, owns and operates properties located in 13 states. These operations consist of interstate transportation, storage and terminaling of petroleum products; short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas complex; intrastate transportation of petrochemicals; fractionation of natural gas liquids and other ancillary services.

         As an interstate common carrier, the Partnership's pipeline offers interstate transportation services, pursuant to tariffs filed with the FERC, to any shipper of refined petroleum products and LPGs who requests such services, provided that the products tendered for transportation satisfy the conditions and specifications contained in the applicable tariff. In addition to the revenues received by the pipeline system from its interstate tariffs, it also receives revenues from the shuttling of LPGs between refinery and petrochemical facilities on the upper Texas Gulf Coast and ancillary transportation, storage and marketing services at key points along the pipeline system. Substantially all the petroleum products transported and stored in the pipeline system are owned by the Partnership's customers. Petroleum products are received at terminals located principally on the southern end of the pipeline system, stored, scheduled into the pipeline in accordance with customer nominations and shipped to delivery terminals for ultimate delivery to the final distributor (including gas stations and retail propane distribution centers) or to other pipelines. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of petroleum products. The Partnership's pipeline system is the only pipeline that transports LPGs to the Northeast.

         The Partnership depends in large part on the level of demand for refined petroleum products and LPGs in the geographic locations served by it and the ability and willingness of customers having access to the pipeline system to supply such demand. The Partnership cannot predict the impact of future fuel conservation measures, alternate fuel requirements, governmental regulation, technological advances in fuel economy and energy-generation devices, all of which could reduce the demand for refined petroleum products and LPGs in the areas served by the Partnership.

         The following table lists the material properties and investments of and ownership percentages in the Partnership assets as of December 31, 2001:


                                                                        PARTNERSHIP
                                                                         OWNERSHIP
                                                                        -----------
     Refined products and LPGs pipeline..............................       100%
     Mont Belvieu LPGs storage and pipeline shuttle..................       100%
     Mont Belvieu to Port Arthur, Texas, petrochemical pipelines.....       100%
     Centennial Pipeline (1).........................................        33%

-------------------

     (1)  Accounted for as an equity investment.


CENTENNIAL PIPELINE JOINT VENTURE

         In August 2000, the Partnership entered into agreements with CMS Energy Corporation and Marathon Ashland Petroleum LLC to form a pipeline joint venture, Centennial Pipeline, LLC ("Centennial"). Centennial owns and operates an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each participant owns a one-third interest in Centennial. Centennial constructed a 74-mile, 24-inch diameter pipeline connecting the Partnership's facility in Beaumont, Texas, with an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana, to Bourbon, Illinois. The Centennial pipeline intersects the Partnership's existing mainline pipeline near Creal Springs, Illinois, where Centennial has constructed a new two million barrel refined petroleum products storage terminal. The Partnership's interest is not subject to any encumbrances from mortgages or other secured debt. Centennial has unsecured debt, one third of which, up to $50 million in principal, is guaranteed by each owner, including the Partnership. As of December 31, 2001, the Partnership has contributed approximately $70 million for its one-third interest in Centennial. The Partnership expects to contribute an additional $4.9 million to Centennial in 2002. Centennial commenced operations in the first quarter of 2002.


REFINED PRODUCTS AND LPGS PIPELINE SYSTEM

         The Partnership is one of the largest pipeline common carriers of refined petroleum products and LPGs in the United States. The Partnership owns and operates an approximate 4,500-mile pipeline system (together with the receiving, storage and terminaling facilities mentioned below, the "Pipeline System") extending from southeast Texas through the central and midwestern United States to the northeastern United States. The Pipeline System includes delivery terminals for outloading product to other pipelines, tank trucks, rail cars or barges, as well as substantial storage capacity at Mont Belvieu, Texas, the largest LPGs storage complex in the United States, and at other locations. The Partnership also owns two marine receiving terminals, one near Beaumont, Texas, and the other at Providence, Rhode Island. The Providence terminal is not physically connected to the Pipeline System. The Pipeline System also includes three 12-inch diameter common-carrier petrochemical pipelines between Mont Belvieu and Port Arthur, Texas, each approximately 70 miles in length.

         All properties comprising the Pipeline System are wholly-owned by the Partnership and none are subject to any encumbrances from mortgages or other secured debt.

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

         The Pipeline System includes 30 storage facilities with an aggregate storage capacity of 13 million barrels of refined petroleum products and 38 million barrels of LPGs, including storage capacity leased to outside parties. The Pipeline System makes deliveries to customers at 53 locations including 18 owned truck racks, rail car facilities and marine facilities. Deliveries to other pipelines occur at various facilities owned by the Partnership or by third parties.

         The Pipeline System is comprised of a 20-inch diameter line extending in a generally northeasterly direction from Baytown, Texas (located approximately 30 miles east of Houston), to a point in southwest Ohio near Lebanon and Todhunter. A second line, which also originates at Baytown, is 16 inches in diameter until it reaches Beaumont, Texas, at which point it reduces to a 14-inch diameter line. This second line extends along the same path as the 20-inch diameter line to the Pipeline System's terminal in El Dorado, Arkansas, before continuing as a 16-inch diameter line to Seymour, Indiana. The Pipeline System also has smaller diameter lines that extend laterally from El Dorado to Helena, Arkansas, from Tyler, Texas, to El Dorado and from McRae, Arkansas, to West Memphis, Arkansas. The line from El Dorado to Helena has a 10-inch diameter. The line from Tyler to El Dorado varies in diameter from 8 inches to 10 inches. The line from McRae to West Memphis has a 12-inch diameter. The Pipeline System also includes a 14-inch diameter line from Seymour to Chicago, Illinois, and a 10-inch diameter line running from Lebanon to Lima, Ohio. This 10-inch diameter pipeline connects to the Buckeye Pipe Line Company system that serves, among others, markets in Michigan and eastern Ohio. Also, the Pipeline System has a 6-inch diameter pipeline connection to the Greater Cincinnati/Northern Kentucky International Airport and an 8-inch diameter pipeline connection to the George Bush Intercontinental Airport in Houston. In addition, there are numerous smaller diameter lines associated with the gathering and distribution system.

         The Pipeline System continues eastward from Todhunter, Ohio, to Greensburg, Pennsylvania, at which point it branches into two segments, one ending in Selkirk, New York (near Albany), and the other ending at Marcus Hook, Pennsylvania (near Philadelphia). The Pipeline System east of Todhunter and ending in Selkirk is an 8-inch diameter line, whereas the line starting at Greensburg and ending at Marcus Hook varies in diameter from 6 inches to 8 inches.

         The Partnership also owns three 12-inch diameter common-carrier petrochemical pipelines between Mont Belvieu and Port Arthur, Texas, which were completed in the fourth quarter of 2000. Each of these pipelines is approximately 70 miles in length. The pipelines transport ethylene, propylene and natural gasoline. The Partnership entered into a 20-year agreement with a major petrochemical producer for guaranteed throughput commitments. During the year ended December 31, 2001, and the two month period ended December 31, 2000, the Partnership recognized $10.7 million and $1.8 million, respectively, of revenue under the throughput and deficiency contract. The Partnership began transporting product through these pipelines in September 2001.

         The Partnership believes that the Pipeline System is in compliance with applicable federal, state and local laws and regulations, and accepted industry standards and practices. The Partnership performs regular maintenance on all the facilities of the Pipeline System and has an ongoing process of inspecting segments of the Pipeline System and making repairs and replacements when necessary or appropriate. In addition, the Partnership conducts periodic air patrols of the Pipeline System to monitor pipeline integrity and third-party right of way encroachments.

MAJOR MARKETS AND SERVICES

         The Partnership's major operations are the transportation, storage and terminaling of refined petroleum products and LPGs along its mainline system, and the storage and short-haul transportation of LPGs associated with its Mont Belvieu LPG operations. Product deliveries, in millions of barrels (MMBbls) on a regional basis, over the last three years were as follows:

                                                       PRODUCT DELIVERIES (MMBBLS)
                                                         YEARS ENDED DECEMBER 31,
                                                       ----------------------------
                                                        2001       2000       1999
                                                       ------     ------     ------
    Refined Products Mainline Transportation:
       Central (1) ...............................       62.0       63.4       67.7
       Midwest (2) ...............................       37.4       36.7       37.9
       Ohio and Kentucky .........................       23.5       28.0       27.0
                                                       ------     ------     ------
             Subtotal ............................      122.9      128.1      132.6
                                                       ------     ------     ------
    LPGs Mainline Transportation:
       Central, Midwest and Kentucky (1)(2) ......       23.8       23.4       22.9
       Ohio and Northeast (3) ....................       16.2       16.2       14.7
                                                       ------     ------     ------
             Subtotal ............................       40.0       39.6       37.6
                                                       ------     ------     ------
             Total Mainline Transportation .......      162.9      167.7      170.2
                                                       ------     ------     ------
    Mont Belvieu Operations:
       LPGs ......................................       23.1       27.2       28.5
                                                       ------     ------     ------
             Total Product Deliveries ............      186.0      194.9      198.7
                                                       ======     ======     ======

------------------------

(1)   Arkansas, Louisiana, Missouri and Texas.

(2)   Illinois and Indiana.

(3)   New York and Pennsylvania.


         The mix of products delivered varies seasonally. Gasoline demand is generally stronger in the spring and summer months and LPGs demand is generally stronger in the fall and winter months. Weather and economic conditions in the geographic areas served by the Pipeline System also affect the demand for, and the mix of, the products delivered.

         Refined products and LPGs deliveries over the last three years were as follows:

                                                       PRODUCT DELIVERIES (MMBBLS)
                                                         YEARS ENDED DECEMBER 31,
                                                       ----------------------------
                                                        2001       2000       1999
                                                       ------     ------     ------
    Refined Products Mainline Transportation:
        Gasoline .................................       68.2       67.8       71.6
        Jet Fuels ................................       25.4       28.1       26.9
        Middle Distillates (1) ...................       28.1       26.6       28.4
        MTBE(2)/Toluene ..........................        1.2        5.6        5.7
                                                       ------     ------     ------
             Subtotal ............................      122.9      128.1      132.6
                                                       ------     ------     ------
LPGs Mainline Transportation:
        Propane ..................................       32.8       33.1       30.8
        Butanes ..................................        7.2        6.5        6.8
                                                       ------     ------     ------
             Subtotal ............................       40.0       39.6       37.6
                                                       ------     ------     ------
             Total Mainline Transportation .......      162.9      167.7      170.2
                                                       ------     ------     ------
Mont Belvieu Operations:
        LPGs .....................................       23.1       27.2       28.5
                                                       ------     ------     ------
             Total Product Deliveries ...........       186.0      194.9      198.7
                                                       ======     ======     ======

------------------------

(1)   Primarily diesel fuel, heating oil and other middle distillates.

(2) Methyl tertiary butyl ether, a fuels additive, the use of which has largely been discontinued.

      Refined Products Mainline Transportation

         The Pipeline System transports refined petroleum products from the upper Texas Gulf Coast, eastern Texas and southern Arkansas to the Central and Midwest regions of the United States with deliveries in Texas, Louisiana, Arkansas, Missouri, Illinois, Kentucky, Indiana and Ohio. At these points, refined petroleum products are delivered to terminals owned by the Partnership, connecting pipelines and customer-owned terminals. The Partnership canceled its tariff for deliveries of MTBE into the Chicago market area on July 1, 1999, and canceled contract deliveries of MTBE at its marine terminal near Beaumont, Texas, effective April 22, 2001. The Partnership no longer transports MTBE through the Pipeline System.

         The volume of refined petroleum products transported by the Pipeline System is directly affected by the demand for such products in the geographic regions the system serves. This market demand varies based upon the different end uses to which the refined products deliveries are applied. Demand for gasoline, which accounts for a substantial portion of the volume of refined products transported through the Pipeline System, depends upon price, prevailing economic conditions and demographic changes in the markets served. Demand for refined products used in agricultural operations is affected by weather conditions, government policy and crop prices. Demand for jet fuel depends upon prevailing economic conditions and military usage.

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

         The Partnership's ability to serve markets in the Northeast is enhanced by its propane import terminal at Providence, Rhode Island. This facility includes a 400,000-barrel refrigerated storage tank along with ship unloading and truck loading facilities. Effective May 2001, the Partnership entered into an agreement with DEFS to commit sole utilization of the Providence terminal to DEFS. The terminal is operated by the Partnership. During the year ended December 31, 2001, DEFS paid the Partnership $1.5 million pursuant to this agreement.

      Mont Belvieu LPGs Storage and Pipeline Shuttle

         A key aspect of the Pipeline System's LPGs business is its storage and pipeline asset base in the Mont Belvieu complex serving the fractionation, refining and petrochemical industries. The complex is the largest of its kind in the United States and provides substantial capacity and flexibility in the transportation, terminaling and storage of NGLs, LPGs, petrochemicals and olefins.

         The Partnership has approximately 36 million barrels of LPGs storage capacity, including storage capacity leased to outside parties, at the Mont Belvieu complex. This includes a Mont Belvieu short-haul transportation shuttle system, consisting of a complex system of pipelines and interconnects, that ties Mont Belvieu to virtually every refinery and petrochemical facility on the upper Texas Gulf Coast.

         In February 2000, the Partnership and Louis Dreyfus Plastics Corporation ("Louis Dreyfus") announced a joint marketing and development alliance. The Partnership's Mont Belvieu LPGs storage and transportation shuttle system services are jointly marketed by Louis Dreyfus and the Partnership. The purpose of the alliance is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections. The Partnership operates the facilities for the alliance. The alliance is a service-oriented, fee-based venture with no commodity trading activity. Under the alliance, Louis Dreyfus has invested $4.4 million for expansion projects at Mont Belvieu. The Partnership is required to reimburse this amount to Louis Dreyfus if the alliance is terminated by either Louis Dreyfus or the Partnership.

      Other Operating Revenues

         The Partnership also derives revenue from terminaling activities, other ancillary services associated with the transportation and storage of refined petroleum products and LPGs, and the fractionation of NGLs. From time to time, the Partnership sells excess product inventory.

CUSTOMERS

         The Partnership's customers for the transportation of refined petroleum products include major integrated oil companies, independent oil companies, the airline industry and wholesalers. End markets for these deliveries are primarily retail service stations, truck stops, agricultural enterprises, refineries, and military and commercial jet fuel users.

         Propane customers include wholesalers and retailers who, in turn, sell to commercial, industrial, agricultural and residential heating customers, as well as utilities who use propane as a fuel source. Refineries constitute the Partnership's major customers for butane and isobutane, which are used as a blend stock for gasolines and as a feed stock for alkylation units, respectively.

         At December 31, 2001, the Partnership had approximately 140 customers. Transportation revenues (and percentage of total revenues) attributable to the top 10 customers were $109 million (40%), $102 million (43%) and $105 million (46%), for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, no single customer accounted for 10% or more of the Partnership's revenues.

COMPETITION

         The Pipeline System conducts operations without the benefit of exclusive franchises from government entities. Interstate common carrier transportation services are provided through the system pursuant to tariffs filed with the FERC.

         Because pipelines are generally the lowest cost method for intermediate and long-haul overland movement of refined petroleum products and LPGs, the Pipeline System's most significant competitors (other than indigenous production in its markets) are pipelines in the areas where the Pipeline System delivers products. Competition among common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. The Partnership believes the Pipeline System is competitive with other pipelines serving the same markets; however, comparison of different pipelines is difficult due to varying product mix and operations.

         Trucks, barges and railroads competitively deliver products in some of the areas served by the Pipeline System. Trucking costs, however, render that mode of transportation less competitive for longer hauls or larger volumes. Barge fees for the transportation of refined products are generally lower than the Partnership's tariffs. The Partnership faces competition from rail movements of LPGs from Sarnia, Ontario, Canada, and waterborne imports into New Hampshire.

TITLE TO PROPERTIES

         The Partnership believes it has satisfactory title to all of its assets. The properties are subject to liabilities in certain cases, such as customary interests generally contracted in connection with acquisition of the properties, liens for taxes not yet due, easements, restrictions, and other minor encumbrances. The Partnership believes none of these liabilities materially affects the value of its properties or the Partnership's interest therein or will materially interfere with its use in the operation of the Partnership's business.

CAPITAL EXPENDITURES

         Capital expenditures, excluding acquisitions, by the Partnership totaled $81.4 million for the year ended December 31, 2001. Revenue generating projects include those projects which expand service into new markets or expand capacity into current markets. Maintenance capital spending includes projects required by regulatory agencies or required life-cycle replacements. System upgrade projects improve operational efficiencies or reduce cost. The Partnership capitalizes interest costs incurred during the period that construction is in progress. The following table identifies capital expenditures for the year ended 2001 (in millions):

                  Revenue generating..................... $   62.2
                  Maintenance capital....................     12.7
                  System upgrades........................      3.0
                  Capitalized interest...................      3.5
                                                          --------
                      Total.............................. $   81.4
                                                          ========

         Revenue generating capital spending by the Partnership included $35.5 million used to expand the Partnership's capacity to support the receipt connection point at Beaumont, Texas, and delivery location at Creal Springs, Illinois, with Centennial and $17.4 million used to construct connections and related facilities for the petrochemical pipelines at Mont Belvieu.

         The Partnership estimates that capital expenditures, excluding acquisitions, for 2002 will be approximately $48 million (which includes $3 million of capitalized interest). Approximately $15 million is expected to be used for revenue generating projects. Approximately $19 million is expected to be used for maintenance capital spending and approximately $11 million for system upgrade projects. Revenue generating projects will include the completion of facilities to support the receipt and delivery locations with Centennial and other projects to expand service capabilities of the Partnership. Approximately $4.9 million of maintenance capital spending is expected to be used for pipeline rehabilitation projects to comply with regulations enacted by the United States Department of Transportation Office of Pipeline Safety ("OPS"). The Partnership continually reviews and evaluates potential capital improvements and expansions that would be complementary to its present system. These expenditures can vary greatly depending on the magnitude of these transactions by the Partnership. Capital expenditures may be financed through internally generated funds, debt or capital contributions from the Parent Partnership.

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

         Rates of interstate oil pipeline companies, like the Partnership, are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for finished goods less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings ("Market-Based Rates") or agreements between shippers and the oil pipeline company that the rate is acceptable ("Settlement Rates").

         On May 11, 1999, the Partnership filed an application with the FERC requesting permission to charge Market-Based Rates for substantially all refined products transportation tariffs. On July 31, 2000, the FERC issued an order granting the Partnership Market-Based Rates in certain markets and set for hearing the Partnership's application for Market-Based Rates in certain destination markets and origin markets. After the matter was set for hearing, the Partnership and the protesting shippers entered into a settlement agreement resolving their respective differences. On April 25, 2001, the FERC issued an order approving the offer of settlement. As a result of the settlement, the Partnership recognized approximately $1.7 million of previously deferred transportation revenue in the second quarter of 2001. As a part of the settlement, the Partnership withdrew the application for Market-Based Rates to the Little Rock, Arkansas, Arcadia and Shreveport-Arcadia, Louisiana, destination markets, which are currently subject to the PPI Index. As a result, the Partnership made refunds of approximately $1.0 million in the third quarter of 2001 for those destination markets.

         Effective July 1, 1999, the Partnership established Settlement Rates with certain shippers of LPGs under which the rates in effect on June 30, 1999, would not be adjusted for a period of either two or three years. Other LPGs transportation tariff rates were reduced pursuant to the PPI Index (approximately 1.83%), effective July 1, 1999.

         In a 1995 decision involving an unrelated oil pipeline limited partnership, the FERC partially disallowed the inclusion of income taxes in that partnership's cost of service. In another FERC proceeding involving a different oil pipeline limited partnership, the FERC held that the oil pipeline limited partnership may not claim an income tax allowance for income attributable to non-corporate limited partners, both individuals and other entities. These FERC decisions do not affect the Partnership's current rates and rate structure because the Partnership does not use the cost of service methodology to support its rates. However, the FERC decisions might become relevant to the Partnership should it (i) elect in the future to use the cost-of-service methodology or (ii) be required to use such methodology to defend initial rates or its indexed rates against a shipper protest alleging that an indexed rate increase substantially exceeds actual cost increases. Should such circumstances arise, there can be no assurance with respect to the effect of such precedents on the Partnership's rates in view of the uncertainties involved in this issue.

ENVIRONMENTAL MATTERS

         The operations of the Partnership are subject to federal, state and local laws and regulations governing the discharge of materials into the environment otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of injunctions delaying or prohibiting certain activities, and the need to perform investigatory and remedial activities. Although the Partnership believes its operations are in material compliance with applicable environmental laws and regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from its operations, could result in substantial costs and liabilities to the Partnership. The Partnership does not anticipate that changes in environmental laws and regulations will have a material adverse effect on its financial position, results of operations or cash flows in the near term.

      Water

         The Federal Water Pollution Control Act of 1972, as renamed and amended as the Clean Water Act ("CWA"), and analogous state laws impose strict controls against the discharge of oil and its derivatives into navigable waters. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial potential liability for the costs of removing petroleum or other hazardous substances. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of a release of petroleum or its derivatives in navigable waters or into groundwater. Spill prevention control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent a petroleum tank release from impacting navigable waters.

         Contamination resulting from spills or releases of refined petroleum products is an inherent risk within the petroleum pipeline industry. To the extent that groundwater contamination requiring remediation exists along its pipeline systems as a result of past operations, the Partnership believes any such contamination could be controlled or remedied without having a material adverse effect on the financial condition of the Partnership, but such costs are site specific, and there can be no assurance that the effect will not be material in the aggregate.

         The primary federal law for oil spill liability is the Oil Pollution Act of 1990 ("OPA"), which addresses three principal areas of oil pollution -- prevention, containment and cleanup, and liability. OPA applies to vessels, offshore platforms, and onshore facilities, including terminals, pipelines and transfer facilities. In order to handle, store or transport oil, shore facilities are required to file oil spill response plans with the appropriate federal agency being either the United States Coast Guard, the United States Department of Transportation Office of Pipeline Safety or the Environmental Protection Agency ("EPA"). Numerous states have enacted laws similar to OPA. Under OPA and similar state laws, responsible parties for a regulated facility from which oil is discharged may be liable for removal costs and natural resource damages.

         The EPA has adopted regulations that require the Partnership to have permits in order to discharge certain storm water run-off. Storm water discharge permits may also be required by certain states in which the Partnership operates. Such permits may require the Partnership to monitor and sample the storm water run-off.

      Air Emissions

         The operations of the Partnership are subject to the federal Clean Air Act (the "Clean Air Act") and comparable state laws. Amendments to the Clean Air Act, as well as recent or soon to be adopted changes to state implementation plans for controlling air emissions in regional, non-attainment areas may require operations of the Partnership to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies. In addition, some of the Partnership's facilities are included within the categories of hazardous air pollutant sources, which are subject to increasing regulation under the Clean Air Act. The Clean Air Act requires federal operating permits for major sources of air emissions. Under this program, one federal operating permit (a "Title V" permit) is issued. The permit acts as an umbrella that includes other federal, state and local preconstruction and/or operating permit provisions, emission standards, grandfathered rates, and record keeping, reporting, and monitoring requirements in a single document. The federal operating permit is the tool that the public and regulatory agencies use to review and enforce a site's compliance with all aspects of clean air regulation at the federal, state and local level. The Partnership has completed applications for the facilities for which these regulations apply.

      Risk Management Plans

         The Partnership is subject to the EPA's Risk Management Plan ("RMP") regulations at certain locations. This regulation is intended to work with the Occupational Safety and Health Act ("OSHA") Process Safety Management regulation (see "Safety Regulation" following) to minimize the offsite consequences of catastrophic releases. The regulation requires a regulated source, in excess of threshold quantities, develop and implement a risk management program that includes a five-year accident history, an offsite consequence analyses, a prevention program and an emergency response program. The Partnership believes the operating expenses of the RMP regulations will not have a material adverse effect on the Partnership's financial position, results of operations or cash flows.

      Solid Waste

         The Partnership generates hazardous and non-hazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. Amendments to RCRA required the EPA to promulgate regulations banning the land disposal of all hazardous wastes unless the wastes meet certain treatment standards or the land-disposal method meets certain waste containment criteria. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including crude oil and gas wastes. The adoption of such stricter standards for non-hazardous wastes, or any future re-designation of non-hazardous wastes as hazardous wastes will likely increase the operating expenses of the Partnership as well as the industry in general. The Partnership utilizes waste minimization and recycling processes to reduce the volume of its waste. The Partnership currently has one permitted on-site waste water treatment facility. Operating expenses of this facility has not had a material adverse effect on the financial position, results of operations or cash flows of the Partnership.

      Superfund

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on certain classes of persons who contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a facility where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at a facility. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of its ordinary operations, the Partnership's pipeline system generates wastes that may fall within CERCLA's definition of a "hazardous substance." In the event a disposal facility previously used by the Partnership requires clean up in the future, the Partnership may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

         In December 1999, the Company was notified by the EPA of potential liability for alleged waste disposal at Container Recycling, Inc., located in Kansas City, Kansas. The Company was also asked to respond to an EPA Information Request. The Company's response to the information request has been filed with the EPA Region VII office. Based on information the Company has received from the EPA, as well as through its internal investigations, the Company is pursuing dismissal from this matter.

      Other Environmental Proceedings

         In 1994, the Partnership and the Indiana Department of Environmental Management ("IDEM") entered into an Agreed Order that resulted in the implementation of a remediation program for groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, was approved by IDEM in 1999. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision is issued, the Partnership will enter into a subsequent Agreed Order for the continued operation and maintenance of the remediation program. The Partnership has an accrued liability of $0.6 million at December 31, 2001, for future remediation costs at the Seymour terminal. The Partnership believes that the completion of the remediation program will not have a future material adverse effect on its financial position, results of operations or cash flows.

         In 1994, the Partnership was issued a compliance order from the Louisiana Department of Environmental Quality ("LDEQ") relative to environmental contamination at the Partnership's Arcadia, Louisiana, facility. This contamination may be attributable to the operations of the Partnership, as well as adjacent petroleum terminals operated by other companies. In 1999, the Partnership's Arcadia facility and the adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. The Partnership believes that the completion of the remediation program that is proposed by the Partnership will not have a future material adverse effect on its financial position, results of operations or cash flows.

SAFETY REGULATION

         The Partnership is subject to regulation by the United States Department of Transportation ("DOT") under the Accountable Pipeline and Safety Partnership Act of 1996, sometimes referred to as the Hazardous Liquid Pipeline Safety Act ("HLPSA"), and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of its pipeline facilities. The HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to make certain reports and provide information as required by the Secretary of Transportation. It is anticipated that the HLPSA will be reauthorized in 2002.

         The Partnership is subject to the OPS regulation requiring qualification of pipeline personnel. The regulation requires pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities. The intent of this regulation is to ensure a qualified work force and to reduce the probability and consequence of incidents caused by human error. The regulation establishes qualification requirements for individuals performing covered tasks, and amends certain training requirements in existing regulations. A written qualification program was completed in April 2001, and individuals performing a covered task must be qualified by October 2002.

         The Partnership is also subject to the OPS Integrity Management regulations which specifies how companies with greater than 500 miles of pipeline should assess, evaluate, validate and maintain the integrity of pipeline segments that, in the event of a release, could impact High Consequence Areas ("HCA"). HCA are defined as highly populated areas, unusually sensitive environmental areas and commercially navigable waterways. The regulation requires an Integrity Management Program ("IMP") be developed that utilizes internal pipeline inspection, pressure testing, or other equally effective means to assess the integrity of HCA pipeline segments. The regulation also requires periodic review of HCA pipeline segments to ensure adequate preventative and mitigative measures exist and that companies take prompt action to address integrity issues raised by the assessment and analysis. In compliance with these OPS regulations, the Partnership has identified its HCA pipeline segments and will develop an IMP by March 31, 2002. The regulations require that initial HCA baseline integrity assessments are conducted within seven years, with all subsequent assessments conducted on a five-year cycle. The Partnership will evaluate each pipeline segment's integrity by analyzing available information and develop a range of potential impacts resulting from a release to a HCA. The Partnership is currently developing cost estimates related to its baseline integrity assessments.

         The Partnership is also subject to the requirements of the federal OSHA and comparable state statutes. The Partnership believes it is in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures.

         The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes require the Partnership to organize and disclose information about the hazardous materials used in its operations. Certain parts of this information must be reported to employees, state and local governmental authorities, and local citizens upon request. The Partnership is subject to OSHA Process Safety Management ("PSM") regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above the specified thresholds; or any process which involves a flammable liquid or gas, as defined in the regulations, stored on-site in one location, in a quantity of 10,000 pounds or more. The Partnership utilizes certain covered processes and maintains storage of LPGs in pressurized tanks, caverns and wells, in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks below their normal boiling point without benefit of chilling or refrigeration are exempt. The Partnership believes it is in material compliance with the PSM regulations.

         In general, the General Partner expects to increase the expenditures of the Partnership during the next decade to comply with stricter industry and regulatory safety standards such as those described above. While such expenditures cannot be accurately estimated at this time, the Partnership does not believe that they will have a future material adverse effect on its financial position, results of operations or cash flows.

EMPLOYEES

         The Partnership does not have any employees, officers or directors. The General Partner is responsible for the management of the Partnership. As of December 31, 2001, the General Partner had 919 employees. Certain employees of the General Partner may devote all or a portion of their time to the Partnership.

ITEM 3.  LEGAL PROCEEDINGS

TOXIC TORT LITIGATION - SEYMOUR, INDIANA

         In the fall of 1999 and on December 1, 2000, the Company and the Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, in Ryan E. McCleery and Marcia S. McCleery, et. al. v. Texas Eastern Corporation, et. al. (including the Company and Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et. al. (including the Company and Partnership). In both cases, the plaintiffs contend, among other things, that the Company and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. The Company has filed an answer to both complaints, denying the allegations, as well as various other motions. These cases are in the early stages of discovery and are not covered by insurance. The Company is defending itself vigorously against the lawsuits. The plaintiffs have not stipulated the amount of damages they are seeking in the suit. The Partnership cannot estimate the loss, if any, associated with these pending lawsuits.

OTHER LITIGATION

         On December 21, 2001, the Partnership was named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana in Rebecca
L. Grisham et. al. v. TE Products Pipeline Company, Limited Partnership. In this case, the plaintiffs contend that the defendant's pipeline, which crosses the plaintiff's property, leaked toxic products onto the plaintiff's property. The plaintiffs further contend that this leak caused damages to the plaintiffs. The Partnership has filed an answer to the plaintiff's petition denying the allegations. The plaintiffs have not stipulated the amount of damages they are seeking in the suit. The Partnership is defending itself vigorously against the lawsuit. The Partnership cannot estimate the damages, if any, associated with this pending lawsuit, however, this case is covered by insurance.

         In addition to the litigation discussed above, the Partnership has been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. The General Partner believes that the outcome of such lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on the Partnership's consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED PARTNERSHIP INTEREST MATTERS

         TEPPCO Partners, L.P. owns a 99.999% interest as the sole limited partner interest and TEPPCO GP, Inc. owns a 0.001% general partner interest in the Partnership. There is no established public trading market for the Partnership ownership interests.

         The Partnership makes periodic distributions of its available cash to its partners. Available cash consists generally of all cash receipts less cash disbursements and cash reserves necessary for working capital, anticipated capital expenditures and contingencies the General Partner deems appropriate and necessary.

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

                                                                           YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------------------------
                                                           2001         2000         1999         1998         1997
                                                         --------     --------     --------     --------     --------
                                                                                (IN THOUSANDS)
INCOME STATEMENT DATA:
   Operating revenues:
     Transportation -- refined products .............    $139,315     $119,331     $123,004     $119,854     $107,304
     Transportation -- LPGs .........................      77,823       73,896       67,701       60,902       79,371
     Mont Belvieu operations ........................      14,116       13,334       12,849       10,880       12,815
     Other ..........................................      40,373       30,126       26,716       20,147       22,603
                                                         --------     --------     --------     --------     --------
     Total operating revenues .......................     271,627      236,687      230,270      211,783      222,093
   Operating expenses ...............................     120,736      118,945      113,768      107,102      106,771
   Depreciation and amortization ....................      28,714       27,743       27,109       26,040       23,772
                                                         --------     --------     --------     --------     --------
     Operating income ...............................     122,177       89,999       89,393       78,641       91,550
   Interest expense -- net ..........................     (29,943)     (30,573)     (29,212)     (28,982)     (32,229)
   Equity earnings ..................................      (1,149)          --           --           --           --
   Other income -- net ..............................       1,611        1,888        1,671        2,873        2,604
                                                         --------     --------     --------     --------     --------
     Income before extraordinary item ...............    $ 92,696     $ 61,314     $ 61,852     $ 52,532     $ 61,925
   Extraordinary loss on debt extinguishment (1) ....          --           --           --      (73,509)          --
                                                         --------     --------     --------     --------     --------
     Net income (loss) ..............................    $ 92,696     $ 61,314     $ 61,852     $(20,977)    $ 61,925
                                                         ========     ========     ========     ========     ========
BALANCE SHEET DATA (AT PERIOD END):
   Property, plant and equipment -- net .............    $698,803     $642,381     $611,695     $567,566     $567,681
   Total assets .....................................     879,834      755,507      724,216      696,486      673,909
   Long-term debt (net of current maturities) .......     458,790      469,540      452,753      427,722      309,512
   Total debt .......................................     539,596      469,540      452,753      427,722      326,512
   Partners' capital ................................     270,112      234,915      228,229      228,140      306,060
CASH FLOW DATA:
   Net cash provided by operating activities ........    $119,607     $ 93,450     $ 89,803     $ 83,915     $ 83,604
   Maintenance capital expenditures .................     (12,724)     (15,402)     (22,139)     (19,598)     (18,904)
   Distributions ....................................     (80,914)     (70,767)     (61,608)     (56,774)     (49,042)

------------------

(1) Extraordinary item reflects the loss related to the early extinguishment of the First Mortgage Notes on January 27, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The following information is provided to facilitate increased understanding of the 2001, 2000 and 1999 consolidated financial statements and accompanying notes of the Partnership listed in the Index to Financial Statements on page F-1 of this Report. Accounting policies that are among the most critical to the portrayal of the Partnership's financial condition and results of operations are discussed under "Critical Accounting Policies." Material period-to-period variances in the consolidated statements of income are discussed under "Results of Operations." The "Financial Condition and Liquidity" section analyzes cash flows and financial condition. Discussion included in "Other Considerations" addresses trends, future plans and contingencies that are reasonably likely to materially affect future liquidity or earnings.

         The Partnership operates and reports in one business segment: transportation, storage and terminaling of petroleum products and LPGs, intrastate transportation of petrochemicals and the fractionation of NGLs. Revenues are derived from the transportation of refined products and LPGs, the storage and short-haul shuttle transportation of LPGs at the Mont Belvieu complex, intrastate transportation of petrochemicals, fractionation of NGLs, sale of product inventory and other ancillary services. Labor and electric power costs comprise the two largest operating expense items of the Partnership. Operations are somewhat seasonal with higher revenues generally realized during the first and fourth quarters of each year. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating.

CRITICAL ACCOUNTING POLICIES

      Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in these estimates could materially affect the financial position, results of operations or cash flows.

      Environmental Costs

         The Partnership accrues for environmental costs that relate to existing conditions caused by past operations. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. The balance of accrued undiscounted environmental liabilities are monitored on a regular basis by management. Liabilities for environmental costs at a specific site are initially recorded when the Partnership's liability for such costs, including direct internal and legal costs, is probable and a reasonable estimate of the associated costs can be made. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of the Partnership's ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation alternatives available and the evolving nature of environmental laws and regulations. For information concerning environmental regulation and environmental costs and contingencies, see Items 1 and 2. Business and Properties - "Environmental Matters" in this Report.

      Property, Plant and Equipment

         Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of requires that an entity review long-lived assets, including property, plant and equipment, whenever events occur that indicate that the book value of an asset may not be recoverable in the future. In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, but retains its fundamental provisions for reorganizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. During the second quarter of 2001, Pennzoil-Quaker State Company ("Pennzoil") sold its Shreveport, Louisiana, refinery and canceled refined products production. Pennzoil and the Partnership negotiated a settlement of $18.9 million to terminate a long-term transportation agreement from the Shreveport origin point on the Pipeline System. Under the transportation agreement, Pennzoil had a throughput commitment of 25,000 barrels per day. The Partnership is pursuing various alternatives related to the reduced receipt volumes including making system changes to allow for bi-directional product flow to make deliveries into the Shreveport market area. The Partnership has evaluated the impact of the contract termination on the pipeline segment from Shreveport to El Dorado, Arkansas, in accordance with SFAS 144. The evaluation did not result in an impairment of the carrying value of the related transportation assets. The termination payment was recorded as refined products transportation revenue in 2001. However, if alternative revenue sources are not realized on this pipeline segment, an impairment may be recorded, which could have a material adverse effect on the Partnership's financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

         Volume and average tariff information for 2001, 2000 and 1999 is presented below:

                                                                                              PERCENTAGE
                                                                                               INCREASE
                                                    YEARS ENDED DECEMBER 31,                  (DECREASE)
                                                 --------------------------------       -----------------
                                                   2001         2000       1999          2001       2000
                                                 --------     --------    --------      ------     ------
                                                   (IN THOUSANDS, EXCEPT TARIFF INFORMATION)
Volumes Delivered
    Refined products ........................     122,947      128,151     132,642        (4%)       (3%)
    LPGs ....................................      39,957       39,633      37,575         1%         5%
    Mont Belvieu operations .................      23,122       27,159      28,535       (15%)       (5%)
                                                 --------     --------    --------      ------     ------
      Total .................................     186,026      194,943     198,752        (5%)       (2%)
                                                 ========     ========    ========      ======     ======

Average Tariff per Barrel

    Refined products ........................      $ 0.98(1)    $ 0.93      $ 0.93         5%        --
    LPGs ....................................        1.95         1.86        1.80         5%         3%
    Mont Belvieu operations .................        0.18         0.16        0.16        13%        --
      Average system tariff per barrel ......      $ 1.09       $ 1.01      $ 0.98         8%         3%
                                                 ========     ========    ========      ======     ======

---------------------

(1) Excludes $18.9 million received from Pennzoil for canceled transportation agreement discussed below.


      2001 Compared to 2000

         For the year ended 2001, the Partnership reported net income of $92.7 million, compared with net income of $61.3 million for the year ended 2000. The $31.4 million increase in net income was primarily due to a $34.9 million increase in operating revenues and a $1.7 million decrease in interest expense, partially offset by a $2.8 million increase in costs and expenses, $1.1 million in losses from equity investments, a $1.0 million decrease in capitalized interest and a $0.3 million decrease in other income - net. Factors influencing these variances are described below.

         Refined products transportation revenues increased $20.0 million for the year ended 2001, compared with 2000, primarily due to $18.9 million of revenue recognized on the canceled transportation agreement with Pennzoil and the recognition of $1.7 million of previously deferred revenue related to the approval of Market-Based Rates during the second quarter of 2001. See further discussion regarding these factors included in "Other Considerations." These increases were partially offset by a 4% decrease in refined products volumes delivered. Deliveries of MTBE decreased 4.3 million barrels as a result of the expiration of contract deliveries to the Partnership's marine terminal near Beaumont, Texas, in April 2001. As a result of the contract expiration, the Partnership no longer transports MTBE through its Pipeline System. Jet fuel volumes decreased 2.7 million barrels, or 10%, due to reduced air travel demand in the Midwest market areas. The total refined products volume decrease was partially offset by increased distillate demand in the South-Central market areas and increased distillate deliveries at a third-party terminal in Houston, Texas. The refined products average rate per barrel increased 5% from the prior-year period primarily due to an increased percentage of long-haul volumes delivered in 2001.

         LPGs transportation revenues increased $3.9 million for the year ended 2001, compared with 2000, primarily due to increased propane deliveries in the Midwest that resulted from favorable price differentials of Gulf Coast propane compared with competing Midwest supply sources. Additionally, increased feedstock demand resulted in higher deliveries of isobutane in the Chicago market area. Short-haul deliveries of propane along the upper Texas Gulf Coast decreased 29% from the prior year due to lower petrochemical feedstock demand and operational problems at a petrochemical facility served by the Partnership. The LPGs average rate per barrel increased 5% from the prior year as a result of an increased percentage of long-haul deliveries to the upper Midwest market areas.

         Revenues generated from Mont Belvieu operations increased $0.8 million during the year ended 2001, compared with 2000, as a result of increased loading fees, brine service revenue and butane segregation charges, partially offset by lower contract storage revenue. Mont Belvieu shuttle deliveries decreased 15% during the year ended 2001, compared with 2000, due to reduced propane and butane demand for petrochemical feedstock along the upper Texas Gulf Coast. The Mont Belvieu average rate per barrel increased in 2001 as a result of increased non-contract deliveries, which generally carry higher rates.

         Other operating revenues increased $10.2 million during the year ended 2001, compared with 2000, primarily due to an $8.9 million increase in contract petrochemical delivery revenue, which started during the fourth quarter of 2000, increased refined products loading fees, increased propane deliveries at the Providence, Rhode Island, import facility and increased gains on product sales. These increases were partially offset by losses incurred as a result of exchanging products at different geographic points of delivery to position product in the Midwest market area.

         Costs and expenses increased $2.8 million for the year ended 2001, compared with 2000, comprised of a $2.1 million increase in operating, general and administrative expenses, a $1.2 million increase in operating fuel and power expense and a $1.0 million increase in depreciation and amortization expense, partially offset by a $1.5 million decrease in taxes - other than income taxes. The increase in operating, general and administrative expenses was primarily due to increased employee benefit costs, increased supplies and services and environmental remediation expenses, partially offset by the March 2000 write-off of project evaluation costs related to the proposed pipeline construction from Beaumont, Texas, to Little Rock, Arkansas, and decreased product measurement losses. Operating fuel and power expense increased as a result of higher rates charged by electric utilities and increased long-haul volumes delivered. The increase in depreciation expense from the prior year period resulted from assets placed in service during the fourth quarter of 2000. The decrease in taxes - other than income taxes resulted from actual property taxes being lower than previously estimated.

         Interest expense decreased $1.7 million during the year ended 2001, compared with 2000, as a result of lower interest rates on borrowings under the variable-rate credit facilities and the favorable impact of the fixed-to-floating interest rate swap on the Senior Notes, effective October 4, 2001. Interest capitalized decreased $1.0 million during the year ended 2001, compared with 2000, as a result of the completion of the petrochemical pipelines from Mont Belvieu to Port Arthur, Texas, during the fourth quarter of 2000.

         Net loss from equity investments totaled $1.1 million during the year ended 2001 due primarily to pre-operating expenses of Centennial. Other income - net decreased $0.3 million during the year ended 2001, compared with 2000, due primarily to lower interest income earned on cash investments.

         The Partnership is dependent in large part on the demand for refined petroleum products in the markets served by its pipelines. Reductions in that demand adversely affect the pipeline business of the Partnership. Market demand varies based upon the different end uses of the refined products shipped by the Partnership. Demand for gasoline, which has in recent years accounted for approximately one-half of the Partnership's refined products transportation revenues, depends upon price, prevailing economic conditions and demographic changes in the markets served by the Partnership. Weather conditions, governmental policy and crop prices affect the demand for refined products used in agricultural operations. Demand for jet fuel, which has in recent years accounted for almost one-quarter of the Partnership's refined products revenues, depends on prevailing economic conditions and military usage. Propane deliveries are generally sensitive to the weather and meaningful year-to-year variances have occurred and will likely continue to occur.

      2000 Compared to 1999

         For the year ended 2000, net income of the Partnership decreased $0.5 million compared with 1999 primarily due to a $5.8 million increase in costs and expenses and a $3.8 million increase in interest expense, partially offset by a $6.4 million increase in operating revenues and a $2.4 million increase in capitalized interest. Factors influencing these variances are described below.

         Refined products transportation revenues decreased $3.7 million for the year ended 2000, compared with 1999, as a result of a 3% decrease in total refined products volumes delivered. Motor fuel volumes delivered decreased by
2.5 million barrels and distillate volumes delivered decreased by 1.8 million barrels due primarily to a local refinery expansion in the West Memphis market and unfavorable price differentials in the Midwest market area. Natural gasoline volumes delivered declined 1.3 million barrels due primarily to the expiration of a contract in late 1999 for deliveries to the Chicago area, along with unfavorable processing and blending economics in the Chicago market area. These decreases were primarily offset by a 1.2 million barrel increase in jet fuel volumes delivered due to continued strong demand in the Chicago market area and at the Cincinnati airport that is supplied by the Partnership. The Partnership deferred recognition of approximately $1.5 million of revenue during the year ended 2000, with respect to potential refund obligations for rates charged in excess of the PPI Index while its application for Market-Based Rates was under review by the FERC.

         LPGs transportation revenues increased $6.2 million for the year ended 2000, compared with 1999, due to a 5% increase in volumes delivered and a 3% increase in the average LPGs tariff per barrel. Colder winter weather during the first and fourth quarters of 2000, coupled with lower customer storage levels contributed to a 1.2 million barrel increase in propane volumes delivered in the Northeast market area and a 0.9 million barrel increase in propane volumes delivered in the Midwest market area. Increased refinery demand in the Northeast market area resulted in a 0.2 million barrel increase in butane volumes delivered. The larger percentage of long-haul deliveries during 2000 resulted in a 3% increase in the average LPGs tariff per barrel.

         Revenues generated from Mont Belvieu operations increased $0.5 million for the year 2000, compared with 1999, primarily due to increased brine handling fees and higher storage revenue.

         Other operating revenues increased $3.4 million during the year ended 2000, compared with 1999, primarily due to $1.8 million of deficiency revenue recognized in the fourth quarter of 2000 related to the beginning of a 20-year contract for petrochemical deliveries at Port Arthur, and a $0.5 million increase in gains on the sale of product inventory attributable to higher market prices in 2000. The additional increases resulted from increased refined products terminaling revenue and increased custody transfer services at Mont Belvieu facilities.

         Costs and expenses of the Partnership increased $5.8 million during the year ended 2000, compared with 1999, due to a $2.9 million increase in operating, general and administrative expenses, a $2.3 million increase in operating fuel and power expense and a $0.6 million increase in depreciation and amortization charges. The increase in operating, general and administrative expenses was primarily attributable to $0.9 million of expense recognized in the first quarter of 2000 to write-off project evaluation costs, a $2.3 million increase in general and administrative supplies and services, a $1.5 million increase in legal services, a $1.0 million increase in pipeline operations and maintenance expenses, a $0.7 million increase in labor related expenses and a $0.3 million increase in product measurement losses. The write-off of project evaluation costs resulted from the announcement in March 2000 of the Partnership's abandonment of its plan to construct a pipeline from Beaumont to Little Rock in favor of participation in the Centennial joint venture. These increases in operating, general and administrative expenses were partially offset by a $3.9 million decrease in expenses associated with Year 2000 activities incurred in 1999. The increase in operating fuel and power expense from the prior year resulted primarily from higher fuel prices charged by electric utilities in 2000. Depreciation and amortization expense increased as a result of $0.3 million in depreciation expense related to the completion of the petrochemical pipelines and other capital additions placed in service throughout 2000.

         Interest expense increased $3.8 million during the year ended 2000, compared with 1999, as a result of borrowings under a term loan to finance construction of the petrochemical pipelines between Mont Belvieu and Port Arthur. Additionally, amortization of debt issue costs increased $0.8 million during the year ended 2000. The increase in interest expense was offset by increased interest capitalized of $2.4 million during the year ended 2000, as a result of higher balances associated with construction of the petrochemical pipelines.

         Other income - net increased $0.2 million during the year ended 2000, compared with 1999, as a result of gains on the sale of right-of-way easements during the second quarter of 2000, coupled with increased interest income earned on cash investments in 2000.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the year ended 2001 totaled $119.6 million, and was comprised of $121.4 million of income before charges for depreciation and amortization, and $1.8 million of cash used for working capital changes. Net cash from operations for the year ended 2000 totaled $93.5 million, and was comprised of $89.1 million of income before charges for depreciation and amortization and $4.4 million of cash provided by working capital changes. Net cash from operations for the year ended 1999 totaled $89.8 million, and was comprised of $89.0 million of income before charges for depreciation and amortization and $0.8 million of cash provided by working capital changes. Net cash from operations for the years ended 2001, 2000, and 1999 included interest payments of $31.0 million, $29.0 million, and $28.6 million, respectively.

         Cash flows used in investing activities totaled $142.1 million during the year ended 2001, and was comprised $81.4 million of capital expenditures and $65.0 million of cash contributions for the Partnership's interest in the Centennial joint venture. These uses of cash were partially offset by $4.2 million received on matured cash investments. Cash flows used in investing activities totaled $60.1 million during the year ended 2000, and was comprised of $56.5 million of capital expenditures, $5.0 million of cash contributions for the Partnership's interest in the Centennial joint venture, partially offset by $1.5 million of net proceeds received from cash investments. Cash flows used in investing activities totaled $66.3 million for the year ended 1999, and included $69.3 million of capital expenditures, offset by net proceeds from cash investments of $3.0 million.

         In August 2000, the Partnership entered into agreements with CMS Energy Corporation and Marathon Ashland Petroleum LLC to form Centennial. The Partnership has contributed approximately $65.0 million and $5.0 million during the years ended 2001 and 2000, respectively, for its one-third interest in Centennial. The Partnership expects to contribute an additional $4.9 million to Centennial in 2002. Centennial commenced operations in the first quarter of 2002.

         Centennial has entered into credit facilities totaling $150 million. The proceeds were used to fund construction and conversion costs of its pipeline system. As of December 31, 2001, Centennial had borrowed $128 million under its credit facility. The Partnership has guaranteed one-third of the debt of Centennial up to a maximum amount of $50 million.

         On February 20, 2002, the Parent Partnership issued $500 million principal amount of 7.625% Senior Notes due 2012. The Partnership and the Parent Partnership's other significant operating subsidiaries, which include TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, issued guarantees of this debt. The guarantees are full, unconditional and joint and several. The proceeds from the offering were used to reduce the outstanding balances of the Parent Partnership's credit facilities.

      Parent Partnership Credit Facilities

         The Partnership currently utilizes debt financing available from the Parent Partnership through intercompany notes. The terms of the intercompany notes generally match the principal and interest payment dates under the Parent Partnership's credit agreements. The interest rates charged by the Parent Partnership include the stated interest rate of the Parent Partnership, plus a premium to cover debt issuance costs. The interest rate is also decreased or increased to cover gains and losses, respectively, on any interest rate swaps that the Parent Partnership may have in place on the respective credit agreements. These credit facilities of the Parent Partnership are described below.

         In July 2000, the Parent Partnership entered into a $75 million term loan and a $475 million revolving credit facility ("Three Year Facility") and borrowed $75 million and $340 million, respectively, to refinance existing bank credit facilities and to finance the acquisition of assets from ARCO Pipe Line Company, a wholly-owned subsidiary of Atlantic Richfield Company for $322.6 million. The acquired assets are held through TCTM, L.P., a 99.999% owned entity of the Parent Partnership. The term loan was repaid by the Parent Partnership on October 25, 2000. In April 2001, the Three Year Facility was amended to provide for revolving borrowings of up to $500 million including the issuance of letters of credit of up to $20 million. The term of the revised Three Year Facility was extended to April 6, 2004. The interest rate is based on the Parent Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners' capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios.

         In April 2001, the Parent Partnership entered into a 364-day, $200 million revolving credit agreement ("Short-term Revolver"). The interest rate is based on the Parent Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners' capital as well as maximum debt-to-EBITDA and minimum fixed charge coverage ratios. The Parent Partnership has requested an extension of the Short-term Revolver for an additional period of 364 days, commencing on the current termination date in April 2002. Extension of the Short-term Revolver is expected prior to the termination date.

         On September 28, 2001, the Three Year Facility and the Short-term Revolver were amended to extend to December 31, 2001, the time period for the maximum debt-to-EBITDA ratio covenant to allow for the additional debt incurred by the Parent Partnership for the acquisition of Jonah Gas Gathering Company ("Jonah") from Alberta Energy Corporation for $359.8 million. The Jonah assets are held through TEPPCO Midstream, L.P., a 99.999% owned entity of the Parent Partnership. On November 13, 2001, the Three Year Facility and the Short-term Revolver were further amended to require prepayment of outstanding borrowings only upon the receipt of net cash proceeds from asset dispositions or from insurance proceeds in accordance with the terms of the respective agreements. At such time, certain lenders under the agreements elected to withdraw from the facilities, and the available borrowing capacities were reduced.

         At December 31, 2001 and 2000, the Partnership had an intercompany note payable of $149.8 million and $79.8 million, respectively, payable to the Parent Partnership. At December 31, 2001, $80.8 million, included in current liabilities, related to borrowings by the Partnership under the Parent Partnership's Short-term Revolver described above. The Partnership's long-term portions at December 31, 2001 and 2000, totaled $69.0 million and $79.8 million, respectively, and represent borrowings by the Partnership under the Parent Partnership's Three Year Facility described above. The interest rate on the note payable, Parent Partnership at December 31, 2001 and 2000, was 5.05% and 10.3%, respectively. At December 31, 2001 and 2000, accrued interest includes $0.4 million and $1.4 million, respectively, due the Parent Partnership. For the years ended December 31, 2001 and 2000, interest costs incurred on the note payable, Parent Partnership totaled $7.8 million and $3.9 million, respectively. At December 31, 2001 and 2000, the carrying value of the intercompany note payable to the Parent Partnership approximated its fair value.

      Senior Notes

         On January 27, 1998, the Partnership completed the issuance of $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). The 6.45% Senior Notes were issued at a discount and are being accreted to their face value over the term of the notes. The 6.45% Senior Notes due 2008 are not subject to redemption prior to January 15, 2008. The 7.51% Senior Notes due 2028, issued at par, may be redeemed at any time after January 15, 2008, at the option of the Partnership, in whole or in part, at a premium.

         The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations of the Partnership and rank on a parity with all other unsecured and unsubordinated indebtedness of the Partnership.

         In 2001, the Partnership entered into an interest rate hedge agreement with a notional amount and expiration related to a portion of its Senior Notes, as more fully described in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

      Cash Distributions

         For the years ended December 31, 2001, 2000 and 1999, cash distributions totaled $80.9 million, $70.8 million, and $61.6 million, respectively. The distribution increases reflect the Partnership's success in improving cash flow levels. On February 8, 2002, the Partnership paid a cash distribution of $22.9 million for the quarter ended December 31, 2001.

       Future Capital Needs and Commitments

         Capital expenditures for the year ended December 31, 2001, and estimated capital expenditures, excluding acquisitions, for 2002 are described in Items 1 and 2, Business and Properties under the caption "Capital Expenditures." The Partnership continually reviews and evaluates potential acquisitions, capital improvements and expansions and, to a more limited extent, joint venture opportunities that would be complementary to its present business segments. Should the Partnership elect to pursue any of these transactions, the Partnership will likely need additional capital to fund the purchase price and other capital improvements. These expenditures can vary greatly depending on the magnitude of these transactions by the Partnership.

         The Partnership's debt repayment obligations consist of payments for principal and interest on (i) Senior Notes, $180 million principal amount due January 15, 2008, and $210 million principal amount due January 15, 2028, and
(ii) $69.0 million principal amount due to the Parent Partnership related to the Partnership's share of the Parent Partnership's Three Year Facility, due in April 2004. Repayment of the long-term, senior unsecured obligations is expected to be repaid through issuance of additional long-term senior unsecured debt at the time the 2008 and 2028 debt matures, proceeds from dispositions of assets, or any combination of the above items.

         The Partnership is also contingently liable as guarantor for the lesser of one-third or $50 million principal amount (plus interest) of the joint venture borrowings of Centennial. The Partnership expects to contribute an additional $4.9 million to Centennial in 2002. The Partnership is also contingently liable as guarantor for $500 million 7.625% Senior Notes due 2012 issued in February 2002 by the Parent Partnership. The Partnership does not rely on off-balance sheet borrowings to fund its acquisitions. Other than the guarantee of Centennial debt, the Parent Partnership debt and leases covering assets utilized in several areas of its operations, the Partnership has no off-balance sheet commitments for indebtedness.

         The following table summarizes the material contractual obligations of the Partnership as of December 31, 2001 (in millions).

                                                 AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                            ---------------------------------------------------

                                                      LESS THAN                         AFTER 5
                                             TOTAL     1 YEAR    2-3 YEARS  4-5 YEARS    YEARS
                                            -------   ---------  ---------  ---------   -------
Note payable, Parent Partnership .......    $ 149.8    $  80.8    $  69.0    $    --    $    --
6.45% Senior Notes due 2008 ............      180.0         --         --         --      180.0
7.51% Senior Notes due 2028 ............      210.0         --         --         --      210.0
Centennial cash contributions ..........        4.9        4.9         --         --         --
Operating leases .......................       23.4        5.3        9.6        7.9        0.6
                                            -------    -------    -------    -------    -------
  Total ................................    $ 568.1    $  91.0    $  78.6    $   7.9    $ 390.6
                                            =======    =======    =======    =======    =======

      Sources of Future Capital

         The Partnership expects that its cash flow from operating activities will be adequate to fund cash distributions and capital additions necessary to maintain existing operations. However, expansionary capital projects and acquisitions may require additional capital contributions from the Parent Partnership. During the years ended December 31, 2001 and 2000, capital contributions by the Parent Partnership totaled $24.0 million and $16.2 million, respectively. No capital contributions were made by the Parent Partnership in 1999. The Parent Partnership has funded its capital commitments from operating cash flow, borrowings under bank credit facilities, the issuance of long term debt in capital markets and public offering of Limited Partner Units. The Partnership expects future capital needs would be similarly funded.

         On February 11, 2002, Moody's Investors Service assigned the Parent Partnership a senior unsecured debt rating, including the rating on its 7.625% Senior Notes, of Baa2 and confirmed the Baa2 senior unsecured rating of the Partnership. Both ratings were given with negative outlooks due primarily to Moody's concerns about current debt levels resulting from financing of the Parent Partnership's recent acquisitions. Moody's indicated they may lower the Parent Partnership's ratings if the Parent Partnership is not successful in reducing its debt to target levels where the Parent Partnership's debt-to-EBITDA ratio would be below 4 to 1. Generally, a subsidiary's credit rating will not be higher than its parent. The Parent Partnership is evaluating alternatives to lowering its debt-to-EBITDA ratio. Reductions in the Parent Partnership's credit ratings could increase the debt financing costs and possibly reduce the availability of financing to both the Partnership and the Parent Partnership. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant such a change.

OTHER CONSIDERATIONS

      Credit Risks

      Risks of nonpayment and nonperformance by customers are a major consideration in the Partnership's businesses. The credit procedures and policies of the Partnership may not fully eliminate customer credit risk.

      Terrorist Threats

         On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scale. Since the September 11 attacks, the United States government has issued warnings that energy assets, specifically the nation's pipeline infrastructure, could be a future target of terrorist organizations. These developments have subjected the Partnership's operations to increased risks. Any terrorist attack on the Partnership's facilities, customers' facilities and, in some cases, those of other pipelines, could have a material adverse effect on the Partnership's business. The Partnership has increased security initiatives and is working with various governmental agencies to minimize risks associated with additional terrorist attacks.

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

         In 1994, the Partnership and the IDEM entered into an Agreed Order that resulted in the implementation of a remediation program for groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, was approved by IDEM in 1999. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision is issued, the Partnership will enter into a subsequent Agreed Order for the continued operation and maintenance of the remediation program. The Partnership has an accrued liability of $0.6 million on December 31, 2001, for future remediation costs at the Seymour terminal. The Partnership believes that the completion of the remediation program will not have a future material adverse effect on its financial position, results of operations or cash flows.

         In 1994, the Partnership was issued a compliance order from the LDEQ relative to environmental contamination at the Partnership's Arcadia, Louisiana, facility. This contamination may be attributable to the operations of the Partnership, as well as adjacent petroleum terminals operated by other companies. In 1999, the Partnership's Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. The Partnership believes that the completion of the remediation program that is proposed by the Partnership will not have a future material adverse effect on its financial position, results of operations or cash flows.

      Market-Based Rates

         On May 11, 1999, the Partnership filed an application with the FERC requesting permission to charge Market-Based Rates for substantially all refined products transportation tariffs. On July 31, 2000, the FERC issued an order granting the Partnership Market-Based Rates in certain markets and set for hearing the Partnership's application for Market-Based Rates in certain destination markets and origin markets. After the matter was set for hearing, the Partnership and the protesting shippers entered into a settlement agreement resolving their respective differences. On April 25, 2001, the FERC issued an order approving the offer of settlement. As a result of the settlement, the Partnership recognized approximately $1.7 million of previously deferred transportation revenue in the second quarter of 2001. As a part of the settlement, the Partnership withdrew the application for Market-Based Rates to the Little Rock, Arkansas, Arcadia and Shreveport-Arcadia, Louisiana, destination markets, which are currently subject to the PPI Index. As a result, the Partnership made refunds of approximately $1.0 million in the third quarter of 2001 for those destination markets.

      New Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations and specifies that certain acquired intangible assets be reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. The Partnership adopted SFAS 141 during 2001, and SFAS 142 effective January 1, 2002. The adoption of SFAS 141 and SFAS 142 did not have a material effect on the financial position, results of operations or cash flows of the Partnership.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development and/or normal use of the assets. The Partnership also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS 143 effective January 1, 2003.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS No. 121, Accounting for Long-Lived Assets and For Long-Lived Assets to be Disposed Of, but retains its fundamental provisions for reorganizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. The Partnership was required to adopt SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on the financial position, results of operations or cash flows of the Partnership.

      Disclosures About Effects of Transactions with Related Parties

         The Partnership has no employees and is managed by TEPPCO GP, a wholly-owned subsidiary of the Parent Partnership. The Parent Partnership is managed by the Company, which is a wholly-owned subsidiary of DEFS. Duke Energy holds an approximate 70% interest in DEFS and Phillips holds the remaining 30%. See Item 10, Directors and Executive Officers of the Registrant and Item 13, Certain Relationships and Related Transactions for discussion regarding transactions between the Partnership, the Parent Partnership, DEFS, Duke Energy and Phillips.

FORWARD-LOOKING STATEMENTS

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Partnership may be exposed to market risk through changes in commodity prices and interest rates as discussed below. The Partnership has no foreign exchange risks. Risk management policies have been established for the Partnership by the Company's Risk Management Committee to monitor and control these market risks. The Risk Management Committee is comprised, in part, of senior executives of the Company.

         The Partnership has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate and fair value risks. These transactions generally are swaps and are entered into with major financial institutions. The derivative financial instrument related to the Partnership's fair value risks is intended to reduce the Partnership's exposure to changes in the fair value of the fixed rate Senior Notes resulting from changes in interest rates. Gains and losses from its interest rate financial instruments have been recognized in interest expense for the periods to which the derivative financial instrument relate.

         At December 31, 2001 and 2000, the Partnership had an intercompany note payable of $149.8 million and $79.8 million, respectively, payable to the Parent Partnership. At December 31, 2001, $80.8 million, included in current liabilities, related to borrowings by the Partnership under the Parent Partnership's Short-term Revolver. The Partnership's long-term portions at December 31, 2001 and 2000, totaled $69.0 million and $79.8 million, respectively, and represent borrowings by the Partnership under the Parent Partnership's Three Year Facility. The interest rate on the note payable, Parent Partnership at December 31, 2001 and 2000, was 5.05% and 10.3%, respectively. At December 31, 2001 and 2000, accrued interest includes $0.4 million and $1.4 million, respectively, due the Parent Partnership. For the years ended December 31, 2001 and 2000, interest costs incurred on the note payable, Parent Partnership totaled $7.8 million and $3.9 million, respectively. At December 31, 2001 and 2000, the carrying value of the intercompany note payable to the Parent Partnership approximated its fair value.

         As of December 31, 2001, the Partnership had in place an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. The swap agreement has a notional amount of $210 million and matures in January 2028 to match the principal and maturity of the Senior Notes. Under the swap agreement, the Partnership pays a floating rate based on a three month U.S. Dollar LIBOR rate, plus a spread, and receives a fixed rate of interest of 7.51%. During the year ended December 31, 2001, the Partnership recognized a gain of $1.8 million, included as a component of interest expense, on the interest rate swap. No gain or loss from ineffectiveness was required to be recognized.

         At December 31, 2001, the Partnership had outstanding $180 million principal amount of 6.45% Senior Notes due 2008. At December 31, 2001, the estimated fair value was approximately $172 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Partnership, together with the independent auditors' report thereon of KPMG LLP, begin on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership does not have employees, officers or directors and is managed by the General Partner, a wholly-owned subsidiary of the Parent Partnership. The directors and officers of the General Partner are appointed annually by the Parent Partnership by action of the board of directors of the Company. The directors of the General Partner, TEPPCO GP, Inc., are William L. Thacker, Barry R. Pearl and Charles H. Leonard. The Executive Officers of the General Partner are also Executive Officers of the Company. Information concerning the Executive Officers of the General Partner and the Company is contained in Item 10 of the Parent Partnership Annual Report on Form 10-K for the Year Ended December 31, 2001 (the "Parent Partnership Form 10-K"), and is incorporated by reference in this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership does not have any employees, officers or directors. The General Partner manages and operates the Partnership's business. The Executive Officers of the General Partner are employees of the Company. Certain employees of the General Partner may devote all or a portion of their time to the Partnership. The Partnership reimburses the Company for the services of such persons. The information contained in Item 11 of the Parent Partnership Form 10-K is incorporated by reference in this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Parent Partnership owns a 99.999% interest as the sole limited partner interest and the General Partner owns a 0.001% general partner interest in the Partnership. Information identifying security ownership of the Parent Partnership is contained in Item 12 of the Parent Partnership Form 10-K and is incorporated by reference in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT OF THE PARTNERSHIP

         The Partnership has no employees and is managed by TEPPCO GP, a wholly-owned subsidiary of the Parent Partnership. The Parent Partnership is managed by the Company, which is a wholly-owned subsidiary of DEFS. Duke Energy holds an approximate 70% interest in DEFS and Phillips holds the remaining 30%. According to the Partnership Agreement, the General Partner and the Company are entitled to reimbursement of all direct and indirect expenses related to business activities of the Partnership.

         For the years ended December 31, 2001, 2000, and 1999, direct expenses incurred by the Company in the amount of $41.3 million, $39.6 million, and $38.8 million, respectively, were charged to the Partnership. Substantially all such costs were related to payroll and payroll related expenses. For the years ended December 31, 2001, 2000, and 1999, expenses for administrative service and overhead allocated to the Partnership by Duke Energy and its affiliates amounted to $0.5 million, $0.8 million, and $1.8 million, respectively.

TRANSACTIONS WITH DEFS

         Effective with the purchase of the fractionation facilities on March 31, 1998, TEPPCO Colorado, LLC ("TEPPCO Colorado"), a wholly-owned subsidiary of the Partnership, and DEFS entered into a 20-year Fractionation Agreement, under which TEPPCO Colorado receives a variable fee for all fractionated volumes delivered to DEFS. Revenues recognized from the fractionation facilities totaled $7.4 million, $7.5 million and $7.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. TEPPCO Colorado and DEFS also entered into an Operation and Maintenance Agreement, whereby DEFS operates and maintains the fractionation facilities. For these services, TEPPCO Colorado pays DEFS a set volumetric rate for all fractionated volumes delivered to DEFS. Expenses related to the Operation and Maintenance Agreement totaled $0.9 million, $0.9 million and $0.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

         Effective May 2001, the Partnership entered into an agreement with DEFS to commit sole utilization of the Providence terminal to DEFS. The terminal is operated by the Partnership. During the year ended December 31, 2001, DEFS paid the Partnership $1.5 million pursuant to this agreement.

INTERESTS OF DUKE ENERGY IN THE PARENT PARTNERSHIP

         In addition to its indirect ownership of the Company through its approximately 70% interest in DEFS, Duke Energy also holds, through wholly-owned subsidiaries, Limited Partner Units and Class B Units of the Parent Partnership.

         In connection with the formation of the Parent Partnership in 1990, the Company received 2,500,000 Deferred Partnership Interests ("DPIs"). Effective April 1, 1994, all DPIs began participating in distributions of cash and allocations of profit and loss in a manner identical to Limited Partner Units and were converted into an equal number of Limited Partner Units. These Limited Partner Units were assigned to Duke Energy when ownership of the Company was transferred from Duke Energy to DEFS in 2000. Pursuant to its Partnership Agreement, the Parent Partnership has registered the resale by Duke Energy of such Limited Partner Units with the Securities and Exchange Commission. As of December 31, 2001, no such Limited Partner Units had been sold by Duke Energy.

         At December 31, 2001, Duke Energy also held 3,916,547 Class B Units of the Parent Partnership. The Class B Units share in income and distributions on the same basis as the Limited Partner Units, but they are not listed on the New York Stock Exchange. The Class B Units may be converted into Limited Partner Units upon approval by the unitholders of the Parent Partnership. The Company has the option to seek approval for the conversion of the Class B Units into Limited Partner Units; however, if the conversion is denied, Duke Energy, as holder of the Class B Units, will have the right to sell them to the Parent Partnership at 95.5% of the then current market price of the Limited Partner Units.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this Report:

             (1) Financial Statements: See Index to Financial Statements on part page F-1 of this Report for financial statements filed as of this Report.

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

         10.1+ Texas Eastern Products Pipeline Company 1997 Employee Incentive Compensation Plan executed on July 14, 1997 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1997 and incorporated herein by reference).

         10.2 Agreement Regarding Environmental Indemnities and Certain Assets (Filed as Exhibit 10.5 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

         10.3+ Texas Eastern Products Pipeline Company Management Incentive Compensation Plan executed on January 30, 1992 (Filed as
                  Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1992 and incorporated herein by reference).

         10.4+ Texas Eastern Products Pipeline Company Long-Term Incentive Compensation Plan executed on October 31, 1990 (Filed as
                  Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

         10.5+ Form of Amendment to Texas Eastern Products Pipeline Company Long-Term Incentive Compensation Plan (Filed as Exhibit 10.7 to the Partnership's Form 10-K (Commission File No. 1-10403) for the year ended December 31, 1995 and incorporated herein by reference).

         10.6+    Duke Energy Corporation Executive Savings Plan (Filed as
                  Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

         10.7+    Duke Energy Corporation Executive Cash Balance Plan (Filed as
                  Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

         10.8+ Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

         10.9+    Employment Agreement with William L. Thacker, Jr. (Filed as
                  Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1992 and incorporated herein by reference).

         10.10+ Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit
                  10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

         10.11+ Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

         10.12 Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as
                  Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

         10.13+ Form of Employment Agreement between the Company and Thomas R. Harper, David L. Langley, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, David E. Owen, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

         10.14+   Employment Agreement with Barry R. Pearl (Filed as Exhibit
                  10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

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

         10.19+ Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, Effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

         10.20+ TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

         10.21+ Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, effective September 30, 2001 (Filed as Exhibit 3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001, and incorporated herein by reference).

         -------------------------

                + A management contract or compensation plan or arrangement.

   (b) Reports on Form 8-K filed during the quarter ended December 31, 2001:

         None.

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

                               TE Products Pipeline Company, Limited Partnership
                               -------------------------------------------------
                                                 (Registrant)
                                       (A Delaware Limited Partnership)

                                             By: TEPPCO GP, Inc.,
                                              as General Partner

                                           By: /s/ WILLIAM L. THACKER
                                               ----------------------
                                                 William L. Thacker,
                                      Chief Executive Officer and Director

                                             By: /s/ BARRY R. PEARL
                                                 ------------------
                                                   Barry R. Pearl,
                                           President, Chief Operating
                                              Officer and Director

                                           By: /s/ CHARLES H. LEONARD
                                               ----------------------
                                                 Charles H. Leonard,
                                               Senior Vice President,
                                        Chief Financial Officer, Treasurer,
                                         Assistant Secretary and Director

Dated: March 26, 2002

                        CONSOLIDATED FINANCIAL STATEMENTS
              OF TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS




                                                                                                PAGE
                                                                                                ----

Independent Auditors' Report..................................................................  F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000..................................  F-3

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999........  F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999....  F-5

Consolidated Statements of Partners' Capital for the years ended December 31, 2001,
   2000 and 1999..............................................................................  F-6

Notes to Consolidated Financial Statements....................................................  F-7

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
TE Products Pipeline Company, Limited Partnership:

         We have audited the accompanying consolidated balance sheets of TE Products Pipeline Company, Limited Partnership as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and partners' capital for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TE Products Pipeline Company, Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





                                                           KPMG LLP




Houston, Texas
January 17, 2002

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   DECEMBER 31,
                                                                              ----------------------
                                                                                 2001         2000
                                                                              ---------    ---------
                                      ASSETS
Current assets:
  Cash and cash equivalents ..............................................    $   6,727    $  15,702
  Accounts receivable, trade .............................................       22,816       26,182
  Accounts receivable, related party .....................................        7,386           --
  Inventories ............................................................       10,617        8,011
  Other ..................................................................       11,069        4,220
                                                                              ---------    ---------
        Total current assets .............................................       58,615       54,115
                                                                              ---------    ---------
Property, plant and equipment, at cost (Net of accumulated depreciation
  and amortization of $264,037 and $237,858)..............................      698,803      642,381
Equity investments .......................................................       69,409        5,416
Intangible assets ........................................................       31,099       33,014
Advances to Parent Partnership ...........................................        3,993        5,195
Other assets .............................................................       17,915       15,386
                                                                              ---------    ---------
        Total assets .....................................................    $ 879,834    $ 755,507
                                                                              =========    =========

                         LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Note payable, Parent Partnership .......................................    $  80,806    $      --
  Accounts payable and accrued liabilities ...............................       18,994       12,177
  Accounts payable, Texas Eastern Products Pipeline Company, LLC .........       12,466        5,053
  Accrued interest .......................................................       12,977       13,947
  Other accrued taxes ....................................................        5,647        6,565
  Other ..................................................................       11,677        9,319
                                                                              ---------    ---------
        Total current liabilities ........................................      142,567       47,061
                                                                              ---------    ---------
Senior Notes .............................................................      389,814      389,783
Note payable, Parent Partnership .........................................       68,976       79,757
Other liabilities and deferred credits ...................................        8,365        3,991
Commitments and contingencies
Partners' capital:
  General partner's interest .............................................            3        2,383
  Limited partner's interest .............................................      270,109      232,532
                                                                              ---------    ---------
        Total partners' capital ..........................................      270,112      234,915
                                                                              ---------    ---------
        Total liabilities and partners' capital ..........................    $ 879,834    $ 755,507
                                                                              =========    =========

          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                     YEARS ENDED DECEMBER 31,
                                               -------------------------------------
                                                  2001          2000          1999
                                               ---------     ---------     ---------
Operating revenues:
  Transportation -- refined products ......    $ 139,315     $ 119,331     $ 123,004
  Transportation -- LPGs ..................       77,823        73,896        67,701
  Mont Belvieu operations .................       14,116        13,334        12,849
  Other ...................................       40,373        30,126        26,716
                                               ---------     ---------     ---------
        Total operating revenues ..........      271,627       236,687       230,270
                                               ---------     ---------     ---------

Costs and expenses:
  Operating, general and administrative ...       79,150        77,041        74,124
  Operating fuel and power ................       33,401        32,200        29,864
  Depreciation and amortization ...........       28,714        27,743        27,109
  Taxes -- other than income taxes ........        8,185         9,704         9,780
                                               ---------     ---------     ---------
        Total costs and expenses ..........      149,450       146,688       140,877
                                               ---------     ---------     ---------
        Operating income ..................      122,177        89,999        89,393
Interest expense ..........................      (33,480)      (35,132)      (31,345)
Interest capitalized ......................        3,537         4,559         2,133
Equity earnings ...........................       (1,149)           --            --
Other income -- net .......................        1,611         1,888         1,671
                                               ---------     ---------     ---------
        Net income ........................    $  92,696     $  61,314     $  61,852
                                               =========     =========     =========

          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEARS ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                       2001          2000          1999
                                                                    ---------     ---------     ---------
Cash flows from operating activities:
  Net income ....................................................   $  92,696     $  61,314     $  61,852
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation and amortization ...............................      28,714        27,743        27,109
    Equity in loss of affiliate .................................         960           176           393
    Non-cash portion of interest expense ........................         788         1,028           310
    Decrease (increase) in accounts receivable ..................       3,366        (3,757)       (4,685)
    Decrease (increase) in inventories ..........................      (2,606)          440         4,941
    Decrease (increase) in other current assets .................     (15,987)          415        (1,124)
    Increase in accounts payable and accrued expenses ...........      12,898         6,898         2,944
    Other .......................................................      (1,222)         (807)       (1,937)
                                                                    ---------     ---------     ---------
         Net cash provided by operating activities ..............     119,607        93,450        89,803
                                                                    ---------     ---------     ---------

Cash flows from investing activities:
  Proceeds from cash investments ................................       4,236         3,475         6,275
  Purchases of cash investments .................................          --        (2,000)       (3,235)
  Investment in Centennial Pipeline, LLC ........................     (64,953)       (5,040)           --
  Capital expenditures ..........................................     (81,410)      (56,516)      (69,322)
                                                                    ---------     ---------     ---------
         Net cash used in investing activities ..................    (142,127)      (60,081)      (66,282)
                                                                    ---------     ---------     ---------

Cash flows from financing activities:
  Proceeds from term loan .......................................     166,148       115,377        25,000
  Repayment of term loan ........................................     (96,917)      (99,027)           --
  Advances from (to) Parent Partnership .........................       1,202        (2,841)         (369)
  Equity contribution - General Partner .........................           1           169            --
  Equity contribution - Parent Partnership ......................      24,025        16,155            --
  Distributions .................................................     (80,914)      (70,767)      (61,608)
                                                                    ---------     ---------     ---------
         Net cash provided by (used in) financing activities ....      13,545       (40,934)      (36,977)
                                                                    ---------     ---------     ---------

Net decrease in cash and cash equivalents .......................      (8,975)       (7,565)      (13,456)
Cash and cash equivalents at beginning of period ................      15,702        23,267        36,723
                                                                    ---------     ---------     ---------
Cash and cash equivalents at end of period ......................   $   6,727     $  15,702     $  23,267
                                                                    =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
   Interest paid during the year (net of capitalized interest) ..   $  31,023     $  28,952     $  28,573

          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                               GENERAL          LIMITED
                                                              PARTNER'S         PARTNER'S
                                                               INTEREST         INTEREST            TOTAL
                                                              ---------         ----------        ---------
Partners' capital at December 31, 1998 ................        $  2,306         $ 225,834         $ 228,140
  1999 net income allocation ..........................             625            61,227            61,852
  1999 cash distributions .............................            (622)          (60,986)          (61,608)
  Option exercises, net of Unit repurchases ...........              --              (155)             (155)
                                                               --------         ---------         ---------
Partners' capital at December 31, 1999 ................           2,309           225,920           228,229
  2000 net income allocation ..........................             619            60,695            61,314
  2000 cash distributions .............................            (714)          (70,053)          (70,767)
  Capital contributions ...............................             169            16,155            16,324
  Option exercises, net of Unit repurchases ...........              --              (185)             (185)
                                                               --------         ---------         ---------
Partners' capital at December 31, 2000 ................           2,383           232,532           234,915
  Ownership restructuring .............................          (2,601)            2,601                --
  2001 net income allocation ..........................             614            92,082            92,696
  2001 cash distributions .............................            (394)          (80,520)          (80,914)
  Capital contributions ...............................               1            24,025            24,026
  Option exercises, net of Unit repurchases ...........              --              (611)             (611)
                                                               --------         ---------         ---------
Partners' capital at December 31, 2001 ................        $      3         $ 270,109         $ 270,112
                                                               ========         =========         =========


          See accompanying Notes to Consolidated Financial Statements.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  PARTNERSHIP ORGANIZATION

         TE Products Pipeline Company, Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. (the "Parent Partnership") owns a 99.999% interest as the sole limited partner. TEPPCO GP, Inc. ("TEPPCO GP" or "General Partner"), a subsidiary of the Parent Partnership, holds a 0.001% general partner interest in the Partnership. Texas Eastern Products Pipeline Company, LLC (the "Company"), a Delaware limited liability company, serves as the general partner of the Parent Partnership. The Company is a wholly-owned subsidiary of Duke Energy Field Services ("DEFS"), a joint venture between Duke Energy Corporation ("Duke Energy") and Phillips Petroleum Company ("Phillips"). Duke Energy holds an approximate 70% interest in DEFS and Phillips holds the remaining 30%. TEPPCO GP, as general partner, performs all management and operating functions required for the Partnership according to the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership ("the Partnership Agreement"). The General Partner and the Company are reimbursed by the Partnership for all reasonable direct and indirect expenses incurred in managing the Partnership.

         On July 26, 2001, the Company restructured its general partner ownership of the Partnership to cause it to be wholly-owned by the Parent Partnership. TEPPCO GP succeeded the Company as general partner of the Partnership. All remaining partner interests in the Partnership not already owned by the Parent Partnership were transferred to the Parent Partnership. In exchange for this contribution, the Company's interest as general partner of the Parent Partnership was increased to 2%. The increased percentage is the economic equivalent of the aggregate interest that the Company had prior to the restructuring through its combined interests in the Parent Partnership and the Partnership. As a result, the Parent Partnership holds a 99.999% limited partner interest in the Partnership and TEPPCO GP holds a 0.001% general partner interest. References in this Report to the "General Partner" refer to the Company prior to the restructuring and to TEPPCO GP, Inc. thereafter. This reorganization was undertaken to simplify required financial reporting by the Partnership when guarantees of Parent Partnership debt are issued by the Partnership.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

         The financial statements include the accounts of the Partnership and TEPPCO Colorado, LLC ("TEPPCO Colorado") on a consolidated basis. All significant intercompany items have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to current presentation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

ENVIRONMENTAL EXPENDITURES

         The Partnership accrues for environmental costs that relate to existing conditions caused by past operations. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. The balance of accrued undiscounted environmental liabilities are monitored on a regular basis by management. Liabilities for environmental costs at a specific site are initially recorded when the Partnership's liability for such costs, including direct internal and legal costs, is probable and a reasonable estimate of the associated costs can be made. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of the Partnership's ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation alternatives available and the evolving nature of environmental laws and regulations.

BUSINESS SEGMENTS

         The Partnership reports and operates in one business segment: transportation, storage and terminaling of refined products, liquefied petroleum gases ("LPGs") and petrochemicals. The Partnership's interstate transportation operations, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission ("FERC"). Refined products and LPGs are referred to herein, collectively, as "petroleum products" or "products."

REVENUE RECOGNITION

         Revenues of the Partnership are derived from interstate and intrastate transportation of petroleum products, storage and terminaling of petroleum products, intrastate transportation of petrochemicals, fractionation of natural gas liquids and other ancillary services. Transportation revenues are recognized as products are delivered to customers. Storage revenues are recognized upon receipt of products into storage and upon performance of storage services. Terminaling revenues are recognized as products are out-loaded. Revenues from the sale of product inventory are recognized when the products are sold. Fractionation revenues are recognized ratably over the contract year as products are delivered to DEFS.

USE OF DERIVATIVES

         Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. These statements establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. The adoption of SFAS 133 and SFAS 138 had no impact on the Partnership.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

         As of December 31, 2001, the Partnership had in place an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. The Partnership has designated this swap agreement, which hedges exposure to changes in the fair value of the Senior Notes, as a fair value hedge. The swap agreement has a notional amount of $210 million and matures in January 2028 to match the principal and maturity of the Senior Notes. Under the swap agreement, the Partnership pays a floating rate based on a three month U.S. Dollar LIBOR rate, plus a spread, and receives a fixed rate of interest of 7.51%. Since this swap is designated as a fair value hedge, the changes in fair value are recognized in current earnings. During the year ended December 31, 2001, the Partnership recognized a gain of $1.8 million, included as a component of interest expense, on the interest rate swap. No gain or loss from ineffectiveness was required to be recognized.

         By using derivative financial instruments to hedge exposures to changes in the fair value of fixed rate Senior Notes, the Partnership exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Partnership, which creates credit risk for the Partnership. When the fair value of a derivative contract is negative, the Partnership owes the counterparty and, therefore, it does not possess credit risk. The Partnership minimizes the credit risk in derivative instruments by entering into transactions with major financial institutions. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the type and degree of market risk that may be undertaken.

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

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CAPITALIZATION OF INTEREST

         The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds was 6.36%, 7.45% and 7.01% for 2001, 2000 and 1999, respectively. During the years ended December 31, 2001, 2000 and 1999, the amount of interest capitalized was $3.5 million, $4.6 million and $2.1 million, respectively.

INTANGIBLE ASSETS

         Intangible assets at December 31, 2001, consist primarily of the fractionation agreement with DEFS. The fractionation agreement with DEFS was entered into in 1998 and is being amortized over a period of 20 years. At December 31, 2001, the unamortized balance of this agreement was $30.9 million. (See Note 3. Related Party Transactions.)

INCOME TAXES

         The Partnership is a limited partnership. As a result, the Partnership's income or loss for federal income tax purposes is included in the tax return of the individual partners, and may vary substantially from income or loss reported for financial reporting purposes. Accordingly, no recognition has been given to federal income taxes for the Partnership's operations.

CASH FLOWS

         For purposes of reporting cash flows, all liquid investments with maturities at date of purchase of 90-days or less are considered cash equivalents.

UNIT OPTION PLAN

         The Partnership follows the intrinsic value based method of accounting for its stock-based compensation plans (see Note 10. Unit Option Plan). Under this method, the Partnership records no compensation expense for unit options granted when the exercise price of options granted is equal to the fair market value of the Limited Partner Units on the date of grant.

COMPREHENSIVE INCOME

         SFAS 130, Reporting Comprehensive Income requires certain items such as foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments to be reported in a financial statement. For the years ended December 31, 2001, 2000, and 1999, the Partnership's comprehensive income equaled its reported net income.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations and specifies that certain acquired intangible assets be reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. At December 31, 2001, the Partnership had no unamortized goodwill. The Partnership adopted SFAS 141 during 2001, and SFAS 142 effective January 1, 2002. The adoption of SFAS 141 and 142 did not have a material effect on the financial position, results of operations or cash flows of the Partnership.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development and/or normal use of the assets. The Partnership also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS 143 effective January 1, 2003.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS No. 121, Accounting for Long-Lived Assets and For Long-Lived Assets to be Disposed Of, but retains its fundamental provisions for reorganizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. The Partnership was required to adopt SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on the financial position, results of operations or cash flows of the Partnership.

NOTE 3.  RELATED PARTY TRANSACTIONS

         The Partnership has no employees and is managed by TEPPCO GP, a wholly-owned subsidiary of the Parent Partnership. The Parent Partnership is managed by the Company, which is a wholly-owned subsidiary of DEFS. Duke Energy holds an approximate 70% interest in DEFS and Phillips holds the remaining 30%. According to the Partnership Agreement, the General Partner and the Company are entitled to reimbursement of all direct and indirect expenses related to business activities of the Partnership (see Note 1. Partnership Organization).

         For the years ended December 31, 2001, 2000, and 1999, direct expenses incurred by the General Partner and the Company in the amount of $41.3 million, $39.6 million, and $38.8 million, respectively, were charged to the Partnership. Substantially all such costs were related to payroll and payroll related expenses. For the years ended December 31, 2001, 2000, and 1999, expenses for administrative service and overhead allocated to the Partnership by the Company (including Duke Energy and its affiliates) amounted to $0.5 million, $0.8 million, and $1.8 million, respectively.

         Effective with the purchase of the fractionation facilities on March 31, 1998, TEPPCO Colorado and DEFS entered into a 20-year Fractionation Agreement, under which TEPPCO Colorado receives a variable fee for all fractionated volumes delivered to DEFS. Revenues recognized from the fractionation facilities totaled $7.4 million, $7.5 million and $7.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. TEPPCO Colorado and DEFS also entered into an Operation and Maintenance Agreement, whereby DEFS operates and maintains the fractionation facilities. For these services, TEPPCO Colorado pays DEFS a set volumetric rate for all fractionated volumes delivered to DEFS. Expenses related to the Operation and Maintenance Agreement totaled $0.9 million, $0.9 million and $0.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

         Effective May 2001, the Partnership entered into an agreement with DEFS to commit sole utilization of the Providence terminal to DEFS. The terminal is operated by the Partnership. During the year ended December 31, 2001, DEFS paid the Partnership $1.5 million pursuant to this agreement.

NOTE 4.  EQUITY INVESTMENTS

         In August 2000, the Partnership entered into agreements with CMS Energy Corporation and Marathon Ashland Petroleum LLC to form Centennial Pipeline, LLC ("Centennial"). Centennial owns and operates an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each participant owns a one-third interest in Centennial. During 2001 and 2000, the Partnership contributed approximately $65.0 million and $5.0 million, respectively, for its investment in Centennial. Such amounts are included in the equity investment balance at December 31, 2001 and 2000.

         The Partnership uses the equity method of accounting for its investment in Centennial. Summarized financial information for Centennial as of and for the year ended December 31, 2001, is presented below (in thousands):

         Current assets ............................  $  26,849
         Noncurrent assets..........................    253,792
         Current liabilities........................     23,405
         Long-term debt.............................    128,000
         Partners' capital..........................    129,236
         Net loss...................................     (3,077)

NOTE 5.  INVENTORIES

         Inventories are valued at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows:

                                                               DECEMBER 31,
                                                         -----------------------
                                                           2001           2000
                                                         --------        -------
                                                             (IN THOUSANDS)
         Gasolines....................................    $ 4,548        $ 3,795
         Propane......................................      1,096             --
         Butanes......................................      1,431            267
         Other products...............................         23            637
         Materials and supplies.......................      3,519          3,312
                                                         --------        -------
                    Total.............................   $ 10,617        $ 8,011
                                                         ========        =======

         The costs of inventories did not exceed market values at December 31, 2001 and 2000.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

         Major categories of property, plant and equipment were as follows:

                                                                    DECEMBER 31,
                                                             -------------------------
                                                               2001            2000
                                                             ---------       ---------
                                                                  (IN THOUSANDS)
Land and right of way......................................   $ 33,838        $ 33,838
Line pipe and fittings.....................................    537,176         526,431
Storage tanks..............................................    106,001         102,343
Buildings and improvements.................................      8,547           7,652
Machinery and equipment....................................    183,053         161,697
Construction work in progress..............................     94,225          48,278
                                                             ---------       ---------
       Total property, plant and equipment.................  $ 962,840       $ 880,239
       Less accumulated depreciation and amortization......    264,037         237,858
                                                             ---------       ---------
          Net property, plant and equipment................  $ 698,803       $ 642,381
                                                             =========       =========

         Depreciation expense on property, plant and equipment was $26.8 million, $25.8 million and $25.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 7.  LONG TERM DEBT


SENIOR NOTES

         On January 27, 1998, the Partnership completed the issuance of $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). The 6.45% Senior Notes were issued at a discount and are being accreted to their face value over the term of the notes. The 6.45% Senior Notes due 2008 are not subject to redemption prior to January 15, 2008. The 7.51% Senior Notes due 2028, issued at par, may be redeemed at any time after January 15, 2008, at the option of the Partnership, in whole or in part, at a premium.

         The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations of the Partnership and rank on a parity with all other unsecured and unsubordinated indebtedness of the Partnership. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit the Partnership's ability to incur additional indebtedness. As of December 31, 2001, the Partnership was in compliance with the covenants of the Senior Notes.

         On October 4, 2001, the Partnership entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its $210 million principal amount of 7.51% fixed rate Senior Notes. The swap agreement has a notional amount of $210 million and matures in January 2028 to match the principal and maturity of the Senior Notes. Under the swap agreement, the Partnership pays a floating rate based on a three month U.S. Dollar LIBOR rate, plus a spread, and receives a fixed rate of interest of 7.51%.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

         At December 31, 2001 and 2000, the estimated fair value of the Senior Notes was approximately $362 million and $385 million, respectively. Market prices for recent transactions and rates currently available to the Partnership for debt with similar terms and maturities were used to estimate fair value.

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

         The Partnership currently utilizes debt financing available from the Parent Partnership through intercompany notes. The terms of the intercompany notes generally match the principal and interest payment dates under the Parent Partnership's credit agreements. The interest rates charged by the Parent Partnership include the stated interest rate of the Parent Partnership, plus a premium to cover debt issuance costs. The interest rate is also decreased or increased to cover gains and losses, respectively, on any interest rate swaps that the Parent Partnership may have in place on the respective credit agreements. These credit facilities of the Parent Partnership are described below.

         In July 2000, the Parent Partnership entered into a $75 million term loan and a $475 million revolving credit facility ("Three Year Facility") and borrowed $75 million and $340 million, respectively, to refinance existing bank credit facilities and to finance the acquisition of assets from ARCO Pipe Line Company, a wholly-owned subsidiary of Atlantic Richfield Company for $322.6 million. The acquired assets are held through TCTM, L.P., a 99.999% owned entity of the Parent Partnership. The term loan was repaid by the Parent Partnership on October 25, 2000. In April 2001, the Three Year Facility was amended to provide for revolving borrowings of up to $500 million including the issuance of letters of credit of up to $20 million. The term of the revised Three Year Facility was extended to April 6, 2004. The interest rate is based on the Parent Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners' capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios.

         In April 2001, the Parent Partnership entered into a 364-day, $200 million revolving credit agreement ("Short-term Revolver"). The interest rate is based on the Parent Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners' capital as well as maximum debt-to-EBITDA and minimum fixed charge coverage ratios. The Parent Partnership has requested an extension of the Short-term Revolver for an additional period of 364 days, commencing on the current termination date in April 2002. Extension of the Short-term Revolver is expected prior to the termination date.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

         On September 28, 2001, the Three Year Facility and the Short-term Revolver were amended to extend to December 31, 2001, the time period for the maximum debt-to-EBITDA ratio covenant to allow for the additional debt incurred by the Parent Partnership for the acquisition of Jonah Gas Gathering Company ("Jonah") from Alberta Energy Corporation for $359.8 million. The Jonah assets are held through TEPPCO Midstream, L.P., a 99.999% owned entity of the Parent Partnership. On November 13, 2001, the Three Year Facility and the Short-term Revolver were further amended to require prepayment of outstanding borrowings only upon the receipt of net cash proceeds from asset dispositions or from insurance proceeds in accordance with the terms of the respective agreements. At such time, certain lenders under the agreements elected to withdraw from the facilities, and the available borrowing capacities were reduced.

         At December 31, 2001 and 2000, the Partnership had an intercompany note payable of $149.8 million and $79.8 million, respectively, payable to the Parent Partnership. At December 31, 2001, $80.8 million, included in current liabilities, related to borrowings by the Partnership under the Parent Partnership's Short-term Revolver described above. The Partnership's long-term portions at December 31, 2001 and 2000, totaled $69.0 million and $79.8 million, respectively, and represent borrowings by the Partnership under the Parent Partnership's Three Year Facility described above. The interest rate on the note payable, Parent Partnership at December 31, 2001 and 2000, was 5.05% and 10.3%, respectively. At December 31, 2001 and 2000, accrued interest includes $0.4 million and $1.4 million, respectively, due the Parent Partnership. For the years ended December 31, 2001 and 2000, interest costs incurred on the note payable, Parent Partnership totaled $7.8 million and $3.9 million, respectively. At December 31, 2001 and 2000, the carrying value of the intercompany note payable to the Parent Partnership approximated its fair value.

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

         The carrying amount of cash and cash equivalents, accounts receivable, trade, inventories, other current assets, accounts payable and accrued liabilities, other current liabilities and notes payable approximates their fair value due to their short-term nature.

NOTE 9.  QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

         The Partnership makes quarterly cash distributions of all of its available cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion. Prior to the restructuring of the General Partner interest on July 26, 2001, distributions were paid 98.9899% to the Parent Partnership and 1.0101% to the Company. Subsequent to July 26, 2001, distributions are made 99.999% to the Parent Partnership and 0.001% to the General Partner.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

         For the years ended December 31, 2001, 2000 and 1999, cash distributions totaled $80.9 million, $70.8 million, and $61.6 million, respectively. The distribution increases reflect the Partnership's success in improving cash flow levels. On February 8, 2002, the Partnership paid a cash distribution of $22.9 million for the quarter ended December 31, 2001.

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


                                             PERFORMANCE        EARNINGS          EXPIRATION
                                                UNITS           THRESHOLD            YEAR
                                             -----------        ---------         ----------
Performance Unit Grants:
  1994....................................      80,000           $  1.00             2006
  1995 ...................................      70,000           $  1.25             2007
  1997....................................      11,000           $ 1.875             2009

                                               OPTIONS           OPTIONS             EXERCISE
                                             OUTSTANDING       EXERCISABLE             RANGE
                                             -----------       -----------        ---------------
Limited Partner Unit Options:
 Outstanding at December 31, 1998.........     190,796            72,359          $13.81 - $21.66
    Granted...............................     162,000                --                   $25.25
    Became exercisable....................          --            40,737          $21.66 - $25.69
    Exercised.............................     (14,000)          (14,000)         $13.81 - $14.34
                                              --------          --------
 Outstanding at December 31, 1999.........     338,796            99,096          $13.81 - $25.69
    Forfeited.............................     (28,000)           (4,000)         $25.25 - $25.69
    Became exercisable....................          --            85,365          $21.66 - $25.69
    Exercised.............................     (19,932)          (19,932)         $13.81 - $14.34
                                              --------          --------
 Outstanding at December 31, 2000.........     290,864           160,529          $13.81 - $25.69
    Forfeited.............................     (10,666)               --                   $25.25
    Became exercisable....................          --            81,669          $25.25 - $25.69
    Exercised.............................     (98,376)          (98,376)         $13.81 - $25.69
                                              --------          --------
 Outstanding at December 31, 2001.........     181,822           143,822          $13.81 - $25.69
                                              ========          ========

         As discussed in Note 2, the Partnership uses the intrinsic value method for recognizing stock-based compensation expense. The exercise price of all options awarded under the 1994 LTIP equaled the market price of the Parent Partnership's Limited Partner Units on the date of grant. Accordingly, no

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP compensation expense was recognized at the date of grant. Had compensation expense been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, compensation expense related to option grants would have totaled $226,152, $202,634 and $99,076 during 1999, 2000 and 2001, respectively. The disclosures as required by SFAS 123 are not representative of the effects on pro forma net income for future years as options vest over several years and additional awards may be granted in subsequent years.

         For purposes of determining compensation costs using the provisions of SFAS 123, the fair value of 1999 option grants were determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options were:

                                                         1999
                                                        -------
               Risk-free interest rate..............       4.7%
               Dividend yield.......................       7.6%
               Unit price volatility................        23%
               Expected option lives................    6 years

NOTE 11. LEASES

         The Partnership utilizes leased assets in several areas of its operations. Total rental expense during 2001, 2000, and 1999 was $7.1 million, $6.3 million and $6.0 million, respectively. The minimum rental payments under the Partnership's various operating leases for the years 2002 through 2006 are $5.3 million, $5.0 million, $4.6 million, $4.3 million and $3.6 million, respectively. Thereafter, payments aggregate $0.6 million through 2007.

NOTE 12. EMPLOYEE BENEFITS

RETIREMENT PLANS

         Prior to the transfer of the General Partner interest from Duke Energy to DEFS on April 1, 2000, the Company's employees participated in the Duke Energy Retirement Cash Balance Plan ("Duke Energy RCBP"), which is a noncontributory, trustee-administered pension plan. In addition, certain executive officers participated in the Duke Energy Executive Cash Balance Plan ("Duke Energy ECBP"), which is a noncontributory, nonqualified, defined benefit retirement plan. The Duke Energy ECBP was established to restore benefit reductions caused by the maximum benefit limitations that apply to qualified plans. Effective January 1, 1999, the benefit formula for all eligible employees was a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit based upon pay credits and current interest credits. The pay credits are based on a participant's salary, age, and service. As part of the change in ownership, the Company is no longer responsible for the funding of the liabilities associated with these plans.

         Effective April 1, 2000, the Company adopted the TEPPCO Retirement Cash Balance Plan ("TEPPCO RCBP") and the TEPPCO Supplemental Benefit Plan ("TEPPCO SBP"). The benefits and provisions of these plans are substantially identical to the Duke Energy RCBP and the Duke Energy ECBP previously in effect prior to April 1, 2000.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

         The components of net pension benefits costs allocated to the Partnership for the TEPPCO RCBP and the TEPPCO SBP for the years ended December 31, 2001 and 2000, and for the Duke Energy RCBP and the Duke Energy ECBP for the years ended December 31, 2000 and 1999 were as follows (in thousands):

                                                         2001          2000         1999
                                                        -------      -------      -------
      Service cost benefit earned during the year...... $ 1,833      $ 1,630      $ 1,408
      Interest cost on projected benefit obligation....     100          764        2,622
      Expected return on plan assets...................    (128)        (640)      (2,170)
      Amortization of prior service cost...............       8           --           --
      Amortization of net transition liability.........     --             4           17
      Recognized net actuarial loss ...................     --            --          286
                                                        -------      -------      -------
          Net pension benefits costs................... $ 1,813      $ 1,758      $ 2,163
                                                        =======      =======      =======

OTHER POSTRETIREMENT BENEFITS

         Prior to April 1, 2000, the Company's employees were provided with certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis through Duke Energy ("Duke Energy OPB"). Employees became eligible for these benefits if they had met certain age and service requirements at retirement, as defined in the plans. As part of the change in ownership, the Company is no longer responsible for the funding of the liabilities associated with these plans. Effective January 1, 2001, the Company provided its own plan for health care benefits for retired employees ("TEPPCO OPB").

         The Company provides a fixed dollar contribution towards retired employee medical costs. The fixed dollar contribution does not increase from year to year. The retiree pays all health care cost increases due to medical inflation.

         The components of net postretirement benefits cost allocated to the Partnership for the Duke Energy OPB for the years ended December 31, 2000 and 1999, and for the TEPPCO OPB for the year ended December 31, 2001, were as follows (in thousands):


                                                         2001          2000         1999
                                                        -------      -------      -------
Service cost benefit earned during the year............ $    72       $   39      $   172
Interest cost on accumulated postretirement
   benefit obligation..................................     100          134          500
Expected return on plan assets.........................      --          (85)        (299)
Amortization of prior service cost.....................     112          (96)        (384)
Amortization of net transition liability...............      --           54          217
                                                        -------      -------      -------
     Net postretirement benefits costs................. $   284       $   46      $   206
                                                        =======      =======      =======

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

         The weighted average assumptions used in the actuarial computations for the retirement plans and other postretirement benefit plans for the years ended December 31, 2001 and 2000 are as follows:

                                                                                     OTHER POSTRETIREMENT
                                                          PENSION BENEFITS                  BENEFITS
                                                        --------------------         --------------------
                                                         2001          2000           2001          2000
                                                        ------        ------         ------        ------

Discount rate........................................    7.25%         7.50%          7.25%         7.50%
Increase in compensation levels......................    5.06%         4.50%            --            --
Expected long-term rate of return on plan assets.....    9.00%         9.25%            --            --


         The following table sets forth the Company's pension and other postretirement benefits changes in benefit obligation, fair value of plan assets and funded status as of December 31, 2001 and 2000.

                                                                                       OTHER POSTRETIREMENT
                                                            PENSION BENEFITS                 BENEFITS
                                                        ------------------------      ----------------------
                                                           2001          2000           2001         2000(1)
                                                        ---------      ---------      ---------      -------

CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year............   $   1,144      $      --      $      --      $   --
  Service cost.......................................       1,833          1,144             72          --
  Interest cost......................................         100             (1)           100          --
  Plan amendments....................................          62             --          1,336          --
  Actuarial (gain)/loss..............................         (88)             1             52          --
  Retiree contributions..............................          --             --              7          --
  Benefits paid......................................        (151)            --             (4)         --
                                                        ---------      ---------      ---------      ------
  Benefit obligation at end of year..................   $   2,900      $   1,144      $   1,563      $   --
                                                        =========      =========      =========      ======

CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year.....   $      --      $      --      $      --      $   --
  Actual return on plan assets.......................         (29)            --             --          --
  Retiree contributions..............................          --             --              7          --
  Employer contributions.............................       3,221             --             (3)         --
  Benefits paid......................................        (151)            --             (4)         --
                                                        ---------      ---------      ---------      ------
  Fair value of plan assets at end of year...........   $   3,041      $      --      $      --      $   --
                                                        =========      =========      =========      ======

RECONCILIATION OF FUNDED STATUS
  Funded status......................................   $     141      $  (1,144)     $  (1,563)     $   --
  Unrecognized prior service cost....................          54             --          1,224          --
  Unrecognized actuarial loss........................          69             --             52          --
                                                        ---------      ---------      ---------      ------
  Net amount recognized..............................   $     264      $  (1,144)     $    (287)     $   --
                                                        =========      =========      =========      ======

----------------------

(1)   The TEPPCO OPB became effective on January 1, 2001.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

OTHER PLANS

         Duke Energy also sponsors an employee savings plan, which covers substantially all employees. Plan contributions on behalf of the Company of $2.1 million, $1.6 million and $1.6 million were expensed in 2001, 2000 and 1999, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES

         In the fall of 1999 and on December 1, 2000, the Company and the Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, in Ryan E. McCleery and Marcia S. McCleery, et. al. v. Texas Eastern Corporation, et. al. (including the Company and Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et. al. (including the Company and Partnership). In both cases, the plaintiffs contend, among other things, that the Company and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. The Company has filed an answer to both complaints, denying the allegations, as well as various other motions. These cases are in the early stages of discovery and are not covered by insurance. The Company is defending itself vigorously against the lawsuits. The plaintiffs have not stipulated the amount of damages that they are seeking in the suit. The Partnership cannot estimate the loss, if any, associated with these pending lawsuits.

         On December 21, 2001, the Partnership was named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana, in Rebecca L. Grisham et. al. v. TE Products Pipeline Company, Limited Partnership. In this case, the plaintiffs contend that the defendant's pipeline, which crosses the plaintiff's property, leaked toxic products onto the plaintiff's property. The plaintiffs further contend that this leak caused damages to the plaintiffs. The Partnership has filed an answer to the plaintiff's petition denying the allegations. The plaintiffs have not stipulated the amount of damages they are seeking in the suit. The Partnership is defending itself vigorously against the lawsuit. The Partnership cannot estimate the damages, if any, associated with this pending lawsuit, however, this case is covered by insurance.

         In addition to the litigation discussed above, the Partnership has been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. The Partnership believes that the outcome of such lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on its consolidated financial position, results of operations or cash flows.

         The operations of the Partnership are subject to federal, state and local laws and regulations governing the discharge of materials into the environment otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of injunctions delaying or prohibiting certain activities, and the need to perform investigatory and remedial activities. Although the Partnership believes its operations are in material compliance with applicable environmental laws and regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from its operations, could result in substantial costs and liabilities to the Partnership. The Partnership does not anticipate that changes in environmental laws and regulations will have a material adverse effect on its financial position, results of operations or cash flows in the near term.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

         In 1994, the Partnership and the Indiana Department of Environmental Management ("IDEM") entered into an Agreed Order that resulted in the implementation of a remediation program for groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, was approved by IDEM in 1999. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision is issued, the Partnership will enter into a subsequent Agreed Order for the continued operation and maintenance of the remediation program. The Partnership has an accrued liability of $0.6 million at December 31, 2001, for future remediation costs at the Seymour terminal. The Partnership believes that the completion of the remediation program will not have a material adverse effect on its financial position, results of operations or cash flows.

         In 1994, the Partnership was issued a compliance order from the Louisiana Department of Environmental Quality ("LDEQ") relative to environmental contamination at the Partnership's Arcadia, Louisiana, facility. This contamination may be attributable to the operations of the Partnership, as well as adjacent petroleum terminals operated by other companies. In 1999, the Partnership's Arcadia facility and the adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. The Partnership believes that the completion of the remediation program that is proposed by the Partnership will not have a future material adverse effect on its financial position, results of operations or cash flows.

         Rates of interstate oil pipeline companies, like the Partnership, are currently regulated by the FERC, primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for finished goods less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings ("Market-Based Rates") or agreements between shippers and the oil pipeline company that the rate is acceptable ("Settlement Rates").

         On May 11, 1999, the Partnership filed an application with the FERC requesting permission to charge Market-Based Rates for substantially all refined products transportation tariffs. On July 31, 2000, the FERC issued an order granting the Partnership Market-Based Rates in certain markets and set for hearing the Partnership's application for Market-Based Rates in certain destination markets and origin markets. After the matter was set for hearing, the Partnership and the protesting shippers entered into a settlement agreement resolving their respective differences. On April 25, 2001, the FERC issued an order approving the offer of settlement. As a result of the settlement, the Partnership recognized approximately $1.7 million of previously deferred transportation revenue in the second quarter of 2001. As a part of the settlement, the Partnership withdrew the application for Market-Based Rates to the Little Rock, Arkansas, Arcadia and Shreveport-Arcadia, Louisiana, destination markets, which are currently subject to the PPI Index. As a result, the Partnership made refunds of approximately $1.0 million in the third quarter of 2001 for those destination markets.

         Centennial has entered into credit facilities totaling $150 million. The proceeds were used to fund construction and conversion costs of its pipeline system. The Partnership has guaranteed one-third of the debt of Centennial up to a maximum amount of $50 million.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At December 31, 2001, the Partnership had approximately 19.7 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTE 14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                     FIRST         SECOND         THIRD          FOURTH
                                                    QUARTER        QUARTER       QUARTER         QUARTER
                                                   ---------      ---------     ---------       ---------
                                                                      (IN THOUSANDS)
2001
Operating revenues...............................   $ 64,105       $ 80,458      $ 60,362        $ 66,702
Operating income.................................     29,362         42,496        23,183          27,136
Net income.......................................   $ 21,355       $ 34,537      $ 15,430        $ 21,374

2000
Operating revenues...............................   $ 63,778       $ 54,288      $ 53,110        $ 65,511
Operating income.................................     28,338         17,199        16,707          27,755
Net income.......................................   $ 21,640       $ 10,713      $  9,219        $ 19,742


NOTE 15. SUBSEQUENT EVENT


         On February 20, 2002, the Parent Partnership issued $500 million principal amount of 7.625% Senior Notes due 2012. The Partnership and the Parent Partnership's other significant operating subsidiaries, which include TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, issued guarantees of this debt. The guarantees are full, unconditional and joint and several. The proceeds from the offering were used to reduce the outstanding balances of the Parent Partnership's credit facilities.