Form 10-Q
period 2002-03-31
TE PRODUCTS PIPELINE CO LP
filed 2002-05-14
CIK 1045548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

Commission File No. 1-13603

TE Products Pipeline Company, Limited Partnership
(Exact name of Registrant as specified in its charter)

Delaware	76-0329620
(State of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2929 Allen Parkway
P.O. Box 2521
Houston, Texas 77252-2521
(Address of principal executive offices, including zip code)

(713) 759-3636
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	1
Consolidated Statements of Income for the three months ended March 31, 2002 and 2001 (unaudited)	2
Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)	3
Notes to the Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Forward-Looking Statements	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	18

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,638	$6,727
Accounts receivable, trade	18,086	22,816
Accounts receivable, related parties	4,571	7,386
Inventories	11,349	10,617
Other	13,440	11,069

Total current assets	55,084	58,615

Property, plant and equipment, at cost (Net of accumulated depreciation and amortization of $268,039 and $264,037)	708,245	698,803
Equity investments	71,947	69,409
Intangible assets	30,620	31,099
Advances to Parent Partnership	5,383	3,993
Other assets	15,258	17,915

Total assets	$886,537	$879,834

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Note payable, Parent Partnership	$—	$80,806
Accounts payable and accrued liabilities	15,533	18,994
Accounts payable, Texas Eastern Products Pipeline Company, LLC	5,099	12,466
Accrued interest	6,758	12,977
Other accrued taxes	4,483	5,647
Other	12,608	11,677

Total current liabilities	44,481	142,567

Senior Notes	389,822	389,814
Note Payable, Parent Partnership	178,142	68,976
Other liabilities and deferred credits	8,573	8,365
Commitments and contingencies
Partners’ capital:
General partner’s interest	3	3
Limited partner’s interest	265,516	270,109

Total partners’ capital	265,519	270,112

Total liabilities and partners’ capital	$886,537	$879,834

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2002	2001

Operating revenues:
Transportation — Refined products	$25,144	$26,181
Transportation — LPGs	23,360	24,999
Mont Belvieu operations	4,506	2,897
Other	8,410	10,028

Total operating revenues	61,420	64,105

Costs and expenses:
Operating, general and administrative	19,203	16,647
Operating fuel and power	7,111	8,038
Depreciation and amortization	7,335	7,177
Taxes — other than income taxes	3,010	2,881

Total costs and expenses	36,659	34,743

Operating income	24,761	29,362
Interest expense	(7,460)	(8,680)
Interest capitalized	1,693	345
Equity earnings	(796)	—
Other income — net	133	328

Net income	$18,331	$21,355

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income	$18,331	$21,355
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,335	7,177
Equity in loss of affiliate	796	25
Non-cash portion of interest expense	8	—
Decrease in accounts receivable	4,730	9,596
Increase in inventories	(732)	(1,339)
Increase in other current assets	(2,371)	(8,017)
Decrease in accounts payable and accrued expenses	(8,111)	(7,415)
Other	(3,088)	1,561

Net cash provided by operating activities	16,898	22,943

Cash flows from investing activities:
Proceeds from cash investments	—	1,000
Investment in Centennial Pipeline, LLC	(3,334)	(2,947)
Capital expenditures	(18,088)	(8,185)

Net cash used in investing activities	(21,422)	(10,132)

Cash flows from financing activities:
Proceeds from term loan	161,099	8,000
Repayments of term loan	(132,739)	(16,427)
Distributions	(22,925)	(19,486)

Net cash provided by (used in) financing activities	5,435	(27,913)

Net increase (decrease) in cash and cash equivalents	911	(15,102)
Cash and cash equivalents at beginning of period	6,727	15,702

Cash and cash equivalents at end of period	$7,638	$600

Supplemental disclosure of cash flows:
Interest paid during the period (net of capitalized interest)	$11,268	$15,947

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

     TE Products Pipeline Company, Limited Partnership (the “Partnership”), a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. (the “Parent Partnership”) owns a 99.999% interest as the sole limited partner. TEPPCO GP, Inc. (“TEPPCO GP” or “General Partner”), a subsidiary of the Parent Partnership, holds a 0.001% general partner interest in us. Texas Eastern Products Pipeline Company, LLC (the “Company”), a Delaware limited liability company, serves as the general partner of our Parent Partnership. The Company is a wholly-owned subsidiary of Duke Energy Field Services (“DEFS”), a joint venture between Duke Energy Corporation (“Duke Energy”) and Phillips Petroleum Company (“Phillips”). Duke Energy holds an approximate 70% interest in DEFS, and Phillips holds the remaining 30%. TEPPCO GP, as general partner, performs all of our management and operating functions required according to the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership (“the Partnership Agreement”). We reimburse our General Partner and the Company for all reasonable direct and indirect expenses that they incur in managing us.

     On July 26, 2001, the Company restructured its general partner ownership in us to cause us to be wholly-owned by the Parent Partnership. TEPPCO GP succeeded the Company as our general partner. All of our remaining partner interests not already owned by the Parent Partnership were transferred to the Parent Partnership. In exchange for this contribution, the Company’s interest as general partner of the Parent Partnership was increased to 2%. The increased percentage is the economic equivalent of the aggregate interest that the Company had prior to the restructuring through its combined interests in the Parent Partnership and us. As a result, the Parent Partnership holds a 99.999% limited partner interest in us and TEPPCO GP holds a 0.001% general partner interest. In this Report, the “General Partner” refers to the Company prior to the restructuring and to TEPPCO GP, Inc. thereafter. This reorganization was undertaken to simplify our required financial reporting when we issue guarantees of Parent Partnership debt.

     As used in this Report, “we,” “us,” and “our” means TE Products Pipeline Company, Limited Partnership and, where the context requires, includes our subsidiary, TEPPCO Colorado, LLC.

     The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of the management of the Company, of a normal and recurring nature and necessary for a fair statement of our financial position as of March 31, 2002, and the results of our operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results of operations for the full year 2002. You should read the interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 2001. We have reclassified certain amounts from prior periods to conform to current presentation.

     We operate and report in one business segment: transportation and storage of refined products, liquefied petroleum gases (“LPGs”) and petrochemicals, and fractionation of natural gas liquids (“NGLs”). Our interstate transportation operations, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission (“FERC”). We refer to refined products and LPGs in this Report collectively, as “petroleum products” or “products.”

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. At March 31, 2002, our investment in Centennial included an excess investment of $29.5

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

million, which will not be amortized according to SFAS 142 (see Note 5. Equity Investments). We adopted SFAS 142 effective January 1, 2002.

     Upon the adoption of SFAS 142, we are required to reassess the useful lives and residual values of all intangible assets acquired, and make necessary amortization period adjustments by the end of the first interim period after adoption. We have completed this analysis during the three months ended March 31, 2002, resulting in no change to the amortization period for our intangible assets.

     The following table reflects the components of amortized intangible assets (in thousands):

	March 31, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Fractionation agreement	$38,000	$(7,600)	$38,000	$(7,125)
Other	281	(61)	281	(57)

Total	$38,281	$(7,661)	$38,281	$(7,182)

     Amortization expense on intangible assets was $0.5 million and $0.5 million for the three months ended March 31, 2002 and 2001, respectively. The following table sets forth the estimated amortization expense on intangible assets for the years ending December 31 (in thousands):

2002	$1,915
2003	1,915
2004	1,915
2005	1,915
2006	1,915

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS 143 effective January 1, 2003. We are currently evaluating the impact of adopting SFAS 143.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS No. 121, Accounting for Long-Lived Assets and For Long-Lived Assets to be Disposed Of, but retains its fundamental provisions for reorganizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. We adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on our financial position, results of operations or cash flows.

NOTE 3. DERIVATIVE FINANCIAL INSTRUMENTS

     We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

and Certain Hedging Activities, an amendment of FASB Statement No. 133. These statements establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of income. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings.

     On October 4, 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We have designated this swap agreement, which hedges exposure to changes in the fair value of the Senior Notes, as a fair value hedge. The swap agreement has a notional amount of $210 million and matures in January 2028 to match the principal and maturity of the Senior Notes. Under the swap agreement, we pay a floating rate based on a three month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. Since this swap is designated as a fair value hedge, the changes in fair value are recognized in current earnings. During the three months ended March 31, 2002, we recognized a gain of $1.7 million, included as a component of interest expense, on the interest rate swap. No gain or loss from ineffectiveness was required to be recognized.

     By using derivative financial instruments to hedge exposures to changes in the fair value of fixed rate Senior Notes, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we do not possess credit risk. We minimize the credit risk in derivative instruments by entering into transactions with major financial institutions. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the type and degree of market risk that may be undertaken.

NOTE 4. INVENTORIES

     Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

	March 31,	December 31,
	2002	2001

Gasolines	$4,245	$3,670
Propane	—	1,096
Butanes	866	1,431
Other products	2,689	901
Materials and supplies	3,549	3,519

Total	$11,349	$10,617

     The costs of inventories did not exceed market values at March 31, 2002, and December 31, 2001.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

NOTE 5. EQUITY INVESTMENTS

     In August 2000, we entered into agreements with CMS Energy Corporation and Marathon Ashland Petroleum LLC to form Centennial Pipeline, LLC (“Centennial”). Centennial owns and operates an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each participant owns a one-third interest in Centennial. Through 2001, we contributed approximately $70.0 million for our investment in Centennial. During the three months ended March 31, 2002, we contributed approximately $3.3 million for our investment in Centennial. These amounts are included in the equity investment balance at March 31, 2002.

     We use the equity method of accounting for to account for our investment in Centennial. Summarized financial information for Centennial as of and for the three months ended March 31, 2002, is presented below (in thousands):

Current assets	$24,219
Noncurrent assets	262,434
Current liabilities	7,524
Long-term debt	140,000
Noncurrent liabilities	13,040
Partners’ capital	126,089
Revenues	—
Net loss	(3,147)

     At March 31, 2002, our investment in Centennial included an excess investment of $29.5 million. Excess investment is the amount by which our investment balance exceeds our proportionate share of the net assets of the investment. Due to the adoption of SFAS 142, we are not amortizing the excess investment in Centennial. On an annual basis, we will test the excess investment for impairment.

NOTE 6. LONG TERM DEBT

Senior Notes

     On January 27, 1998, we completed the issuance of $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the “Senior Notes”). The 6.45% Senior Notes were issued at a discount and are being accreted to their face value over the term of the notes. The 6.45% Senior Notes due 2008 are not subject to redemption prior to January 15, 2008. The 7.51% Senior Notes due 2028, issued at par, may be redeemed at any time after January 15, 2008, at our option in whole or in part, at a premium.

     The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of March 31, 2002, we were in compliance with the covenants of the Senior Notes.

     We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above. See Note 3. Derivative Financial Instruments.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Other Long Term Debt and Credit Facilities

     We currently utilize debt financing available from our Parent Partnership through intercompany notes. The terms of the intercompany notes generally match the principal and interest payment dates under the Parent Partnership’s credit agreements. The interest rates charged by the Parent Partnership include the stated interest rate of the Parent Partnership, plus a premium to cover debt issuance costs. The interest rate is also decreased or increased to cover gains and losses, respectively, on any interest rate swaps that the Parent Partnership may have in place on the respective credit agreements. These credit facilities of the Parent Partnership are described below.

     In July 2000, the Parent Partnership entered into a $475 million revolving credit facility (“Three Year Facility”) and used the funds to refinance existing bank credit facilities and to finance the acquisition of assets from ARCO Pipe Line Company, a wholly-owned subsidiary of Atlantic Richfield Company for $322.6 million. The acquired assets are held through TCTM, L.P., a 99.999% owned entity of the Parent Partnership. On April 6, 2001, the Three Year Facility was amended to provide for revolving borrowings of up to $500 million including the issuance of letters of credit of up to $20 million. The term of the revised Three Year Facility was extended to April 6, 2004. The interest rate is based on the Parent Partnership’s option of either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners’ capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios.

     In April 2001, the Parent Partnership entered into a 364-day, $200 million revolving credit agreement (“Short-term Revolver”). The interest rate is based on the Parent Partnership’s option of either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners’ capital as well as maximum debt-to-EBITDA and minimum fixed charge coverage ratios. On March 27, 2002, the Short-term Revolver was extended for an additional period of 364 days, commencing on the current termination date in April 2002. At March 31, 2002, the Parent Partnership had no amounts outstanding under the Short-term Revolver.

     On November 13, 2001, certain lenders under the agreement elected to withdraw from the facilities, and the available borrowing capacities were reduced. On March 27, 2002, the Three Year Facility and the Short-term Revolver were amended to increase the borrowing capacities to their original amounts.

     At March 31, 2002, and December 31, 2001, we had an intercompany note payable of $178.1 million and $149.8 million, respectively, payable to our Parent Partnership. At December 31, 2001, $80.8 million, included in current liabilities, related to our borrowings under the Parent Partnership’s Short-term Revolver described above. Our long-term portion at December 31, 2001, totaled $69.0 million and represented borrowings under the Parent Partnership’s Three Year Facility. During the three months ended March 31, 2002, the Parent Partnership issued $500 million of 7.625% Senior Notes. A portion of the proceeds were used to repay the Short-term Revolver. Thus, at March 31, 2002, no amounts were included in current liabilities as our share of the Short-term Revolver had been repaid. Our long-term portion at March 31, 2002, totaled $178.1 million and represent borrowings by us under the Parent Partnership’s Three Year Facility and Senior Notes described above. The interest rate on the note payable, Parent Partnership at March 31, 2002, was 5.6%. At March 31, 2002, accrued interest includes $1.6 million due to the Parent Partnership. For the three months ended March 31, 2002, interest costs incurred on the note payable, Parent Partnership totaled $2.8 million.

NOTE 7. QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

     We make quarterly cash distributions of all of our available cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

discretion. Prior to the restructuring of the General Partner interest on July 26, 2001, we paid distributions of 98.9899% to the Parent Partnership and 1.0101% to the Company. After July 26, 2001, we pay distributions of 99.999% to the Parent Partnership and 0.001% to the General Partner.

     For the three months ended March 31, 2002 and 2001, we paid cash distributions totaling $22.9 million and $19.5 million, respectively. The distribution increases reflects our success in improving cash flow levels. On May 8, 2002, we paid a cash distribution of $22.9 million for the three months ended March 31, 2002.

NOTE 8. COMMITMENTS AND CONTINGENCIES

     In the fall of 1999 and on December 1, 2000, the Company and the Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, in Ryan E. McCleery and Marcia S. McCleery, et. al. v. Texas Eastern Corporation, et. al. (including the Company and Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et. al. (including the Company and Partnership). In both cases, the plaintiffs contend, among other things, that the Company and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. The Company has filed an answer to both complaints, denying the allegations, as well as various other motions. These cases are in the early stages of discovery and are not covered by insurance. The Company is defending itself vigorously against the lawsuits. The plaintiffs have not stipulated the amount of damages that they are seeking in the suit. We cannot estimate the loss, if any, associated with these pending lawsuits.

     On December 21, 2001, we were named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana, in Rebecca L. Grisham et. al. v. TE Products Pipeline Company, Limited Partnership. In this case, the plaintiffs contend that the defendant’s pipeline, which crosses the plaintiff’s property, leaked toxic products onto the plaintiff’s property. The plaintiffs further contend that this leak caused damages to the plaintiffs. We have filed an answer to the plaintiff’s petition denying the allegations. The plaintiffs have not stipulated the amount of damages they are seeking in the suit. We are defending ourself vigorously against the lawsuit. We cannot estimate the damages, if any, associated with this pending lawsuit, however, this case is covered by insurance.

     In addition to the litigation discussed above, we have been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     Our operations are subject to federal, state and local laws and regulations governing the discharge of materials into the environment otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of injunctions delaying or prohibiting certain activities, and the need to perform investigatory and remedial activities. Although we believe our operations are in material compliance with applicable environmental laws and regulations, risks of significant costs and liabilities are inherent in pipeline operations, and we cannot assure you that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us. We believe that changes in environmental laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows in the near term.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     In 1994, we entered into an Agreed Order with the Indiana Department of Environmental Management (“IDEM”) that resulted in the implementation of a remediation program for groundwater contamination attributable to our operations at the Seymour, Indiana, terminal. In 1999, the IDEM approved a Feasibility Study, which includes our proposed remediation program. We expect the IDEM to issue a Record of Decision formally approving the remediation program. After the Record of Decision is issued, we will enter into a subsequent Agreed Order for the continued operation and maintenance of the remediation program. We have an accrued liability of $0.5 million at March 31, 2002, for future remediation costs at the Seymour terminal. We do not expect that the completion of the remediation program will have a material adverse effect on our financial position, results of operations or cash flows.

     In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At March 31, 2002, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

     Centennial has entered into credit facilities totaling $150 million. The proceeds were used to fund construction and conversion costs of its pipeline system. As of March 31, 2002, Centennial had borrowed $140 million under its credit facility. We have guaranteed one-third of the debt of Centennial up to a maximum amount of $50 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     You should read the following review of our financial position and results of operations in conjunction with the Consolidated Financial Statements. Material period-to-period variances in the consolidated statements of income are discussed under “Results of Operations.” The “Financial Condition and Liquidity” section analyzes cash flows and financial position. “Other Considerations” addresses trends, future plans and contingencies that are reasonably likely to materially affect future liquidity or earnings. These Consolidated Financial Statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     We operate and report in one business segment: transportation and storage of refined products, LPGs, and petrochemicals and the fractionation of NGLs. Revenues are derived from the transportation of refined products and LPGs, storage and short-haul shuttle transportation of LPGs at the Mont Belvieu complex, intrastate transportation of petrochemicals, fractionation of NGLs, sale of product inventory and other ancillary services. The two largest operating expense items are labor and electric power. We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating.

Results of Operations

     The following table presents volume and average rate information for the three months ended March 31, 2002 and 2001:

	Three Months Ended
	March 31,		Percentage
			Increase
	2002	2001	(Decrease)

	(in thousands, except tariff information)
Volumes Delivered
Refined products	25,765	27,188	(5%)
LPGs	12,035	11,651	3%
Mont Belvieu operations	9,671	6,265	54%

Total	47,471	45,104	5%

Average Tariff per Barrel
Refined products	$0.98	$0.96	2%
LPGs	1.94	2.15	(10%)
Mont Belvieu operations	0.15	0.17	(12%)
Average system tariff per barrel	$1.05	$1.16	(9%)

     We reported net income of $18.3 million for the three months ended March 31, 2002, compared to net income of $21.3 million for the three months ended March 31, 2001. Net income decreased $3.0 million primarily due to a decrease of $2.7 million in operating revenues, an increase of $1.9 million in costs and expenses, losses of $0.8 million from equity investments, and a decrease of $0.2 million in other income — net, partially offset by a decrease of $2.6 million in interest expense (net of amounts capitalized). We discuss the factors influencing these variances below.

     Revenues from refined products transportation decreased $1.0 million for the three months ended March 31, 2002, compared with the three months ended March 31, 2001, due to a 5% decrease in the refined products volumes delivered. MTBE deliveries decreased 0.6 million barrels as a result of the expiration of contract deliveries to our marine terminal near Beaumont, Texas, effective April 2001. As a result of the contract expiration, we no longer transport MTBE through our pipeline system. Jet fuel volumes decreased 0.8 million barrels, or 11%, due to reduced air travel demand in the Midwest market areas. The refined products average rate per barrel increased 2% from the prior-year period primarily due to the decreased short-haul MTBE volumes delivered and an increase in market-based tariff rates in July 2001.

     Revenues from LPGs transportation decreased $1.6 million for the three months ended March 31, 2002, compared with the three months ended March 31, 2001, primarily due to decreased deliveries of propane in the upper Midwest and Northeast market areas attributable to warmer than normal weather. These decreases were partially offset by increased butane deliveries in the Midwest that resulted from favorable price differentials of Gulf Coast butane compared with competing Midwest supply sources. The LPGs average rate per barrel decreased 10% from the prior-year period as a result of a decreased percentage of long-haul deliveries during the three months ended March 31, 2002.

     Revenues generated from Mont Belvieu operations increased $1.6 million during the three months ended March 31, 2002, compared with the three months ended March 31, 2001, as a result of increased storage revenue and brine service revenue. Mont Belvieu shuttle volumes delivered increased 54% during the three months ended March 31, 2002, compared with the three months ended March 31, 2001, due to increased petrochemical demand. The Mont Belvieu average rate per barrel decreased during the three months ended March 31, 2002, as a result of increased contract shuttle deliveries, which generally carry lower rates.

     Other operating revenues decreased $1.6 million during the three months ended March 31, 2002, compared with the three months ended March 31, 2001, primarily due to lower propane deliveries at our Providence, Rhode Island, import facility, lower refined product rental charges, and increased losses we incurred as a result of exchanging products at different geographic points of delivery to position product in the Midwest market area. These decreases were partially offset by increased refined products and LPGs loading fees.

     Costs and expenses increased $1.9 million for the three months ended March 31, 2002, compared with the three months ended March 31, 2001. The increase was made up of a $2.5 million increase in operating, general and administrative expenses, a $0.2 million increase in depreciation and amortization expense, and a $0.1 million increase in taxes — other than income taxes. These increases were partially offset by a $0.9 million decrease in operating fuel and power expense. Operating, general and administrative expenses increased primarily due to higher environmental remediation expenses, increased consulting and contract services and increased labor costs. Depreciation expense increased from the prior-year period because of assets placed in service during 2001. Operating fuel and power expense decreased as a result of decreased mainline throughput. Taxes — other than income taxes increased as a result of a higher property base.

     Net loss from equity investments totaled $0.8 million during the three months ended March 31, 2002, due to pre-operating expenses of Centennial Pipeline, LLC (“Centennial”). Centennial commenced full operations in early April 2002.

     Interest expense decreased $1.2 million during the three months ended March 31, 2002, compared with the three months ended March 31, 2001, as a result of borrowings at lower interest rates under the Note Payable, Parent Partnership, partially offset by higher outstanding debt balances. Interest capitalized increased $1.3 million during the three months ended March 31, 2002, compared with the corresponding prior year period, as a result of increased balances of construction work-in-progress primarily related to Centennial.

     Other income — net decreased $0.2 million during the three months ended March 31, 2002, compared with the three months ended March 31, 2001, due primarily to lower interest income earned on cash investments.

Financial Condition and Liquidity

     Net cash from operations totaled $16.9 million for the three months ended March 31, 2002. This cash was made up of $25.7 million of income before charges for depreciation and amortization, partially offset by $8.8 million of cash used for working capital changes. This compares with net cash from operations of $22.9 million for the corresponding period in 2001, comprised of $28.5 million of income before charges for depreciation and amortization, partially offset by $5.6 million of cash used for working capital changes. Net cash from operations for the three months ended March 31, 2002 and 2001, included interest payments of $11.3 million and $15.9 million, respectively.

     Cash flows used in investing activities totaled $21.4 million during the three months ended March 31, 2002, and was comprised $18.1 million of capital expenditures and $3.3 million of cash contributions for our interest in the Centennial joint venture. Cash flows used in investing activities totaled $10.1 million for the three months ended March 31, 2001, and was comprised of $8.2 million of capital expenditures, $2.9 million of cash contributions for our interest in the Centennial joint venture, partially offset by $1.0 million of net proceeds received from cash investments.

     Centennial has entered into credit facilities totaling $150 million. The proceeds were used to fund construction and conversion costs of its pipeline system. As of March 31, 2002, Centennial had borrowed $140 million under its credit facility. We have guaranteed one-third of the debt of Centennial up to a maximum amount of $50 million.

     On February 20, 2002, the Parent Partnership issued $500 million principal amount of 7.625% Senior Notes due 2012. We and the Parent Partnership’s other significant operating subsidiaries, which include TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, issued guarantees of this debt. The guarantees are full, unconditional and joint and several. The proceeds from the offering were used to reduce the outstanding balances of the Parent Partnership’s credit facilities.

  Parent Partnership Credit Facilities

     We currently utilize debt financing available from the Parent Partnership through intercompany notes. The terms of the intercompany notes generally match the principal and interest payment dates under the Parent Partnership’s credit agreements. The interest rates charged by the Parent Partnership include the stated interest rate of the Parent Partnership, plus a premium to cover debt issuance costs. The interest rate is also decreased or increased to cover gains and losses, respectively, on any interest rate swaps that the Parent Partnership may have in place on the respective credit agreements. These credit facilities of the Parent Partnership are described below.

     In July 2000, the Parent Partnership entered into a $475 million revolving credit facility (“Three Year Facility”) and used the proceeds to refinance existing bank credit facilities and to finance the acquisition of assets from ARCO Pipe Line Company, a wholly-owned subsidiary of Atlantic Richfield Company for $322.6 million. The acquired assets are held through TCTM, L.P., a 99.999% owned entity of the Parent Partnership. In April 2001, the Three Year Facility was amended to provide for revolving borrowings of up to $500 million including the issuance of letters of credit of up to $20 million. The term of the revised Three Year Facility was extended to April 6, 2004. The interest rate is based on the Parent Partnership’s option of either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners’ capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios.

     In April 2001, the Parent Partnership entered into a 364-day, $200 million revolving credit agreement (“Short-term Revolver”). The interest rate is based on the Parent Partnership’s option of either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners’ capital as well as maximum debt-to-EBITDA and minimum fixed charge coverage ratios. On March 27, 2002, the Short-term Revolver was extended for an additional period of 364 days, commencing on the current termination date in April 2002. At March 31, 2002, no amounts were outstanding under the Short-term Revolver.

     On November 13, 2001, certain lenders under the Three Year Facility and the Short-term Revolver elected to withdraw from the facilities, and the available borrowing capacities were reduced. On March 27, 2002, the Three

Year Facility and the Short-term Revolver were amended to increase the borrowing capacities to their original amounts.

     At March 31, 2002, and December 31, 2001, we had an intercompany note payable of $178.1 million and $149.8 million, respectively, payable to our Parent Partnership. At December 31, 2001, $80.8 million, included in current liabilities, related to our borrowings under the Parent Partnership’s Short-term Revolver described above. Our long-term portion at December 31, 2001, totaled $69.0 million and represented borrowings under the Parent Partnership’s Three Year Facility. During the three months ended March 31, 2002, the Parent Partnership issued $500 million of 7.625% Senior Notes. A portion of the proceeds were used to repay the Short-term Revolver. Thus, at March 31, 2002, no amounts were included in current liabilities as our share of the Short-term Revolver had been repaid. Our long-term portion at March 31, 2002 totaled $178.1 million and represent borrowings by us under the Parent Partnership’s Three Year Facility and Senior Notes described above. The interest rate on the note payable, Parent Partnership at March 31, 2002, was 5.6%. At March 31, 2002, accrued interest includes $1.6 million due to the Parent Partnership. For the three months ended March 31, 2002, interest costs incurred on the note payable, Parent Partnership totaled $2.8 million.

  Senior Notes

     On January 27, 1998, we completed the issuance of $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the “Senior Notes”). The 6.45% Senior Notes were issued at a discount and are being accreted to their face value over the term of the notes. The 6.45% Senior Notes due 2008 are not subject to redemption prior to January 15, 2008. The 7.51% Senior Notes due 2028, issued at par, may be redeemed at any time after January 15, 2008, at our option, in whole or in part, at a premium.

     The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness.

     In October 2001, we entered into an interest rate hedge agreement with a notional amount and expiration related to a portion of our Senior Notes, as more fully described in Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

  Cash Distributions

     For the three months ended March 31, 2002 and 2001, we paid cash distributions of $22.9 million and $19.5 million, respectively. The distribution increases reflect our success in improving cash flow levels. On May 8, 2002, we paid a cash distribution of $22.9 million for the three months ended March 31, 2002.

  Future Capital Needs and Commitments

     We estimate that capital expenditures, excluding acquisitions, for 2002 will be approximately $56 million (which includes $4 million of capitalized interest). We expect to use approximately $21 million for revenue generating projects. We also expect to use approximately $20 million for maintenance capital spending and approximately $11 million for system upgrade projects. Revenue generating projects will include the completion of facilities to support the receipt and delivery locations with Centennial and other projects to expand our service capabilities. We expect to use approximately $4.9 million of maintenance capital spending for pipeline rehabilitation projects to comply with regulations enacted by the United States Department of Transportation Office of Pipeline Safety. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present system. These expenditures can vary greatly depending on the magnitude of our transactions. Capital expenditures may be financed through internally generated funds, debt or capital contributions from the Parent Partnership.

     Our debt repayment obligations consist of payments for principal and interest on (i) Senior Notes, $180 million principal amount due January 15, 2008, and $210 million principal amount due January 15, 2028, and (ii) $178.1 million principal amount due to the Parent Partnership related to our share of the Parent Partnership’s Three Year Facility and Senior Notes, due in April 2004 and February 2012, respectively. We expect to repay the long-term, senior unsecured obligations through the issuance of additional long-term senior unsecured debt at the time the 2008 and 2028 debt matures, proceeds from dispositions of assets, or any combination of the above items.

     We are also contingently liable as guarantor for the lesser of one-third or $50 million principal amount (plus interest) of the joint venture borrowings of Centennial. We expect to contribute an additional $4.4 million to Centennial in the remaining nine months of 2002. We are also contingently liable as guarantor for $500 million 7.625% Senior Notes due 2012 issued in February 2002 by the Parent Partnership. We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no off-balance sheet commitments for indebtedness other than the guarantee of Centennial debt, the Parent Partnership debt and leases covering assets utilized in several areas of its operations.

     The following table summarizes our material contractual obligations as of March 31, 2002 (in millions).

	Amount of Commitment Expiration Per Period

		Less than
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

Note payable, Parent Partnership	$178.1	$—	$40.6	$—	$137.5
6.45% Senior Notes due 2008	180.0	—	—	—	180.0
7.51% Senior Notes due 2028	210.0	—	—	—	210.0
Centennial cash contributions	4.4	4.4	—	—	—
Operating leases	21.8	5.2	9.3	7.2	0.1

Total	$594.3	$9.6	$49.9	$7.2	$527.6

  Sources of Future Capital

     We expect that our cash flow from operating activities will be adequate to fund cash distributions and capital additions necessary to maintain existing operations. However, expansionary capital projects and acquisitions may require additional capital contributions from the Parent Partnership. No capital contributions were made by the Parent Partnership during the three months ended March 31, 2002 and 2001. The Parent Partnership has funded its capital commitments from operating cash flow, borrowings under bank credit facilities, the issuance of long term debt in capital markets and public offering of Limited Partner Units. We expect future capital needs would be similarly funded.

     On February 11, 2002, Moody’s Investors Service assigned the Parent Partnership a senior unsecured debt rating, including the rating on its 7.625% Senior Notes, of Baa2 and confirmed the Baa2 senior unsecured rating for us. Both ratings were given with negative outlooks due primarily to Moody’s concerns about current debt levels resulting from financing of the Parent Partnership’s recent acquisitions. Moody’s indicated they may lower the Parent Partnership’s ratings if the Parent Partnership is not successful in reducing its debt to target levels where the Parent Partnership’s debt-to-EBITDA ratio would be below 4 to 1. Generally, a subsidiary’s credit rating will not be higher than its parent. The Parent Partnership is evaluating alternatives to lowering its debt-to-EBITDA ratio. Reductions in the Parent Partnership’s credit ratings could increase the debt financing costs and possibly reduce the availability of financing to both us and the Parent Partnership. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant such a change.

Other Considerations

     Our operations are subject to federal, state and local laws and regulations governing the discharge of materials into the environment otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of injunctions delaying or prohibiting certain activities, and the need to perform investigatory and remedial activities. Although we believe our operations are in material compliance with applicable environmental laws and regulations, risks of significant costs and liabilities are inherent in pipeline operations, and we cannot assure you that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us. We believe that changes in environmental laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows in the near term.

     In 1994, we entered into an Agreed Order with the IDEM that resulted in the implementation of a remediation program for groundwater contamination attributable to our operations at the Seymour, Indiana, terminal. In 1999, the IDEM approved a Feasibility Study, which includes our proposed remediation program. We expect the IDEM to issue a Record of Decision formally approving the remediation program. After the Record of Decision is issued, we will enter into a subsequent Agreed Order for the continued operation and maintenance of the remediation program. We have an accrued liability of $0.5 million on March 31, 2002, for future remediation costs at the Seymour terminal. We do not expect that the completion of the remediation program will have a future material adverse effect on our financial position, results of operations or cash flows.

     In 1994, the LDEQ issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At March 31, 2002, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

  New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. At March 31, 2002, our investment in Centennial included an excess investment of $29.5 million, which will not be amortized according to SFAS 142 (see Note 5. Equity Investments). We adopted SFAS 142 effective January 1, 2002. The adoption of SFAS 142 did not have a material effect on our financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation for the retirement of tangible long-lived assets. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS 143 effective January 1, 2003. We are currently evaluating the impact of adopting SFAS 143.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS No. 121, Accounting for Long-Lived Assets and For Long-Lived Assets to be Disposed Of, but retains its fundamental provisions for reorganizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. We adopted SFAS 144 effective January 1,

2002. The adoption of SFAS 144 did not have a material effect on our financial position, results of operations or cash flows.

Forward-Looking Statements

     The matters discussed herein include “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline companies, changes in laws or regulations, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to or effect on us or our business or operations. For additional discussion of such risks and uncertainties, see our 2001 Annual Report on Form 10-K and other filings we have made with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We may be exposed to market risk through changes in commodity prices and interest rates as discussed below. We do not have foreign exchange risks. Our Risk Management Committee has established policies to monitor and control these market risks. The Risk Management Committee is comprised, in part, of senior executives of the Company.

     We have utilized and expect to continue to utilize derivative financial instruments with respect to a portion of our interest rate and fair value risks. These transactions generally are swaps, and we enter into them with major financial institutions. The derivative financial instrument related to our fair value risks are intended to reduce our exposure to changes in the fair value of the fixed rate Senior Notes resulting from changes in interest rates. Gains and losses from its interest rate financial instruments have been recognized in interest expense for the periods to which the derivative financial instrument relate.

     At March 31, 2002, and December 31, 2001, we had an intercompany note payable of $178.1 million and $149.8 million, respectively, payable to our Parent Partnership. At December 31, 2001, $80.8 million, included in current liabilities, related to our borrowings under the Parent Partnership’s Short-term Revolver described above. Our long-term portion at December 31, 2001, totaled $69.0 million and represented borrowings under the Parent Partnership’s Three Year Facility. During the three months ended March 31, 2002, the Parent Partnership issued $500 million of 7.625% Senior Notes. A portion of the proceeds were used to repay the Short-term Revolver. Thus, at March 31, 2002, no amounts were included in current liabilities as our share of the Short-term Revolver had been repaid. Our long-term portion at March 31, 2002, totaled $178.1 million and represent borrowings by us under the Parent Partnership’s Three Year Facility and Senior Notes described above. The interest rate on the note payable, Parent Partnership at March 31, 2002, was 5.6%. At March 31, 2002, accrued interest includes $1.6 million due to the Parent Partnership. For the three months ended March 31, 2002, interest costs incurred on the note payable, Parent Partnership totaled $2.8 million.

     As of March 31, 2002, we had in place an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. The swap agreement has a notional amount of $210 million and matures in January 2028 to match the principal and maturity of the Senior Notes. Under the swap agreement, we pay a floating rate based on a three month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the three months ended March 31, 2002, we recognized a gain of $1.7 million, included as a component of interest expense, on the interest rate swap. No gain or loss from ineffectiveness was required to be recognized.

     At March 31, 2002, we had outstanding $180 million principal amount of 6.45% Senior Notes due 2008 and $210 million principal amount of 7.51% Senior Notes due 2028. At March 31, 2002, the estimated fair value of the Senior Notes was approximately $361.6 million.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

4.1	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).
10.1+	Texas Eastern Products Pipeline Company 1997 Employee Incentive Compensation Plan executed on July 14, 1997 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1997 and incorporated herein by reference).
10.2	Agreement Regarding Environmental Indemnities and Certain Assets (Filed as Exhibit 10.5 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).
10.3+	Texas Eastern Products Pipeline Company Management Incentive Compensation Plan executed on January 30, 1992 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1992 and incorporated herein by reference).
10.4+	Texas Eastern Products Pipeline Company Long-Term Incentive Compensation Plan executed on October 31, 1990 (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).
10.5+	Form of Amendment to Texas Eastern Products Pipeline Company Long-Term Incentive Compensation Plan (Filed as Exhibit 10.7 to 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1995 and incorporated herein by reference).
10.6+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).
10.7+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).
10.8+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).
10.9+	Employment Agreement with William L. Thacker, Jr. (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1992 and incorporated herein by reference).

10.10+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).
10.11+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).
10.12	Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).
10.13+	Form of Employment Agreement between the Company and Thomas R. Harper, David L. Langley, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, David E. Owen, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).
10.14+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).
10.15	Agreement Between Owner and Contractor between TE Products Pipeline Company, Limited Partnership and Eagleton Engineering Company, dated February 4, 1999 (Filed as Exhibit 10.21 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).
10.16	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).
10.17	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).
10.18	Credit Agreement between TEPPCO Partners, L.P., SunTrust Bank, and Certain Lenders, dated July 14, 2000 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2000 and incorporated herein by reference).
10.19+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, Effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).
10.20+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).
10.21	Contribution, Assignment and Amendment Agreement amount TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).
10.22+	Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, effective September 21, 2001 (Filed as Exhibit 3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001, and incorporated herein by reference).

+	A management contract or compensation plan or arrangement.

     (b)  Reports on Form 8-K filed during the quarter ended March 31, 2002:

A Report on Form 8-K was filed on February 20, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

TE Products Pipeline Company, Limited Partnership
(Registrant) (A Delaware Limited Partnership)

		By:	TEPPCO GP, Inc., as General Partner

		By:	/s/ BARRY R. PEARL

Barry R. Pearl, President, Chief Executive Officer and Director

		By:	/s/ CHARLES H. LEONARD

Charles H. Leonard, Senior Vice President, Chief Financial Officer and Director
Date:	May 13, 2002