Form 10-Q
period 2002-06-30
TE PRODUCTS PIPELINE CO LP
filed 2002-08-14
CIK 1045548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

Commission File No. 1-13603

TE Products Pipeline Company, Limited Partnership

(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation or Organization)	76-0329620 (I.R.S. Employer Identification Number)

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

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	1
Consolidated Statements of Income for the three months and six months ended June 30, 2002 and 2001 (unaudited)	2
Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (unaudited)	3
Notes to the Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Forward-Looking Statements	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	21

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,090	$3,654
Accounts receivable, trade	17,423	22,815
Accounts receivable, related parties	13,277	7,386
Inventories	8,524	10,617
Other	12,056	11,069
Total assets of discontinued operations	—	35,798

Total current assets	57,370	91,339

Property, plant and equipment, at cost (Net of accumulated depreciation and amortization of $276,068 and $263,662)	711,986	697,178
Equity investments	74,149	69,409
Advances to Parent Partnership	5,803	3,993
Other assets	16,421	17,915

Total assets	$865,729	$879,834

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Note payable, Parent Partnership	$—	$72,490
Accounts payable and accrued liabilities	16,372	18,994
Accounts payable, Texas Eastern Products Pipeline Company, LLC	6,796	12,455
Accrued interest	14,936	12,977
Other accrued taxes	5,922	5,647
Other	10,775	10,204
Total liabilities of discontinued operations	—	33,366

Total current liabilities	54,801	166,133

Senior Notes	389,830	389,814
Note Payable, Parent Partnership	146,244	45,410
Other liabilities and deferred credits	19,756	8,365
Commitments and contingencies
Partners’ capital:
General partner’s interest	48	3
Limited partner’s interest	255,050	270,109

Total partners’ capital	255,098	270,112

Total liabilities and partners’ capital	$865,729	$879,834

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Operating revenues:
Transportation — Refined products	$31,803	$51,406	$56,947	$77,587
Transportation — LPGs	10,813	13,506	34,173	38,505
Mont Belvieu operations	2,889	2,997	7,395	5,894
Other	9,151	10,637	15,727	18,861

Total operating revenues	54,656	78,546	114,242	140,847

Costs and expenses:
Operating, general and administrative	20,376	19,359	39,362	35,788
Operating fuel and power	5,528	9,204	12,639	17,242
Depreciation and amortization	7,364	6,703	14,196	13,376
Taxes — other than income taxes	2,811	1,966	5,821	4,847

Total costs and expenses	36,079	37,232	72,018	71,253

Operating income	18,577	41,314	42,224	69,594
Interest expense	(7,202)	(7,944)	(13,941)	(15,914)
Interest capitalized	498	590	2,191	935
Equity earnings	(2,190)	(339)	(2,986)	(339)
Other income — net	70	388	194	681

Income before discontinued operations	9,753	34,009	27,682	54,957
Income from discontinued operations	510	528	912	935

Net income	$10,263	$34,537	$28,594	$55,892

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income from continuing operations	$27,682	$54,957
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	14,196	13,376
Equity in loss of affiliate	2,986	339
Non-cash portion of interest expense	16	—
Decrease in accounts receivable	5,392	1,424
Decrease (increase) in inventories	2,093	(735)
Increase in other current assets	(987)	(4,808)
Increase in accounts payable and accrued expenses	4,417	389
Other	(1,933)	3,661

Net cash provided by continuing operations	53,862	68,603
Net cash provided by discontinued operations	2,344	3,123

Net cash provided by operating activities	56,206	71,726

Cash flows from investing activities:
Proceeds from cash investments	—	3,236
Proceeds from sale of assets	3,380	—
Investment in Centennial Pipeline, LLC	(7,726)	(25,142)
Capital expenditures	(34,161)	(26,648)

Net cash used in investing activities	(38,507)	(48,554)

Cash flows from financing activities:
Proceeds from term loan	176,099	—
Repayments of term loan	(147,755)	6,634
Issuance of Limited Partner Units, net	2,230	—
General Partner’s contributions	46	—
Distributions	(45,883)	(38,972)

Net cash used in financing activities	(15,263)	(32,338)

Net increase (decrease) in cash and cash equivalents	2,436	(9,166)
Cash and cash equivalents at beginning of period	3,654	9,166

Cash and cash equivalents at end of period	$6,090	$—

Supplemental disclosure of cash flows:
Interest paid during the period (net of capitalized interest)	$10,675	$16,661

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

     On July 26, 2001, the Company restructured its general partner ownership in us to cause us to be wholly-owned by the Parent Partnership. TEPPCO GP succeeded the Company as our general partner. All of our remaining partner interests not already owned by the Parent Partnership were transferred to the Parent Partnership. In exchange for this contribution, the Company’s interest as general partner of the Parent Partnership was increased to 2%. The increased percentage is the economic equivalent of the aggregate interest that the Company had prior to the restructuring through its combined interests in the Parent Partnership and us. As a result, the Parent Partnership holds a 99.999% limited partner interest in us and TEPPCO GP holds a 0.001% general partner interest. In this Report, the “General Partner” refers to the Company prior to the restructuring and to TEPPCO GP thereafter. This reorganization was undertaken to simplify our required financial reporting when we issue guarantees of Parent Partnership debt.

     As used in this Report, “we,” “us,” and “our” means TE Products Pipeline Company, Limited Partnership.

     The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the management of the Company, of a normal and recurring nature and necessary for a fair statement of our financial position as of June 30, 2002, and the results of our operations and cash flows for the periods presented. The results of operations for the three months and six months ended June 30, 2002, are not necessarily indicative of results of operations for the full year 2002. You should read the interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 2001. We have reclassified certain amounts from prior periods to conform with the current presentation.

     We operate and report in one business segment: transportation and storage of refined products, liquefied petroleum gases (“LPGs”) and petrochemicals. Our interstate transportation operations, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission (“FERC”). We refer to refined products and LPGs in this Report collectively, as “petroleum products” or “products.”

     Effective January 1, 2002, our Parent Partnership realigned its business segments to reflect its entry into the natural gas gathering business and the expanded scope of its natural gas liquids (“NGLs”) operations. During the second quarter of 2002, as part of this realignment, we transferred our investment in TEPPCO Colorado, LLC (“TEPPCO Colorado”), which fractionates NGLs, to TEPPCO Midstream Companies, L.P. (“TEPPCO Midstream”). The transfer was recorded at the book value of TEPPCO Colorado’s net assets, which was $4.1 million. In connection with the transfer, we received $4 million in cash and recorded a receivable from TEPPCO Midstream for $0.1 million. As a result of the transfer, the results of operations of TEPPCO Colorado for the periods presented are reflected as discontinued operations (see Note 9. Discontinued Operations). Prior periods presented have been restated to reflect the current presentation.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. At June 30, 2002, our investment in Centennial Pipeline, LLC (“Centennial”) included an excess investment (equity method goodwill) of $32.7 million, which will not be amortized according to SFAS 142 (see Note 5. Equity Investments). We adopted SFAS 142 effective January 1, 2002. The adoption of SFAS 142 did not have a material effect on our financial position, results of operations or cash flows.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS No. 121, Accounting for Long-Lived Assets and For Long-Lived Assets to be Disposed Of, but retains its fundamental provisions for reorganizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. We adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 resulted in the classification of the transfer of TEPPCO Colorado as discontinued operations. Under previously existing literature, the classification of the transfer of TEPPCO Colorado as discontinued operations would not have been required.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. We are required to adopt SFAS 145 effective January 1, 2003. We do not believe that the adoption of SFAS 145 will have a material effect on our financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS 146 will have a material effect on our financial position, results of operations or cash flows.

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

     By using derivative financial instruments to hedge exposures to changes in the fair value of our fixed rate Senior Notes, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we do not possess credit risk. We minimize the credit risk in derivative instruments by entering into transactions with major financial institutions. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the type and degree of market risk that may be undertaken.

     On October 4, 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We have designated this swap agreement, which hedges exposure to changes in the fair value of the Senior Notes, as a fair value hedge. The swap agreement has a notional amount of $210 million and matures in January 2028 to match the principal and maturity of the Senior Notes. Under the swap agreement, we pay a floating rate based on a three month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the six months ended June 30, 2002, we recognized a gain of $3.6 million, recorded as a reduction of interest expense, on the interest rate swap. During the quarter ended June 30, 2002, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.

NOTE 4. INVENTORIES

     Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

	June 30,	December 31,
	2002	2001

Gasolines	$1,145	$3,670
Propane	—	1,096
Butanes	2,280	1,431
Other products	1,262	901
Materials and supplies	3,837	3,519

Total	$8,524	$10,617

     The costs of inventories did not exceed market values at June 30, 2002, and December 31, 2001.

NOTE 5. EQUITY INVESTMENTS

     In August 2000, we entered into agreements with CMS Energy Corporation and Marathon Ashland Petroleum LLC to form Centennial. Centennial owns and operates an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each participant owns a one-third interest in Centennial. CMS Energy Corporation has announced that it is exploring the sale of certain of its assets, including its investment in Centennial.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Through December 31, 2001, we contributed approximately $70 million for our investment in Centennial. During the six months ended June 30, 2002, we contributed approximately $7.7 million for our investment in Centennial. These amounts are included in the equity investment balance at June 30, 2002.

     We use the equity method of accounting to account for our investment in Centennial. Summarized income statement data for Centennial for the six months ended June 30, 2002, and 2001, is presented below (in thousands):

	Six Months Ended June 30,

	2002	2001

Revenues	$4,692	$—
Net loss	(8,486)	(124)

     Summarized balance sheet data for Centennial as of June 30, 2002, and December 31, 2001, is presented below (in thousands):

	June 30,	December 31,
	2002	2001

Current assets	$15,842	$26,849
Noncurrent assets	277,162	253,792
Current liabilities	15,189	23,405
Long-term debt	140,000	128,000
Noncurrent liabilities	14,553	—
Partners’ capital	123,262	129,236

     At June 30, 2002, our investment in Centennial included an excess investment (equity method goodwill) of $32.7 million. Excess investment is the amount by which our investment balance exceeds our proportionate share of the net assets of the investment. Due to the adoption of SFAS 142, we are not amortizing the excess investment in Centennial. We will test the excess investment for impairment on an annual basis.

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

     The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of June 30, 2002, we were in compliance with the covenants of the Senior Notes.

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

     On July 14, 2000, our Parent Partnership entered into a $475 million revolving credit facility (“Three Year Facility”) and used the funds to refinance existing bank credit facilities and to finance the acquisition of assets from ARCO Pipe Line Company, a wholly-owned subsidiary of Atlantic Richfield Company for $322.6 million. The acquired assets are held through TCTM, L.P., a 99.999% owned entity of the Parent Partnership. On April 6, 2001, the Three Year Facility was amended to provide for revolving borrowings of up to $500 million including the issuance of letters of credit of up to $20 million. The term of the revised Three Year Facility was extended to April 6, 2004. The interest rate is based, at the Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners’ capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios. On November 13, 2001, certain lenders under the agreement elected to withdraw from the facility, and the available borrowing capacity was reduced to $411 million. On March 27, 2002, the Three Year Facility was amended to increase the borrowing capacity to $500 million. On June 27, 2002, the Three Year Facility was amended to increase the maximum debt-to-EBITDA ratio covenant to allow the Parent Partnership to incur additional indebtedness to finance a portion of the purchase price of the acquisition of Val Verde Gathering System (“Val Verde”) from Burlington Resources Gathering Inc., a subsidiary of Burlington Resources, Inc. On June 27, 2002, the Parent Partnership drew down the existing capacity of the Three Year Facility. At June 30, 2002, $500 million was outstanding under the Three Year Facility.

     On April 6, 2001, the Parent Partnership entered into a 364-day, $200 million revolving credit agreement (“Short-term Revolver”). The interest rate is based, at the Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners’ capital as well as maximum debt-to-EBITDA and minimum fixed charge coverage ratios. On March 27, 2002, the Short-term Revolver was extended for an additional period of 364 days, ending in April 2003. On June 27, 2002, the Short-term Revolver was amended to increase the maximum debt-to-EBITDA ratio covenant to allow the Parent Partnership to incur additional indebtedness to finance a portion of the Val Verde acquisition. On June 27, 2002, the Parent Partnership drew down $72 million under the Short-term Revolver, and at June 30, 2002, $72 million was outstanding under this facility.

     As of June 30, 2002, and December 31, 2001, we had intercompany notes payable to our Parent Partnership of $146.2 million and $117.9 million, respectively. At December 31, 2001, $72.5 million, included in current liabilities, related to our borrowings under the Parent Partnership’s Short-term Revolver described above. Our long-term portion at December 31, 2001, totaled $45.4 million and represented borrowings under the Parent Partnership’s Three Year Facility. During the six months ended June 30, 2002, the Parent Partnership issued $500 million principal amount of 7.625% Senior Notes due 2012. The Parent Partnership used a portion of the proceeds to repay the Short-term Revolver. Thus, at June 30, 2002, no amounts were included in current liabilities as our share of the Short-term Revolver had been repaid. Our long-term portion at June 30, 2002, totaled $146.2 million and represents

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

borrowings by us under the Parent Partnership’s Three Year Facility and Senior Notes described above. The interest rate on the note payable, Parent Partnership at June 30, 2002, was 5.7%. At June 30, 2002, accrued interest includes $2.4 million due to the Parent Partnership. For the six months ended June 30, 2002, interest costs incurred on the note payable, Parent Partnership totaled $3.7 million.

NOTE 7. QUARTERLY DISTRIBUTONS OF AVAILABLE CASH

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

     For the six months ended June 30, 2002, and 2001, we paid cash distributions totaling $45.9 million and $39 million, respectively. The distribution increases reflects our success in improving cash flow levels. We paid a cash distribution of $24.5 million on August 8, 2002, for the three months ended June 30, 2002.

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

     On December 21, 2001, we were named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana, in Rebecca L. Grisham et. al. v. TE Products Pipeline Company, Limited Partnership. In this case, the plaintiffs contend that our pipeline, which crosses the plaintiff’s property, leaked toxic products onto the plaintiff’s property. The plaintiffs further contend that this leak caused damages to the plaintiffs. We have filed an answer to the plaintiff’s petition denying the allegations. The plaintiffs have not stipulated the amount of damages they are seeking in the suit. We are defending ourself vigorously against the lawsuit. We cannot estimate the damages, if any, associated with this pending lawsuit, however; this case is covered by insurance.

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

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     Our operations are subject to federal, state and local laws and regulations governing the discharge of materials into the environment. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of injunctions delaying or prohibiting certain activities, and the need to perform investigatory and remedial activities. Although we believe our operations are in material compliance with applicable environmental laws and regulations, risks of significant costs and liabilities are inherent in pipeline operations, and we cannot assure you that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us. We believe that changes in environmental laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows in the near term.

     In 1994, we entered into an Agreed Order with the Indiana Department of Environmental Management (“IDEM”) that resulted in the implementation of a remediation program for groundwater contamination attributable to our operations at the Seymour, Indiana, terminal. In 1999, the IDEM approved a Feasibility Study, which includes our proposed remediation program. We expect the IDEM to issue a Record of Decision formally approving the remediation program. After the Record of Decision is issued, we will enter into a subsequent Agreed Order for the continued operation and maintenance of the remediation program. We have an accrued liability of $0.5 million at June 30, 2002, for future remediation costs at the Seymour terminal. We do not expect that the completion of the remediation program will have a material adverse effect on our financial position, results of operations or cash flows.

     In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At June 30, 2002, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

     Centennial has entered into credit facilities totaling $150 million. The proceeds were used to fund construction and conversion costs of its pipeline system. As of June 30, 2002, Centennial had borrowed $140 million under its credit facility. We have guaranteed one-third of the debt of Centennial up to a maximum amount of $50 million.

NOTE 9. DISCONTINUED OPERATIONS

     Effective January 1, 2002, our Parent Partnership realigned its business segments to reflect its entry into the natural gas gathering business and the expanded scope of its natural gas liquids (“NGLs”) operations. As part of this realignment, on May 31, 2002, we entered into an Assignment and Assumption Agreement to transfer our investment in TEPPCO Colorado to TEPPCO Midstream at the book value of TEPPCO Colorado’s net assets. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets requires that long-lived assets to be disposed of should be recorded at the lower of their carrying amount or fair value less costs to sell. As a result, in the quarter ended June 30, 2002, we compared the fair value of TEPPCO Colorado to its carrying value, and noted no indication of impairment.

     The transfer of TEPPCO Colorado to TEPPCO Midstream was recorded at the book value of the net assets, which was $4.1 million. In connection with the transfer, we received $4 million in cash and recorded a receivable from TEPPCO Midstream for $0.1 million. TEPPCO Midstream assumed the outstanding debt of TEPPCO Colorado of $32 million as part of the transaction. As a result of the transfer, the results of operations have been restated to classify revenue, expenses, assets and liabilities of TEPPCO Colorado as discontinued operations. The net income from discontinued operations totaled $0.5 million during each of the three months ended June 30, 2002, and 2001, and $0.9 million during each of the six months

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

ended June 30, 2002, and 2001. Condensed statements of income are shown below for TEPPCO Colorado for the three months and six months ended June 30, 2002, and 2001 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$1,281	$1,912	$3,115	$3,716
Operating, general and administrative	150	225	369	444
Depreciation and amortization	336	504	840	1,008

Operating income	795	1,183	1,906	2,264
Interest expense	(294)	(672)	(1,015)	(1,383)
Other income — net	9	17	21	54

Net income	$510	$528	$912	$935

     Assets and liabilities from discontinued operations at December 31, 2001, are presented in the table below (in thousands):

December 31,
2001

Cash	$3,073
Accounts receivable, trade	1
Property, plant and equipment, net	1,625
Intangible assets	31,099

Total assets	$35,798

Accounts payable, Texas Eastern Products Pipeline Company, LLC	$11
Other current liabilities	1,473
Note payable, Parent Partnership	31,882

Total liabilities	$33,366

Net assets	$2,432

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     You should read the following review of our financial position and results of operations in conjunction with the Consolidated Financial Statements. Material period-to-period variances in the consolidated statements of income are discussed under “Results of Operations.” The “Financial Condition and Liquidity” section analyzes cash flows and financial position. “Other Considerations” addresses certain trends, future plans and contingencies that could affect future liquidity or earnings. These Consolidated Financial Statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     We operate and report in one business segment: transportation and storage of refined products, LPGs, and petrochemicals. Revenues are derived from the transportation of refined products and LPGs, storage and short-haul shuttle transportation of LPGs at the Mont Belvieu complex, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. The two largest operating expense items are labor and electric power. We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating. Our results also include the equity losses from our investment in Centennial Pipeline, LLC (“Centennial”).

Results of Operations

     The following table presents volume and average rate information for the three months and six months ended June 30, 2002, and 2001:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
			Increase			Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)

	(in thousands, except tariff information)
Volumes Delivered
Refined products	35,344	33,360	6%	61,109	60,548	1%
LPGs	7,056	6,907	2%	19,091	18,558	3%
Mont Belvieu operations	5,586	4,571	22%	15,257	10,836	41%

Total	47,986	44,838	7%	95,457	89,942	6%

Average Tariff per Barrel
Refined products	$0.90	$0.97	(7%)	$0.93	$0.97	(4%)
LPGs	1.53	1.96	(22%)	1.79	2.07	(14%)
Mont Belvieu operations	0.13	0.18	(28%)	0.14	0.17	(18%)
Average system tariff per barrel	$0.90	$1.04	(14%)	$0.98	$1.10	(11%)

  Three Months ended June 30, 2002 compared to Three Months ended June 30, 2001

     We reported net income of $10.3 million for the three months ended June 30, 2002, compared with net income of $34.5 million for the three months ended June 30, 2001. Net income decreased $24.2 million primarily due to a decrease of $23.9 million in operating revenues and losses of $2.2 million from equity investments, partially offset by a decrease of $1.2 million in costs and expenses and a $0.7 million decrease in interest expense. We discuss the factors influencing these variances below.

     Revenues from refined products transportation decreased $19.6 million for the three months ended June 30, 2002, compared with the three months ended June 30, 2001, due primarily to $18.9 million of revenue recognized in the 2001 period from a cash settlement received from a canceled transportation agreement with Pennzoil-Quaker State Company (“Pennzoil”) and the recognition of $1.7 million of previously deferred revenue related to the approval of market-based-rates during the second quarter of 2001. These decreases were partially offset by a 6%

increase in refined products volumes delivered during the second quarter of 2002, primarily due to barrels received into our pipeline from Centennial at Creal Springs, Illinois. Centennial commenced refined products deliveries to us beginning in April 2002. The overall increase in refined products deliveries was partially offset by a 0.7 million barrel decrease in methyl tertiary butyl ether (“MTBE”) deliveries as a result of the expiration of contract deliveries to our marine terminal near Beaumont, Texas, effective April 2001. As a result of the contract expiration, we no longer transport MTBE through our system. The refined products average rate per barrel decreased 7% from the prior-year period due to the impact of the Midwest origin point for volumes received from Centennial, which was partially offset by decreased short-haul MTBE volumes delivered and higher market-based tariff rates, which went into effect in July 2001.

     Revenues from LPGs transportation decreased $2.7 million for the three months ended June 30, 2002, compared with the three months ended June 30, 2001, primarily due to decreased deliveries of propane in the upper Midwest and Northeast market areas caused by lower prices from competing Canadian and mid-continent propane supply as compared to propane originating from the Gulf Coast. Total LPGs volumes delivered increased 2% as a result of increased short-haul deliveries to a petrochemical facility on the upper Texas Gulf Coast. The LPGs average rate per barrel decreased 22% from the prior-year period as a result of a decreased percentage of long-haul deliveries during the three months ended June 30, 2002.

     Revenues generated from Mont Belvieu operations decreased $0.1 million during the three months ended June 30, 2002, compared with the three months ended June 30, 2001, as a result of increased contract shuttle deliveries, which generally carry lower rates. Total Mont Belvieu shuttle volumes delivered increased 22% during the three months ended June 30, 2002, compared with the three months ended June 30, 2001, due to increased petrochemical demand.

     Other operating revenues decreased $1.5 million during the three months ended June 30, 2002, compared with the three months ended June 30, 2001, primarily due to lower propane deliveries at our Providence, Rhode Island, import facility, lower refined product rental charges and lower margins on product inventory sales. These decreases were partially offset by increased refined products and LPGs loading fees.

     Costs and expenses decreased $1.2 million for the three months ended June 30, 2002, compared with the three months ended June 30, 2001. The decrease was comprised of a $3.7 million decrease in operating fuel and power expense, partially offset by a $1 million increase in operating, general and administrative expenses, a $0.7 million increase in depreciation and amortization expense, and a $0.8 million increase in taxes — other than income taxes. Operating fuel and power expense decreased as a result of decreased mainline throughput and lower electric power costs. Operating, general and administrative expenses increased primarily due to increased consulting and contract services, increased rental charges and increased labor costs. Depreciation expense increased from the prior-year period because of assets placed in service during 2001. Taxes — other than income taxes increased as a result of a higher property base in 2002.

     Net losses from equity investments totaled $2.2 million during the three months ended June 30, 2002, due to start-up expenses of Centennial. Centennial commenced operations in early April 2002.

     Interest expense decreased $0.7 million during the three months ended June 30, 2002, compared with the three months ended June 30, 2001, due to lower interest rates on the Note Payable, Parent Partnership.

  Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

     We reported net income of $28.6 million for the six months ended June 30, 2002, compared with net income of $55.9 million for the six months ended June 30, 2001. Net income decreased $27.3 million primarily due to a decrease of $26.6 million in operating revenues, an increase of $0.8 million in costs and expenses and increased losses from equity investments of $2.6 million. The decreases to net income were partially offset by a $2 million decrease in interest expense and a $1.3 million increase in interest capitalized. We discuss the factors influencing these variances below.

     Revenues from refined products transportation decreased $20.6 million for the six months ended June 30, 2002, compared with the six months ended June 30, 2001, due primarily to $18.9 million of revenue recognized in the 2001 period from a cash settlement received from a canceled transportation agreement with Pennzoil and the recognition of $1.7 million of previously deferred revenue related to the approval of market-based-rates during the second quarter of 2001. These decreases were partially offset by a 1% increase in refined products volumes delivered during the six months ended June 30, 2002, primarily due to barrels received into our pipeline from Centennial at Creal Springs, Illinois. Centennial commenced refined products deliveries to us beginning in April 2002. The overall increase in refined products deliveries was partially offset by a 1.3 million barrel decrease in MTBE deliveries as a result of the expiration of contract deliveries to our marine terminal near Beaumont, Texas, effective April 2001. As a result of the contract expiration, we no longer transport MTBE through our system. The refined products average rate per barrel decreased 4% from the prior-year period due to the impact of the Midwest origin point for volumes received from Centennial, which was partially offset by decreased short-haul MTBE volumes delivered and higher market-based tariff rates, which went into effect in July 2001.

     Revenues from LPGs transportation decreased $4.3 million for the six months ended June 30, 2002, compared with the six months ended June 30, 2001, primarily due to decreased deliveries of propane in the upper Midwest and Northeast market areas attributable to warmer than normal weather. The decrease is also due to lower prices from competing Canadian and mid-continent propane supply as compared to propane originating from the Gulf Coast. Total LPGs volumes delivered increased 3% as a result of increased short-haul deliveries to a petrochemical facility on the upper Texas Gulf Coast. The LPGs average rate per barrel decreased 14% from the prior-year period as a result of a decreased percentage of long-haul deliveries during the six months ended June 30, 2002.

     Revenues generated from Mont Belvieu operations increased $1.5 million during the six months ended June 30, 2002, compared with the six months ended June 30, 2001, as a result of increased storage revenue and brine service revenue. Mont Belvieu shuttle volumes delivered increased 41% during the six months ended June 30, 2002, compared with the six months ended June 30, 2001, due to increased petrochemical demand. The Mont Belvieu average rate per barrel decreased during the six months ended June 30, 2002, as a result of increased contract shuttle deliveries, which generally carry lower rates.

     Other operating revenues decreased $3.1 million during the six months ended June 30, 2002, compared with the six months ended June 30, 2001, primarily due to lower propane deliveries at our Providence, Rhode Island, import facility, lower refined product rental charges, lower margins on product inventory sales, and increased losses as a result of exchanging products at different geographic points of delivery to position product in the Midwest market area. These decreases were partially offset by increased refined products and LPGs loading fees.

     Costs and expenses increased $0.8 million for the six months ended June 30, 2002, compared with the six months ended June 30, 2001. The increase was made up of a $3.6 million increase in operating, general and administrative expenses, a $0.8 million increase in depreciation and amortization expense, and a $1 million increase in taxes — other than income taxes. These increases were partially offset by a $4.6 million decrease in operating fuel and power expense. Operating, general and administrative expenses increased, primarily due to higher environmental remediation expenses, increased consulting and contract services and increased labor costs. Depreciation expense increased from the prior-year period because of assets placed in service during 2001. Operating fuel and power expense decreased as a result of decreased mainline throughput and lower power costs. Taxes — other than income taxes increased as a result of a higher property base in 2002.

     Net losses from equity investments totaled $3 million during the six months ended June 30, 2002, due to pre-operating expenses and start-up costs of Centennial. Centennial commenced operations in early April 2002.

     Interest expense decreased $2 million during the six months ended June 30, 2002, compared with the six months ended June 30, 2001, due to lower interest rates on the Note Payable, Parent Partnership. Interest capitalized increased $1.3 million during the six months ended June 30, 2002, compared with the six months ended June 30, 2001, due to increased balances during 2002 on construction work-in-progress and our investments in Centennial during its construction.

  Discontinued Operations

     Effective January 1, 2002, our Parent Partnership realigned its business segments to reflect its entry into the natural gas gathering business and the expanded scope of its natural gas liquids (“NGLs”) operations. As part of this realignment, on May 31, 2002, we entered into an Assignment and Assumption Agreement with TEPPCO Midstream to transfer our investment in TEPPCO Colorado, which fractionates NGLs, to TEPPCO Midstream at the book value of TEPPCO Colorado’s net assets (see Note 9. Discontinued Operations). Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that long-lived assets to be disposed of should be recorded at the lower of their carrying amount or fair value less costs to sell. As a result, in the quarter ended June 30, 2002, we compared the fair value of TEPPCO Colorado to its carrying value, and noted no indication of impairment.

     As a result of the transfer, the results of operations have been restated to classify revenue, expenses, assets and liabilities of TEPPCO Colorado as discontinued operations. The net income from discontinued operations totaled $0.5 million during each of the three months ended June 30, 2002, and 2001, and $0.9 million during each of the six months ended June 30, 2002, and 2001. Condensed statements of income are shown below for TEPPCO Colorado for the three months and six months ended June 30, 2002, and 2001 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$1,281	$1,912	$3,115	$3,716
Operating, general and administrative	150	225	369	444
Depreciation and amortization	336	504	840	1,008

Operating income	795	1,183	1,906	2,264
Interest expense	(294)	(672)	(1,015)	(1,383)
Other income — net	9	17	21	54

Net income	$510	$528	$912	$935

     The following table presents volume and average rate information for TEPPCO Colorado for the three months and six months ended June 30, 2002, and 2001:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
			Increase			Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)

Fractionation — NGLs:
Thousand barrels	1,032	1,044	(1%)	2,043	2,059	(1%)
Average rate per barrel	$1.840	$1.831	1%	$1.827	$1.805	1%

Financial Condition and Liquidity

     Net cash from operations totaled $56.2 million for the six months ended June 30, 2002. This cash was made up of $41.9 million of income before charges for depreciation and amortization, $12 million of cash from working capital changes, and $2.3 million of cash from discontinued operations. This compares with net cash from operations of $71.7 million for the corresponding period in 2001, comprised of $68.3 million of income before charges for depreciation and amortization, $0.3 million of cash from working capital changes, and $3.1 million of cash from discontinued operations. Net cash from operations for the six months ended June 30, 2002, and 2001, included interest payments of $10.7 million and $16.7 million, respectively.

     Cash flows used in investing activities totaled $38.5 million during the six months ended June 30, 2002, and was comprised of $34.2 million of capital expenditures and $7.7 million of cash contributions for our interest in Centennial, partially offset by $3.4 million of cash proceeds from the sale of assets. Cash flows used in investing activities totaled $48.6 million for the six months ended June 30, 2001, and was comprised of $26.6 million of capital expenditures, and $25.2 million of cash contributions for our interest in Centennial, partially offset by $3.2 million of net proceeds received from cash investments.

     Centennial has entered into credit facilities totaling $150 million. The proceeds were used to fund construction and conversion costs of its pipeline system. As of June 30, 2002, Centennial had borrowed $140 million under its credit facility. We have guaranteed one-third of the debt of Centennial up to a maximum amount of $50 million.

     On February 20, 2002, the Parent Partnership issued $500 million principal amount of 7.625% Senior Notes due 2012. We and the Parent Partnership’s other significant operating subsidiaries, which include TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, issued guarantees of this debt. On June 30, 2002, the Parent Partnership acquired the Val Verde Gathering System (“Val Verde”) through its subsidiary, Val Verde Gas Gathering Company, L.P., which also issued unconditional guarantees of the Parent Partnership’s debt securities. The guarantees are full, unconditional and joint and several. The proceeds from the offering of the $500 million principal amount of 7.625% Senior Notes were used to reduce the outstanding balances of the Parent Partnership’s credit facilities.

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

     On July 14, 2000, our Parent Partnership entered into a $475 million revolving credit facility (“Three Year Facility”) and used the funds to refinance existing bank credit facilities and to finance the acquisition of assets from ARCO Pipe Line Company, a wholly-owned subsidiary of Atlantic Richfield Company for $322.6 million. The acquired assets are held through TCTM, L.P., a 99.999% owned entity of the Parent Partnership. On April 6, 2001, the Three Year Facility was amended to provide for revolving borrowings of up to $500 million including the issuance of letters of credit of up to $20 million. The term of the revised Three Year Facility was extended to April 6, 2004. The interest rate is based, at the Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners’ capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios. On November 13, 2001, certain lenders under the agreement elected to withdraw from the facility, and the available borrowing capacity was reduced to $411 million. On March 27, 2002, the Three Year Facility was amended to increase the borrowing capacity to $500 million. On June 27, 2002, the Three Year Facility was amended to increase the maximum debt-to-EBITDA ratio covenant to allow the Parent Partnership to incur additional indebtedness to finance a portion of the purchase price of the acquisition of Val Verde from Burlington Resources Gathering Inc., a subsidiary of Burlington Resources, Inc. On June 27, 2002, the Parent Partnership drew down the existing capacity of the Three Year Facility. At June 30, 2002, $500 million was outstanding under the Three Year Facility.

     On April 6, 2001, the Parent Partnership entered into a 364-day, $200 million revolving credit agreement (“Short-term Revolver”). The interest rate is based, at the Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners’ capital as well as maximum debt-to-EBITDA and minimum fixed charge coverage ratios. On March 27, 2002, the Short-term

Revolver was extended for an additional period of 364 days, ending in April 2003. On June 27, 2002, the Short-term Revolver was amended to increase the maximum debt-to-EBITDA ratio covenant to allow the Parent Partnership to incur additional indebtedness to finance a portion of the Val Verde acquisition. On June 27, 2002, the Parent Partnership drew down $72 million under the Short-term Revolver, and at June 30, 2002, $72 million was outstanding under this facility.

     As of June 30, 2002, and December 31, 2001, we had intercompany notes payable to our Parent Partnership of $146.2 million and $117.9 million, respectively. At December 31, 2001, $72.5 million, included in current liabilities, related to our borrowings under the Parent Partnership’s Short-term Revolver described above. Our long-term portion at December 31, 2001, totaled $45.4 million and represented borrowings under the Parent Partnership’s Three Year Facility. During the six months ended June 30, 2002, the Parent Partnership issued $500 million principal amount of 7.625% Senior Notes due 2012. The Parent Partnership used a portion of the proceeds to repay the Short-term Revolver. Thus, at June 30, 2002, no amounts were included in current liabilities as our share of the Short-term Revolver had been repaid. Our long-term portion at June 30, 2002, totaled $146.2 million and represents borrowings by us under the Parent Partnership’s Three Year Facility and Senior Notes described above. The interest rate on the note payable, Parent Partnership at June 30, 2002, was 5.7%. At June 30, 2002, accrued interest includes $2.4 million due to the Parent Partnership. For the six months ended June 30, 2002, interest costs incurred on the note payable, Parent Partnership totaled $3.7 million.

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

     The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of June 30, 2002, we were in compliance with the covenants of the Senior Notes.

     In October 2001, we entered into an interest rate hedge agreement with a notional amount and expiration related to a portion of our Senior Notes, as more fully described in Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

  Cash Distributions

     For the six months ended June 30, 2002 and 2001, we paid cash distributions of $45.9 million and $39 million, respectively. The distribution increases reflect our success in improving cash flow levels. We paid a cash distribution of $24.5 million on August 8, 2002, for the three months ended June 30, 2002.

  Future Capital Needs and Commitments

     We estimate that capital expenditures, excluding acquisitions, for 2002 will be approximately $65 million (which includes $3 million of capitalized interest). We expect to use approximately $35 million for revenue generating projects, approximately $18 million for maintenance capital spending and approximately $9 million for system upgrade projects. Revenue generating projects will include the installation of a brine pond at our Mont Belvieu LPGs storage facility, the installation of improvements at the Princeton, Indiana, LPGs truck loading facility, and the completion of facilities to support receipt and delivery locations with Centennial. We expect to use approximately $4.1 million of maintenance capital spending for pipeline rehabilitation projects to comply with regulations enacted by the United States Department of Transportation Office of Pipeline Safety. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present system. These expenditures can vary greatly depending on the magnitude of our transactions. Capital expenditures may be financed through internally generated funds, debt or capital contributions from the Parent Partnership.

     Our debt repayment obligations consist of payments for principal and interest on (i) Senior Notes, $180 million principal amount due January 15, 2008, and $210 million principal amount due January 15, 2028, and (ii) $146.2 million principal amount due to the Parent Partnership related to our share of the Parent Partnership’s Three Year Facility and Senior Notes, due in April 2004 and February 2012, respectively. We expect to repay the long-term, senior unsecured obligations through the issuance of additional long-term senior unsecured debt at the time the 2008 and 2028 debt matures, proceeds from dispositions of assets, or any combination of the above items.

     We are also contingently liable as guarantor for the lesser of one-third or $50 million principal amount (plus interest) of the borrowings of Centennial. We expect to contribute an additional $3 million to Centennial in the remaining six months of 2002. We are also contingently liable as guarantor for $500 million principal amount of 7.625% Senior Notes due 2012 issued in February 2002 by the Parent Partnership. We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no off-balance sheet commitments for indebtedness other than the guarantee of the Centennial debt, the Parent Partnership debt and leases covering assets utilized in several areas of our operations.

     The following table summarizes our debt repayment obligations and material contractual commitments as of June 30, 2002 (in millions).

	Amount of Commitment Expiration Per Period

		Less than 1			After
	Total	Year	2-3 Years	4-5 Years	5 Years

Note payable, Parent Partnership	$146.2	$—	$25.1	$—	$121.1
6.45% Senior Notes due 2008	180.0	—	—	—	180.0
7.51% Senior Notes due 2028	210.0	—	—	—	210.0
Centennial cash contributions	3.0	3.0	—	—	—
Operating leases	21.0	5.3	9.4	6.3	—

Total	$560.2	$8.3	$34.5	$6.3	$511.1

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

     On May 29, 2002, Moody’s Investors Service downgraded our Parent Partnership’s senior unsecured debt rating to Baa3 from Baa2. We were also included in this downgrade. These ratings were given with stable outlooks, and followed our Parent Partnership’s announcement of the $444 million acquisition of Val Verde. The downgrades reflect Moody’s concern that the Parent Partnership has a high level of debt relative to many of its peers and that its debt may be continually higher than its long-term targets if the Parent Partnership continues to make a series of acquisitions of increasingly larger size. Because of its high distribution rate, the Parent Partnership is particularly reliant on external financing to finance its acquisitions. Moody’s indicated that the Parent Partnership’s cash flows are becoming less predictable as a result of its acquisitions and expansion into the crude oil and natural gas gathering businesses. The Parent Partnership is evaluating alternatives to lowering its debt-to-EBITDA ratio. Further reductions in the Parent Partnership’s and our credit ratings could increase the debt financing costs or possibly reduce the availability of financing. Generally, a subsidiary’s credit rating will not be higher than its parent. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant such a change.

Other Considerations

     Our operations are subject to federal, state and local laws and regulations governing the discharge of materials into the environment. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of injunctions delaying or prohibiting certain activities, and the need to perform investigatory and remedial activities. Although we believe our operations are in material compliance with applicable environmental laws and regulations, risks of significant costs and liabilities are inherent in pipeline operations, and we cannot assure you that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us. We believe that changes in environmental laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows in the near term.

     In 1994, we entered into an Agreed Order with the IDEM that resulted in the implementation of a remediation program for groundwater contamination attributable to our operations at the Seymour, Indiana, terminal. In 1999, the IDEM approved a Feasibility Study, which includes our proposed remediation program. We expect the IDEM to issue a Record of Decision formally approving the remediation program. After the Record of Decision is issued, we will enter into a subsequent Agreed Order for the continued operation and maintenance of the remediation program. We have an accrued liability of $0.5 million at June 30, 2002, for future remediation costs at the Seymour terminal. We do not expect that the completion of the remediation program will have a future material adverse effect on our financial position, results of operations or cash flows.

     In 1994, the LDEQ issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At June 30, 2002, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

  New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. At June 30, 2002, our investment in Centennial included an excess investment of $32.7 million, which will not be amortized according to SFAS 142 (see Note 5. Equity Investments). We adopted SFAS 142 effective January 1, 2002. The adoption of SFAS 142 did not have a material effect on our financial position, results of operations or cash flows.

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. We are required to adopt SFAS 145 effective January 1, 2003. We do not believe that the adoption of SFAS 145 will have a material effect on our financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS 146 will have a material effect on our financial position, results of operations or cash flows.

Forward-Looking Statements

     The matters discussed in this Report include “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses based on our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline companies, changes in laws or regulations, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations. For additional discussion of such risks and uncertainties, see our 2001 Annual Report on Form 10-K and other filings we have made with the Securities and Exchange Commission.

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

     We have utilized and expect to continue to utilize derivative financial instruments with respect to a portion of our interest rate and fair value risks. These transactions generally are swaps, and we enter into them with major financial institutions. The derivative financial instrument related to our fair value risks are intended to reduce our exposure to changes in the fair value of our fixed rate Senior Notes resulting from changes in interest rates. Gains and losses from our interest rate financial instruments have been recognized in interest expense for the periods to which the derivative financial instrument relate.

     As of June 30, 2002, and December 31, 2001, we had intercompany notes payable to our Parent Partnership of $146.2 million and $117.9 million, respectively. At December 31, 2001, $72.5 million, included in current liabilities, related to our borrowings under the Parent Partnership’s Short-term Revolver described above. Our long-term portion at December 31, 2001, totaled $45.4 million and represented borrowings under the Parent Partnership’s Three Year Facility. During the six months ended June 30, 2002, the Parent Partnership issued $500 million principal amount of 7.625% Senior Notes due 2012. The Parent Partnership used a portion of the proceeds to repay the Short-term Revolver. Thus, at June 30, 2002, no amounts were included in current liabilities as our share of the Short-term Revolver had been repaid. Our long-term portion at June 30, 2002, totaled $146.2 million and represents borrowings by us under the Parent Partnership’s Three Year Facility and Senior Notes described above. The interest rate on the note payable, Parent Partnership at June 30, 2002, was 5.7%. At June 30, 2002, accrued interest includes $2.4 million due to the Parent Partnership. For the six months ended June 30, 2002, interest costs incurred on the note payable, Parent Partnership totaled $3.7 million.

     As of June 30, 2002, we had an interest rate swap agreement in place to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We have designated this swap agreement, which hedges exposure to changes in the fair value of the Senior Notes, as a fair value hedge. The swap agreement has a notional amount of $210 million and matures in January 2028 to match the principal and maturity of the Senior Notes. Under the swap agreement, we pay a floating rate based on a three month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the six months ended June 30, 2002, we recognized a gain of $3.6 million, recorded as a reduction of interest expense, on the interest rate swap. During the quarter ended June 30, 2002, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.

     At June 30, 2002, we had outstanding $180 million principal amount of 6.45% Senior Notes due 2008 and $210 million principal amount of 7.51% Senior Notes due 2028. At June 30, 2002, the estimated fair value of the Senior Notes was approximately $371 million.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

3.1	Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, effective September 21, 2001 (Filed as Exhibit 3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001, and incorporated herein by reference).

4.1	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.2	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.3	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.4	Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.1+	Texas Eastern Products Pipeline Company 1997 Employee Incentive Compensation Plan executed on July 14, 1997 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1997 and incorporated herein by reference).

10.2+	Texas Eastern Products Pipeline Company Management Incentive Compensation Plan executed on January 30, 1992 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1992 and incorporated herein by reference).

10.3+	Texas Eastern Products Pipeline Company Long-Term Incentive Compensation Plan executed on October 31, 1990 (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

10.4+	Form of Amendment to Texas Eastern Products Pipeline Company Long-Term Incentive Compensation Plan (Filed as Exhibit 10.7 to 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1995 and incorporated herein by reference).

10.5+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.6+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.7+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.8+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

10.9+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File
No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.10+	Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.11+	Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File
No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.12+	Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.13	Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File
No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.14+	Form of Employment Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, David E. Owen, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.15+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.16	Agreement Between Owner and Contractor between TE Products Pipeline Company, Limited Partnership and Eagleton Engineering Company, dated February 4, 1999 (Filed as Exhibit 10.21 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.17	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File
No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.18	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.19+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.20+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.21	Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.22	Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.23	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File
No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.24	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.25	Amendment 1, dated as of September 28, 2001, to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.33 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.26	Amendment 1, dated as of September 28, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.34 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.27	Amendment and Restatement, dated as of November 13, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.35 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.28	Second Amendment and Restatement, dated as of November 13, 2001, to the Amended and Restated Credit Agreement amount TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.36 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.29	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and Certain Lenders, as Lenders dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 10.44 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.30	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.45 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.31	Amendment, dated as of June 27, 2002 to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent, and Certain Lenders, dated as of March 28, 2002 ($500,000,000 Revolving Credit Facility) (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.32	Amendment 1, dated as of June 27, 2002 to the Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 99.4 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.33+	Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan, effective June 1, 2002 (Filed as Exhibit 10.49 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002, and incorporated herein by reference).

99.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	A management contract or compensation plan or arrangement.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2002:

                           None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

TE Products Pipeline Company, Limited Partnership (Registrant) (A Delaware Limited Partnership)

By:	TEPPCO GP, Inc., as General Partner

By:	/s/ BARRY R. PEARL Barry R. Pearl, President, Chief Executive Officer and Director

By:	/s/ CHARLES H. LEONARD Charles H. Leonard, Senior Vice President, Chief Financial Officer and Director

Date: August 14, 2002

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

99.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	A management contract or compensation plan or arrangement.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2002:

                           None.