Form 10-Q
period 2002-09-30
TE PRODUCTS PIPELINE CO LP
filed 2002-11-04
CIK 1045548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001	1

Consolidated Statements of Income for the three months and nine months ended September 30, 2002 and 2001 (unaudited)	2

Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited)	3

Notes to the Consolidated Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Forward-Looking Statements	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	24

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,671	$3,654
Accounts receivable, trade	19,638	22,815
Accounts receivable, related parties	13,394	7,386
Inventories	11,220	10,617
Other	9,270	11,069
Total assets of discontinued operations	—	35,798

Total current assets	62,193	91,339

Property, plant and equipment, at cost (Net of accumulated depreciation and amortization of $280,912 and $263,662)	717,765	697,178
Equity investments	72,125	69,409
Advances to Parent Partnership	—	3,993
Other assets	22,491	17,915

Total assets	$874,574	$879,834

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Note payable, Parent Partnership	$—	$72,490
Accounts payable and accrued liabilities	16,721	18,994
Accounts payable, Texas Eastern Products Pipeline Company, LLC	25,794	12,455
Accrued interest	3,381	12,977
Other accrued taxes	7,291	5,647
Other	15,071	10,204
Total liabilities of discontinued operations	—	33,366

Total current liabilities	68,258	166,133

Senior Notes	395,082	375,184
Note Payable, Parent Partnership	146,332	45,410
Other liabilities and deferred credits	22,355	22,995
Commitments and contingencies
Partners’ capital:
General partner’s interest	2	3
Limited partner’s interest	242,545	270,109

Total partners’ capital	242,547	270,112

Total liabilities and partners’ capital	$874,574	$879,834

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Operating revenues:
Transportation – Refined products	$35,271	$32,161	$92,218	$109,748
Transportation – LPGs	12,515	15,669	46,688	54,174
Mont Belvieu operations	3,726	3,977	11,121	9,871
Other	7,242	6,720	22,969	25,581

Total operating revenues	58,754	58,527	172,996	199,374

Costs and expenses:
Operating, general and administrative	21,256	20,176	60,618	55,965
Operating fuel and power	7,563	8,303	20,202	25,545
Depreciation and amortization	7,496	6,675	21,692	20,051
Taxes – other than income taxes	2,711	1,304	8,532	6,151

Total costs and expenses	39,026	36,458	111,044	107,712

Operating income	19,728	22,069	61,952	91,662
Interest expense	(6,698)	(8,090)	(20,639)	(24,004)
Interest capitalized	709	909	2,900	1,844
Equity earnings	(2,019)	(296)	(5,005)	(635)
Other income – net	77	433	271	1,115

Income before discontinued operations	11,797	15,025	39,479	69,982
Income from discontinued operations	—	405	912	1,340

Net income	$11,797	$15,430	$40,391	$71,322

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income from continuing operations	$39,479	$69,982
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	21,692	20,051
Equity in loss of affiliate	5,005	635
Non-cash portion of interest expense	23	447
Decrease in accounts receivable	3,177	7,198
Increase in inventories	(603)	(1,942)
Decrease (increase) in other current assets	1,799	(8,145)
(Decrease) increase in accounts payable and accrued expenses	(3,546)	350
Other	24,002	3,895

Net cash provided by continuing operations	91,028	92,471
Net cash provided by discontinued operations	1,178	5,876

Net cash provided by operating activities	92,206	98,347

Cash flows from investing activities:
Proceeds from cash investments	—	3,236
Proceeds from sale of assets	3,380	—
Proceeds from sale of TEPPCO Colorado, LLC	4,095	—
Investment in Centennial Pipeline LLC	(7,721)	(34,335)
Capital expenditures	(47,423)	(52,500)

Net cash used in investing activities	(47,669)	(83,599)

Cash flows from financing activities:
Proceeds from term loan	176,099	40,573
Repayments of term loan	(147,667)	—
Equity contributions - Parent Partnership	2,447	—
Distributions	(70,399)	(58,458)

Net cash used in financing activities	(39,520)	(17,885)

Net increase (decrease) in cash and cash equivalents	5,017	(3,137)
Cash and cash equivalents at beginning of period	3,654	9,166

Cash and cash equivalents at end of period	$8,671	$6,029

Supplemental disclosure of cash flows:
Interest paid during the period (net of capitalized interest)	$24,996	$30,853

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

     TE Products Pipeline Company, Limited Partnership (the “Partnership”), a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. (the “Parent Partnership”) owns a 99.999% interest as the sole limited partner. TEPPCO GP, Inc. (“TEPPCO GP” or “General Partner”), a subsidiary of the Parent Partnership, holds a 0.001% general partner interest in us. Texas Eastern Products Pipeline Company, LLC (the “Company”), a Delaware limited liability company, serves as the general partner of our Parent Partnership. The Company is a wholly-owned subsidiary of Duke Energy Field Services (“DEFS”), a joint venture between Duke Energy Corporation (“Duke Energy”) and ConocoPhillips. Duke Energy holds an approximate 70% interest in DEFS, and ConocoPhillips holds the remaining 30%. TEPPCO GP, as general partner, performs all of our management and operating functions required according to the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership (“the Partnership Agreement”). We reimburse our General Partner and the Company for all reasonable direct and indirect expenses that they incur in managing us.

     On July 26, 2001, the Company restructured its general partner ownership in us to cause us to be wholly-owned by the Parent Partnership. TEPPCO GP succeeded the Company as our general partner. All of our remaining partner interests not already owned by the Parent Partnership were transferred to the Parent Partnership. In exchange for this contribution, the Company’s interest as general partner of the Parent Partnership was increased to 2%. The increased percentage is the economic equivalent of the aggregate interest that the Company had prior to the restructuring through its combined interests in the Parent Partnership and us. As a result, the Parent Partnership holds a 99.999% limited partner interest in us and TEPPCO GP holds a 0.001% general partner interest. In this Report, the “General Partner” refers to the Company prior to the restructuring and to TEPPCO GP thereafter. This reorganization was undertaken to simplify our required financial reporting when we issue guarantees of our Parent Partnership’s debt.

     As used in this Report, “we,” “us,” and “our” means TE Products Pipeline Company, Limited Partnership.

     The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the management of the Company, of a normal and recurring nature and necessary for a fair statement of our financial position as of September 30, 2002, and the results of our operations and cash flows for the periods presented. The results of operations for the three months and nine months ended September 30, 2002, are not necessarily indicative of results of operations for the full year 2002. You should read the interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 2001. We have reclassified certain amounts from prior periods to conform with the current presentation.

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

     Effective January 1, 2002, our Parent Partnership realigned its business segments to reflect its entry into the natural gas gathering business and the expanded scope of its natural gas liquids (“NGLs”) operations. As part of this realignment, on May 31, 2002, we transferred our investment in TEPPCO Colorado, LLC (“TEPPCO Colorado”), which fractionates NGLs, to TEPPCO Midstream Companies, L.P. (“TEPPCO Midstream”) for the book value of TEPPCO Colorado’s net assets, which was $4.1 million. In connection with the transfer, we received $4.1 million in cash from TEPPCO Midstream. As a result of the transfer, the results of operations of TEPPCO Colorado for the periods presented are reflected as discontinued operations (see Note 9. Discontinued Operations). Prior periods presented have been restated to reflect the current presentation.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. At September 30, 2002, our investment in Centennial Pipeline LLC included an excess investment (equity method goodwill) of $32.9 million, which will not be amortized according to SFAS 142 (see Note 5. Equity Investments). We adopted SFAS 142 effective January 1, 2002. The adoption of SFAS 142 did not have a material effect on our financial position, results of operations or cash flows.

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

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS 146 will have a material effect on our financial position, results of operations or cash flows.

     In June 2002, EITF reached a consensus on certain issues contained in Topic 02-03, Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. We do not believe that this consensus, as currently interpreted by the EITF, applies to us, as we do not engage in energy trading and risk management activities as contemplated by EITF No. 98-10. The adoption of this consensus did not have an effect on our results of operations or cash flows.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

     We have utilized and expect to continue to utilize interest rate swap agreements to hedge a portion of our fair value risks. Interest rate swap agreements are used to manage the fixed interest rate mix of our debt portfolio and overall cost of borrowing. The interest rate swaps related to our fair value risks are intended to reduce our exposure to changes in the fair value of our fixed rate Senior Notes. The interest rate swap agreements involve the periodic exchange of payments without the exchange of the notional amount upon which the payments are based. The related amount payable to or receivable from counterparties is included as an adjustment to accrued interest.

     By using interest rate swap agreements to hedge exposures to changes in the fair value of our fixed rate Senior Notes, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we do not possess credit risk. We minimize the credit risk in derivative instruments by entering into transactions with major financial institutions. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the type and degree of market risk that may be undertaken.

     Gains and losses on terminations of interest rate agreements are deferred as an adjustment to the carrying amount of the outstanding obligation and amortized as an adjustment to interest expense related to the obligation over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in the consolidated statement of income at the time of extinguishment.

     On October 4, 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the Senior Notes. Under the swap agreement, we pay a floating rate based on a three month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the nine months ended September 30, 2002, we recognized a gain of $5.4 million, recorded as a reduction of interest expense, on the interest rate swap. During the quarter ended September 30, 2002, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap agreement was a gain of approximately $5.2 million at September 30, 2002, and a loss of approximately $14.6 million at December 31, 2001.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 4. INVENTORIES

     Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

	September 30,	December 31,
	2002	2001

Gasolines	$855	$3,670
Propane	—	1,096
Butanes	4,253	1,431
Other products	1,944	901
Materials and supplies	4,168	3,519

Total	$11,220	$10,617

     The costs of inventories did not exceed market values at September 30, 2002, and December 31, 2001.

NOTE 5. EQUITY INVESTMENTS

     In August 2000, we entered into agreements with Panhandle Eastern Pipeline Company (“PEPL”), a subsidiary of CMS Energy Corporation, and Marathon Ashland Petroleum LLC (“Marathon”) to form Centennial Pipeline LLC (“Centennial”). Centennial owns and operates an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each participant owns a one-third interest in Centennial. CMS Energy Corporation has announced that it is exploring the sale of certain of its assets, including its investment in Centennial. Through December 31, 2001, we contributed approximately $70.0 million for our investment in Centennial. During the nine months ended September 30, 2002, we contributed approximately $7.7 million for our investment in Centennial. These amounts are included in the equity investment balance at September 30, 2002.

     We use the equity method of accounting to report our investment in Centennial. Summarized income statement data for Centennial for the nine months ended September 30, 2002, and 2001, is presented below (in thousands):

	Nine Months Ended
	September 30,

	2002	2001

Revenues	$10,652	$—
Net loss	(14,384)	(1,065)

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Summarized balance sheet data for Centennial as of September 30, 2002, and December 31, 2001, is presented below (in thousands):

	September 30,	December 31,
	2002	2001

Current assets	$10,965	$26,849
Noncurrent assets	278,879	253,792
Current liabilities	17,750	23,405
Long-term debt	140,000	128,000
Noncurrent liabilities	14,730	—
Partners’ capital	117,364	129,236

     At September 30, 2002, our investment in Centennial includes an excess net investment amount (equity method goodwill) of $32.9 million. Excess investment is the amount by which our investment balance exceeds our proportionate share of the net assets of the investment. Due to the adoption of SFAS 142, we are not amortizing the excess investment in Centennial. We will test the excess investment for impairment on an annual basis.

NOTE 6. LONG TERM DEBT

Senior Notes

     On January 27, 1998, we completed the issuance of $180.0 million principal amount of 6.45% Senior Notes due 2008, and $210.0 million principal amount of 7.51% Senior Notes due 2028 (collectively the “Senior Notes”). The 6.45% Senior Notes were issued at a discount and are being accreted to their face value over the term of the notes. The 6.45% Senior Notes due 2008 are not subject to redemption prior to January 15, 2008. The 7.51% Senior Notes due 2028, issued at par, may be redeemed at any time after January 15, 2008, at our option, in whole or in part, at a premium.

     The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of September 30, 2002, we were in compliance with the covenants of the Senior Notes.

     We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above. See Note 3. Derivative Financial Instruments.

Other Long Term Debt and Credit Facilities

     We currently utilize debt financing available from our Parent Partnership through intercompany notes. The terms of the intercompany notes generally match the principal and interest payment dates under the Parent Partnership’s credit agreements. The interest rates charged by the Parent Partnership includes the stated interest rate of the Parent Partnership, plus a premium to cover debt issuance costs. The interest rate is also decreased or increased to cover gains and losses, respectively, on any interest rate swaps that the Parent Partnership may have in place on its respective credit agreements. These credit facilities of the Parent Partnership are described below.

     On April 6, 2001, our Parent Partnership entered into an Amended and Restated Credit Agreement (“Three Year Facility”) which provides for revolving borrowings of up to $500.0 million for a period of three years including the issuance of letters of credit of up to $20.0 million. The interest rate is based, at the Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the borrowings. The credit agreement for the Three Year Facility contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners’ capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios. On June 27, 2002, the Three Year Facility was amended to increase the maximum debt-to-EBITDA ratio covenant to allow the Parent Partnership to incur additional indebtedness to finance a portion of the purchase price of the acquisition of Val Verde Gathering System (“Val Verde”) from Burlington Resources Gathering Inc., a subsidiary of Burlington Resources Inc. On June 27, 2002, the Parent Partnership drew down the existing capacity of the Three Year Facility. At September 30, 2002, $500.0 million was outstanding under the Three Year Facility.

     On April 6, 2001, our Parent Partnership entered into a 364-day, $200.0 million revolving credit agreement (“Short-term Revolver”). The interest rate is based, at the Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners’ capital as well as maximum debt-to-EBITDA and minimum fixed charge coverage ratios. On March 28, 2002, the Short-term Revolver was extended for an additional period of 364 days, ending in March 2003. On June 27, 2002, the Short-term Revolver was amended to increase the maximum debt-to-EBITDA ratio covenant to allow the Parent Partnership to incur additional indebtedness to finance a portion of the Val Verde acquisition. On June 27, 2002, the Parent Partnership drew down $72.0 million under the Short-term Revolver to finance a portion of the Val Verde acquisition. At September 30, 2002, $72.0 million was outstanding under this facility.

     As of September 30, 2002, and December 31, 2001, we had intercompany notes payable to our Parent Partnership of $146.3 million and $117.9 million, respectively. At December 31, 2001, $72.5 million, included in current liabilities, related to our borrowings under the Parent Partnership’s Short-term Revolver described above. Our long-term portion at December 31, 2001, totaled $45.4 million and represented borrowings under the Parent Partnership’s Three Year Facility. During the nine months ended September 30, 2002, the Parent Partnership issued $500.0 million principal amount of 7.625% Senior Notes due 2012. The Parent Partnership used a portion of the proceeds to repay the Short-term Revolver. Thus, at September 30, 2002, no amounts were included in current liabilities as our portion of the Short-term Revolver had been repaid. Our long-term portion at September 30, 2002, totaled $146.3 million and represents borrowings by us under the Parent Partnership’s Three Year Facility and Senior Notes described above. The interest rate on the note payable, Parent Partnership at September 30, 2002, was 5.0%. At September 30, 2002, accrued interest includes $2.9 million due to the Parent Partnership. For the nine months ended September 30, 2002, interest costs incurred on the note payable, Parent Partnership totaled $5.4 million.

NOTE 7. QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

     We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion. Prior to the restructuring of the General Partner interest on July 26, 2001, we paid distributions of 98.9899% to the Parent Partnership and 1.0101% to the Company. After July 26, 2001, we pay distributions of 99.999% to the Parent Partnership and 0.001% to the General Partner (see Note 1. Organization and Basis of Presentation).

     For the nine months ended September 30, 2002, and 2001, we paid cash distributions totaling $70.4 million and $58.5 million, respectively. The distribution increases reflects our success in improving cash flow levels. We will pay a cash distribution of approximately $24.5 million on November 8, 2002, for the three months ended September 30, 2002.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 8. COMMITMENTS AND CONTINGENCIES

     In the fall of 1999 and on December 1, 2000, the Company and the Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, in Ryan E. McCleery and Marcia S. McCleery, et. al. v. Texas Eastern Corporation, et. al. (including the Company and Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et. al. (including the Company and Partnership). In both cases, the plaintiffs contend, among other things, that the Company and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. The Company has filed an answer to both complaints, denying the allegations, as well as various other motions. These cases are not covered by insurance. Discovery is ongoing, and the Company is defending itself vigorously against the lawsuits. The plaintiffs have not stipulated the amount of damages that they are seeking in the suit. We cannot estimate the loss, if any, associated with these pending lawsuits.

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

     In 1994, we entered into an Agreed Order with the Indiana Department of Environmental Management (“IDEM”) that resulted in the implementation of a remediation program for groundwater contamination attributable to our operations at the Seymour, Indiana, terminal. In 1999, the IDEM approved a Feasibility Study, which includes our proposed remediation program. We expect the IDEM to issue a Record of Decision formally approving the remediation program. After the Record of Decision is issued, we will enter into a subsequent Agreed Order for the continued operation and maintenance of the remediation program. We have an accrued liability of $0.2 million at September 30, 2002, for future remediation costs at the Seymour terminal. We do not expect that the completion of the remediation program will have a future material adverse effect on our financial position, results of operations or cash flows.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At September 30, 2002, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

     Centennial entered into credit facilities totaling $150.0 million, and as of September 30, 2002, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of its pipeline system. Each of the participants in Centennial, including us, originally guaranteed one-third of Centennial’s debt up to a maximum amount of $50.0 million. During the third quarter of 2002, PEPL, one of the participants in Centennial, was downgraded by Moody’s and Standard & Poors to below investment grade, which resulted in PEPL being in default under its portion of the Centennial guaranty. Effective September 27, 2002, the two remaining participants, us and Marathon, increased our guaranteed amounts to one-half of the debt of Centennial, up to a maximum amount of $75.0 million each, to avoid a default on the Centennial debt. As compensation to us and Marathon for providing our additional guarantees, PEPL is required to pay interest at a rate of 4% per annum to each of us and Marathon on the portion of the additional guaranty that each has provided for PEPL.

     On February 20, 2002, our Parent Partnership issued $500.0 million principal amount of 7.625% Senior Notes due 2012. We and the Parent Partnership’s other significant operating subsidiaries, which include TCTM, L.P., TEPPCO Midstream and Jonah Gas Gathering Company, issued guarantees of this debt. On June 30, 2002, the Parent Partnership acquired Val Verde through its subsidiary, Val Verde Gas Gathering Company, L.P., which also issued an unconditional guarantee of the Parent Partnership’s debt securities. The guarantees are full, unconditional and joint and several. The proceeds from the offering of the $500.0 million principal amount of 7.625% Senior Notes were used to reduce the outstanding balances of the Parent Partnership’s credit facilities.

     In February 2000, we entered into a joint marketing and development alliance with Louis Dreyfus Plastics Corporation, now known as Louis Dreyfus Energy Services, L.P., (“Louis Dreyfus”), in which our Mont Belvieu LPGs storage and transportation shuttle system services are jointly marketed by Louis Dreyfus and us. The purpose of the alliance is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections. We operate the facilities for the alliance. Under the alliance, Louis Dreyfus has invested $6.1 million for expansion projects at Mont Belvieu. The alliance is a service-oriented, fee-based venture with no commodity trading activity. The alliance is scheduled to terminate on December 31, 2002, at which time a partnership may be established between us and Louis Dreyfus, if the terms of the joint development agreement are met. We anticipate that the terms in the joint development agreement will be met during the fourth quarter of 2002, and the partnership will be created effective January 1, 2003. Under the terms of the joint development agreement, we would contribute our Mont Belvieu assets to a newly formed partnership. The economic terms of the partnership will be the same as those under the joint development and marketing alliance.

NOTE 9. DISCONTINUED OPERATIONS

     Effective January 1, 2002, our Parent Partnership realigned its business segments to reflect its entry into the natural gas gathering business and the expanded scope of its NGLs operations. As part of this realignment, on May 31, 2002, we entered into an Assignment and Assumption Agreement with TEPPCO Midstream to transfer our investment in TEPPCO Colorado to TEPPCO Midstream at the book value of TEPPCO Colorado’s net assets. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets requires that long-lived assets to be disposed of should be recorded at the lower of their carrying amount or fair value less costs to sell. As a result, in

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the quarter ended June 30, 2002, we compared the fair value of TEPPCO Colorado to its carrying value, and noted no indication of impairment.

     The transfer of TEPPCO Colorado to TEPPCO Midstream was recorded at the book value of the net assets, which was $4.1 million. In connection with the transfer, we received $4.1 million in cash from TEPPCO Midstream. TEPPCO Midstream assumed the outstanding debt of TEPPCO Colorado of $32.0 million as part of the transaction. As a result of the transfer, our financial position and results of operations have been restated to classify revenue, expenses, assets and liabilities of TEPPCO Colorado as discontinued operations for the periods presented. Condensed statements of income are shown below for TEPPCO Colorado for the three months and nine months ended September 30, 2002, and 2001 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$—	$1,835	$3,115	$5,551
Operating, general and administrative	—	217	369	660
Depreciation and amortization	—	504	840	1,512

Operating income	—	1,114	1,906	3,379
Interest expense	—	(724)	(1,015)	(2,107)
Other income – net	—	15	21	68

Net income	$—	$405	$912	$1,340

     Assets and liabilities from discontinued operations at December 31, 2001, are presented in the table below (in thousands):

December 31,
2001

Cash	$3,073
Accounts receivable, trade	1
Property, plant and equipment, net	1,625
Intangible assets	31,099

Total assets	$35,798

Accounts payable, Texas Eastern Products Pipeline Company, LLC	$11
Other current liabilities	1,473
Note payable, Parent Partnership	31,882

Total liabilities	$33,366

Net assets	$2,432

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     You should read the following review of our financial position and results of operations in conjunction with the Consolidated Financial Statements. Material period-to-period variances in the consolidated statements of income are discussed under “Results of Operations.” The “Financial Condition and Liquidity” section analyzes cash flows and financial position. “Other Considerations” addresses certain trends, future plans or contingencies that could affect future liquidity or earnings. These Consolidated Financial Statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     We operate and report in one business segment: transportation and storage of refined products, LPGs, and petrochemicals. Revenues are derived from the transportation of refined products and LPGs, storage and short-haul shuttle transportation of LPGs at the Mont Belvieu complex, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. The two largest operating expense items are labor and electric power. We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating. Our results also include our equity investment in Centennial Pipeline LLC (“Centennial”).

Results of Operations

     The following table presents volume and average rate information for the three months and nine months ended September 30, 2002, and 2001:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
			Increase			Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)

	(in thousands, except tariff information)
Volumes Delivered
Refined products	40,065	32,387	24%	101,174	92,935	9%
LPGs	8,689	8,864	(2%)	27,780	27,422	1%
Mont Belvieu operations	6,128	5,352	15%	21,385	16,188	32%

Total	54,882	46,603	18%	150,339	136,545	10%

Average Tariff per Barrel
Refined products	$0.88	$0.99	(11%)	$0.91	$0.98	(7%)
LPGs	1.44	1.77	(19%)	1.68	1.98	(15%)
Mont Belvieu operations	0.14	0.18	(22%)	0.14	0.18	(22%)
Average system tariff per barrel	$0.89	$1.05	(15%)	$0.94	$1.08	(13%)

   Three Months ended September 30, 2002 Compared to Three Months ended September 30, 2001

     We reported net income of $11.8 million for the three months ended September 30, 2002, compared with net income of $15.4 million for the three months ended September 30, 2001. Net income decreased $3.6 million primarily due to an increase of $2.6 million in costs and expenses, additional losses of $1.7 million from equity investments, a decrease of $0.2 million in interest capitalized, a decrease of $0.3 million in other income – net and a decrease of $0.4 million of income from discontinued operations. The decreases to net income were partially offset by an increase of $0.2 million in operating revenues and a decrease of $1.4 million in interest expense. We discuss the factors influencing these variances below.

     Revenues from refined products transportation increased $3.1 million for the three months ended September 30, 2002, compared with the three months ended September 30, 2001, due primarily to a 24% increase in refined products volumes delivered during the third quarter of 2002. This increase in refined products volumes delivered is primarily due to barrels received into our pipeline from Centennial at Creal Springs, Illinois. Centennial commenced refined products deliveries to us beginning in April 2002. The refined products average rate per barrel decreased 11% from the prior-year period due to the impact of the Midwest origin point for volumes received from Centennial.

     Revenues from LPGs transportation decreased $3.2 million for the three months ended September 30, 2002, compared with the three months ended September 30, 2001, primarily due to decreased deliveries of propane in the upper Midwest and Northeast market areas caused by lower prices from competing Canadian and mid-continent propane supply as compared to propane originating from the Gulf Coast. Total LPGs volumes delivered decreased 2% as a result of increased short-haul deliveries to a petrochemical facility on the upper Texas Gulf Coast. The LPGs average rate per barrel decreased 19% from the prior-year period as a result of a decreased percentage of long-haul deliveries during the three months ended September 30, 2002.

     Revenues generated from Mont Belvieu operations decreased $0.2 million during the three months ended September 30, 2002, compared with the three months ended September 30, 2001, as a result of increased contract shuttle deliveries. Mont Belvieu shuttle volumes delivered increased 15% during the three months ended September 30, 2002, compared with the three months ended September 30, 2001, due to increased petrochemical demand. The Mont Belvieu average rate per barrel decreased 22% during the three months ended September 30, 2002, as a result of increased contract shuttle deliveries, which generally carry lower rates.

     Other operating revenues increased $0.5 million during the three months ended September 30, 2002, compared with the three months ended September 30, 2001, primarily due to increased refined products and LPGs loading fees. These increases were partially offset by lower propane deliveries at our Providence, Rhode Island, import facility and lower refined products storage revenues.

     Costs and expenses increased $2.6 million for the three months ended September 30, 2002, compared with the three months ended September 30, 2001. The increase was comprised of a $1.1 million increase in operating, general and administrative expenses, a $0.8 million increase in depreciation and amortization expense, and a $1.4 million increase in taxes – other than income taxes, partially offset by a $0.7 million decrease in operating fuel and power expense. Operating, general and administrative expenses increased primarily due to increased consulting and contract services, increased rental charges and increased insurance costs. Depreciation expense increased from the prior-year period because of assets placed in service during 2001. Taxes – other than income taxes increased as a result of a higher property base in 2002. Operating fuel and power expense decreased as a result of decreased long-haul volumes delivered related to Midwest volumes received from Centennial and lower electric power costs.

     Net losses from equity investments totaled $2.0 million during the three months ended September 30, 2002, due to start-up expenses of Centennial, which commenced operations in early April 2002.

     Interest expense decreased $1.4 million during the three months ended September 30, 2002, compared with the three months ended September 30, 2001, due to lower interest rates on the Note Payable, Parent Partnership. Interest capitalized decreased $0.2 million during the three months ended September 30, 2002, compared with the three months ended September 30, 2001, due to less interest capitalized on our Centennial investment and lower construction work-in-progress during the 2002 quarter.

   Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     We reported net income of $40.4 million for the nine months ended September 30, 2002, compared with net income of $71.3 million for the nine months ended September 30, 2001. Net income decreased $30.9 million primarily due to a decrease of $26.4 million in operating revenues, an increase of $3.3 million in costs and expenses, additional losses of $4.4 million from equity investments, a decrease of $0.8 million in other income – net and a decrease of $0.4 million in income from discontinued operations. The decreases to net income were partially offset by a decrease of $3.4 million in interest expense and a $1.0 million increase in interest capitalized. We discuss the factors influencing these variances below.

     Revenues from refined products transportation decreased $17.5 million for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001, due primarily to $18.9 million of revenue recognized in the 2001 period from a cash settlement received from a canceled transportation agreement with Pennzoil-Quaker State Company (“Pennzoil”) and the recognition of $1.7 million of previously deferred revenue related to the approval of market-based-rates during the second quarter of 2001. These decreases were partially offset by a 9% increase in refined products volumes delivered during the nine months ended September 30, 2002, primarily due to barrels received into our pipeline from Centennial at Creal Springs, Illinois. Centennial commenced refined products deliveries to us beginning in April 2002. The overall increase in refined products deliveries was partially offset by a 1.3 million barrel decrease in methyl tertiary butyl ether (“MTBE”) deliveries as a result of the expiration of contract deliveries to our marine terminal near Beaumont, Texas, effective April 2001. As a result of the contract expiration, we no longer transport MTBE through our pipeline system. The refined products average rate per barrel decreased 7% from the prior-year period due to the impact of the Midwest origin point for volumes received from Centennial, which was partially offset by decreased short-haul MTBE volumes delivered and higher market-based tariff rates, which went into effect in July 2001.

     Revenues from LPGs transportation decreased $7.5 million for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001, primarily due to decreased deliveries of propane in the upper Midwest and Northeast market areas attributable to warmer than normal weather. The decrease is also due to lower prices from competing Canadian and mid-continent propane supply as compared to propane originating from the Gulf Coast. Total LPGs volumes delivered increased 1% as a result of increased short-haul deliveries to a petrochemical facility on the upper Texas Gulf Coast. The LPGs average rate per barrel decreased 15% from the prior-year period as a result of a decreased percentage of long-haul deliveries during the nine months ended September 30, 2002.

     Revenues generated from Mont Belvieu operations increased $1.2 million during the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001, as a result of increased storage revenue and receipt revenue. Mont Belvieu shuttle volumes delivered increased 32% during the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001, due to increased petrochemical demand. The Mont Belvieu average rate per barrel decreased 22% during the nine months ended September 30, 2002, as a result of increased contract shuttle deliveries, which generally carry lower rates.

     Other operating revenues decreased $2.6 million during the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001, primarily due to lower propane deliveries at our Providence, Rhode Island, import facility, lower refined products storage revenues, lower margins on product inventory sales, and increased losses as a result of exchanging products at different geographic points of delivery to position product in the Midwest market area. These decreases were partially offset by increased refined products and LPGs loading fees.

     Costs and expenses increased $3.3 million for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. The increase was made up of a $4.7 million increase in operating, general and administrative expenses, a $1.6 million increase in depreciation and amortization expense, and a $2.4 million increase in taxes – other than income taxes. These increases were partially offset by a $5.4 million decrease in operating fuel and power expense. Operating, general and administrative expenses increased, primarily due to higher pipeline maintenance and rehabilitation expenses, increased consulting and contract services and increased labor costs. Depreciation expense increased from the prior-year period because of assets placed in service during 2001. Taxes – other than income taxes increased as a result of a higher property base in 2002. Operating fuel and power expense decreased as a result of decreased long-haul volumes delivered related to Midwest volumes received from Centennial and lower power costs.

     Net losses from equity investments totaled $5.0 million during the nine months ended September 30, 2002, due to pre-operating expenses and start-up costs of Centennial, which commenced operations in early April 2002.

     Interest expense decreased $3.4 million during the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001, due to lower interest rates on the Note Payable, Parent Partnership.

Interest capitalized increased $1.0 million during the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001, due to interest capitalized on our investment in Centennial during its construction and increased balances during 2002 on construction work-in-progress.

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

     As a result of the transfer, our financial position and results of operations have been restated to classify revenue, expenses, assets and liabilities of TEPPCO Colorado as discontinued operations. Condensed statements of income are shown below for TEPPCO Colorado for the three months and nine months ended September 30, 2002, and 2001 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$—	$1,835	$3,115	$5,551
Operating, general and administrative	—	217	369	660
Depreciation and amortization	—	504	840	1,512

Operating income	—	1,114	1,906	3,379
Interest expense	—	(724)	(1,015)	(2,107)
Other income – net	—	15	21	68

Net income	$—	$405	$912	$1,340

     The following table presents volume and average rate information for TEPPCO Colorado for the three months and nine months ended September 30, 2002, and 2001:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
			Increase			Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)

Fractionation – NGLs:
Thousand barrels	—	1,004	(100%)	2,043	3,062	(33%)
Average rate per barrel	$—	$1.828	(100%)	$1.827	$1.813	1%

Financial Condition and Liquidity

     Net cash from operations totaled $92.2 million for the nine months ended September 30, 2002. This cash was made up of $61.2 million of income before charges for depreciation and amortization, $29.8 million of cash provided by working capital changes, and $1.2 million of cash from discontinued operations. This compares with net cash from operations of $98.3 million for the corresponding period in 2001, comprised of $90.0 million of income before charges for depreciation and amortization, $2.4 million of cash provided by working capital changes and $5.9 million of cash from discontinued operations. Net cash from operations for the nine months ended September 30, 2002, and 2001, included interest payments of $25.0 million and $30.9 million, respectively.

     Cash flows used in investing activities totaled $47.7 million during the nine months ended September 30, 2002, and was comprised of $47.5 million of capital expenditures and $7.7 million of cash contributions for our interest in Centennial, partially offset by $3.4 million of cash proceeds from the sale of assets and $4.1 million of cash proceeds from the sale of TEPPCO Colorado. Cash flows used in investing activities totaled $83.6 million for the nine months ended September 30, 2001, and was comprised of $52.5 million of capital expenditures, and $34.3 million of cash contributions for our interest in Centennial, partially offset by $3.2 million of net proceeds received from cash investments.

     Cash flows used in financing activities totaled $39.5 million during the nine months ended September 30, 2002, and was comprised of $70.4 million of distributions paid to our Parent Partnership and $147.7 million of repayments of our term loan, partially offset by $176.1 million of proceeds from our term loan and $2.5 million of equity contributions received from the Parent Partnership. Cash flows used in financing activities totaled $17.9 million during the nine months ended September 30, 2001, and was comprised of $58.5 million of distributions paid to our Parent Partnership, partially offset by $40.6 million of proceeds from our term loan.

     Centennial entered into credit facilities totaling $150.0 million, and as of September 30, 2002, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of its pipeline system. Each of the participants in Centennial, including us, originally guaranteed one-third of Centennial’s debt, up to a maximum amount of $50.0 million. During the third quarter of 2002, PEPL, one of the participants in Centennial, was downgraded by Moody’s and Standard & Poors to below investment grade, which resulted in PEPL being in default under its portion of the Centennial guaranty. Effective September 27, 2002, the two remaining participants, us and Marathon, increased our guaranteed amounts to one-half of the debt of Centennial, up to a maximum amount of $75.0 million each, to avoid a default on the Centennial debt. As compensation to us and Marathon for providing our additional guarantees, PEPL is required to pay interest at a rate of 4% per annum to each of us and Marathon on the portion of the additional guaranty that each has provided for PEPL.

     On February 20, 2002, the Parent Partnership issued $500.0 million principal amount of 7.625% Senior Notes due 2012. We and the Parent Partnership’s other significant operating subsidiaries, which include TCTM, L.P., TEPPCO Midstream and Jonah Gas Gathering Company, issued guarantees of this debt. On June 30, 2002, the Parent Partnership acquired the Val Verde Gathering System (“Val Verde”) through its subsidiary, Val Verde Gas Gathering Company, L.P., which also issued an unconditional guarantee of the Parent Partnership’s debt securities. The guarantees are full, unconditional and joint and several. The proceeds from the offering of the $500.0 million principal amount of 7.625% Senior Notes were used to reduce the outstanding balances of the Parent Partnership’s credit facilities.

     In February 2000, we entered into a joint marketing and development alliance with Louis Dreyfus Plastics Corporation, now known as Louis Dreyfus Energy Services, L.P., (“Louis Dreyfus”), in which our Mont Belvieu LPGs storage and transportation shuttle system services are jointly marketed by Louis Dreyfus and us. The purpose of the alliance is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections. We operate the facilities for the alliance. Under the alliance, Louis Dreyfus has invested $6.1 million for expansion projects at Mont Belvieu. The alliance is a service-oriented, fee-based venture with no commodity trading activity. The alliance is scheduled to terminate on December 31, 2002, at which time a partnership may be established between us and Louis Dreyfus, if the terms of the joint development agreement are met. We anticipate that the terms in the joint development agreement will be met during the fourth quarter of 2002, and the partnership will be created effective January 1, 2003. Under the terms of the joint development agreement, we would contribute our Mont Belvieu assets to a newly formed partnership. The economic terms of the partnership will be the same as those under the joint development and marketing alliance.

   Parent Partnership Credit Facilities

     We currently utilize debt financing available from our Parent Partnership through intercompany notes. The terms of the intercompany notes generally match the principal and interest payment dates under the Parent Partnership’s credit agreements. The interest rates charged by the Parent Partnership includes the stated interest rate of the Parent Partnership, plus a premium to cover debt issuance costs. The interest rate is also decreased or increased to cover gains and losses, respectively, on any interest rate swaps that the Parent Partnership may have in place on its respective credit agreements. These credit facilities of the Parent Partnership are described below.

     On April 6, 2001, our Parent Partnership entered into an Amended and Restated Credit Agreement (“Three Year Facility”) which provides for revolving borrowings of up to $500.0 million for a period of three years including the issuance of letters of credit of up to $20.0 million. The interest rate is based, at the Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners’ capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios. On June 27, 2002, the Three Year Facility was amended to increase the maximum debt-to-EBITDA ratio covenant to allow the Parent Partnership to incur additional indebtedness to finance a portion of the purchase price of the acquisition of Val Verde from Burlington Resources Gathering Inc., a subsidiary of Burlington Resources Inc. On June 27, 2002, the Parent Partnership drew down the existing capacity of the Three Year Facility. At September 30, 2002, $500.0 million was outstanding under the Three Year Facility.

     On April 6, 2001, the Parent Partnership entered into a 364-day, $200.0 million revolving credit agreement (“Short-term Revolver”). The interest rate is based, at the Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contains restrictive financial covenants that require the Parent Partnership to maintain a minimum level of partners’ capital as well as maximum debt-to-EBITDA and minimum fixed charge coverage ratios. On March 28, 2002, the Short-term Revolver was extended for an additional period of 364 days, ending in March 2003. On June 27, 2002, the Short-term Revolver was amended to increase the maximum debt-to-EBITDA ratio covenant to allow the Parent Partnership to incur additional indebtedness to finance a portion of the Val Verde acquisition. On June 27, 2002, the Parent Partnership drew down $72.0 million under the Short-term Revolver to finance a portion of the Val Verde acquisition. At September 30, 2002, $72.0 million was outstanding under this facility.

     As of September 30, 2002, and December 31, 2001, we had intercompany notes payable to our Parent Partnership of $146.3 million and $117.9 million, respectively. At December 31, 2001, $72.5 million, included in current liabilities, related to our borrowings under the Parent Partnership’s Short-term Revolver described above. Our long-term portion at December 31, 2001, totaled $45.4 million and represented borrowings under the Parent Partnership’s Three Year Facility. During the nine months ended September 30, 2002, the Parent Partnership issued $500.0 million principal amount of 7.625% Senior Notes due 2012. The Parent Partnership used a portion of the proceeds to repay the Short-term Revolver. Thus, at September 30, 2002, no amounts were included in current liabilities as our portion of the Short-term Revolver had been repaid. Our long-term portion at September 30, 2002, totaled $146.3 million and represents borrowings by us under the Parent Partnership’s Three Year Facility and Senior Notes described above. The interest rate on the note payable, Parent Partnership at September 30, 2002, was 5.0%. At September 30, 2002, accrued interest includes $2.9 million due to the Parent Partnership. For the nine months ended September 30, 2002, interest costs incurred on the note payable, Parent Partnership totaled $5.4 million.

   Senior Notes

     On January 27, 1998, we completed the issuance of $180.0 million principal amount of 6.45% Senior Notes due 2008, and $210.0 million principal amount of 7.51% Senior Notes due 2028 (collectively the “Senior Notes”).

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

     We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes, as more fully described in Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

   Cash Distributions

     For the nine months ended September 30, 2002, and 2001, we paid cash distributions totaling $70.4 million and $58.5 million, respectively. The distribution increases reflects our success in improving cash flow levels. We will pay a cash distribution of approximately $24.5 million on November 8, 2002, for the three months ended September 30, 2002.

   Future Capital Needs and Commitments

     We estimate that capital expenditures, excluding acquisitions, for 2002 will be approximately $62.5 million (which includes $3.5 million of capitalized interest). We expect to use approximately $40.0 million for revenue generating projects, approximately $13.0 million for maintenance capital spending and approximately $6.0 million for system upgrade projects. Revenue generating projects will include the installation of a brine pond at our Mont Belvieu LPGs storage facility, the installation of improvements at the Princeton, Indiana, LPGs truck loading facility, and the completion of facilities to support receipt and delivery locations with Centennial. We expect to use approximately $4.1 million of maintenance capital spending for pipeline rehabilitation projects to comply with regulations enacted by the United States Department of Transportation Office of Pipeline Safety. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present system. These expenditures can vary greatly depending on the magnitude of our transactions. Capital expenditures may be financed through internally generated funds, debt or capital contributions from the Parent Partnership.

     Our debt repayment obligations consist of payments for principal and interest on (i) Senior Notes, $180.0 million principal amount due January 15, 2008, and $210.0 million principal amount due January 15, 2028, and (ii) $146.3 million principal amount due to the Parent Partnership related to our share of the Parent Partnership’s Three Year Facility and Senior Notes, due in April 2004 and February 2012, respectively. We expect to repay the long-term, senior unsecured obligations through the issuance of additional long-term senior unsecured debt at the time the 2008 and 2028 debt matures, proceeds from dispositions of assets, or any combination of the above items.

     We are also contingently liable as guarantor for the lesser of one-half or $75.0 million principal amount (plus interest) of the borrowings of Centennial. We expect to contribute an additional $2.0 million to Centennial in the remaining three months of 2002 to provide for operating problems associated with the pipeline start-up, which have restricted the flexibility of Centennial’s Creal Springs tank farm. We may make additional contributions to Centennial in 2003. We expect that if any contributions are made they would not have a material adverse effect on our financial position, results of operations or cash flows. We are also contingently liable as guarantor for $500.0 million principal amount of 7.625% Senior Notes due 2012 issued in February 2002 by our Parent Partnership. We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no off-balance sheet commitments for indebtedness other than the limited guaranty of the Centennial debt, the Parent Partnership debt and leases covering assets utilized in several areas of our operations.

     The following table summarizes our debt repayment obligations and material contractual commitments as of September 30, 2002 (in millions).

	Amount of Commitment Expiration Per Period

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

Note payable, Parent Partnership	$146.3	$—	$25.1	$—	$121.2
6.45% Senior Notes due 2008	180.0	—	—	—	180.0
7.51% Senior Notes due 2028	210.0	—	—	—	210.0
Centennial cash contributions	2.0	2.0	—	—	—
Operating leases	20.2	5.3	9.6	5.3	—

Total	$558.5	$7.3	$34.7	$5.3	$511.2

   Sources of Future Capital

     We expect that our cash flow from operating activities will be adequate to fund cash distributions and capital additions necessary to maintain existing operations. However, expansionary capital projects and acquisitions may require additional capital contributions from our Parent Partnership. The Parent Partnership has funded its capital commitments from operating cash flow, borrowings under bank credit facilities, the issuance of long term debt in capital markets and public offering of Limited Partner Units. We expect future capital needs would be similarly funded.

     On May 29, 2002, Moody’s Investors Service downgraded our Parent Partnership’s senior unsecured debt rating to Baa3 from Baa2. We were also included in this downgrade. These ratings were given with stable outlooks and followed our Parent Partnership’s announcement of the acquisition of Val Verde. The downgrades reflect Moody’s concern that the Parent Partnership has a high level of debt relative to many of its peers and that its debt may be continually higher than its long-term targets if the Parent Partnership continues to make a series of acquisitions of increasingly larger size. Because of its high distribution rate, the Parent Partnership is particularly reliant on external financing to finance its acquisitions. Moody’s indicated that the Parent Partnership’s cash flows are becoming less predictable as a result of its acquisitions and expansion into the crude oil and natural gas gathering businesses. The Parent Partnership is evaluating alternatives to lowering its debt-to-EBITDA ratio. Further reductions in the Parent Partnership’s and our credit ratings could increase the debt financing costs or possibly reduce the availability of financing. Generally, a subsidiary’s credit rating will not be higher than its parent. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant such a change. On September 17, 2002, Moody’s reaffirmed the Baa3 ratings on us and our Parent Partnership.

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

     In 1994, we entered into an Agreed Order with the Indiana Department of Environmental Management (“IDEM”) that resulted in the implementation of a remediation program for groundwater contamination attributable to our operations at the Seymour, Indiana, terminal. In 1999, the IDEM approved a Feasibility Study, which includes our proposed remediation program. We expect the IDEM to issue a Record of Decision formally approving the remediation program. After the Record of Decision is issued, we will enter into a subsequent Agreed Order for the continued operation and maintenance of the remediation program. We have an accrued liability of $0.2 million at September 30, 2002, for future remediation costs at the Seymour terminal. We do not expect that the completion of the remediation program will have a future material adverse effect on our financial position, results of operations or cash flows.

     In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At September 30, 2002, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

   New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. At September 30, 2002, our investment in Centennial included an excess investment (equity method goodwill) of $32.9 million, which will not be amortized according to SFAS 142 (see Note 5. Equity Investments). We adopted SFAS 142 effective January 1, 2002. The adoption of SFAS 142 did not have a material effect on our financial position, results of operations or cash flows.

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

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS 146 will have a material effect on our financial position, results of operations or cash flows.

     In June 2002, the EITF reached a consensus on certain issues contained in Topic 02-03, Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. We do not believe that this consensus, as currently interpreted by the EITF, applies to us, as we do not engage in energy trading and risk management activities as contemplated by EITF No. 98-10. The adoption of this consensus did not have an effect on our results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We may be exposed to market risk through changes in commodity prices and interest rates. We do not have foreign exchange risks. Our Risk Management Committee has established policies to monitor and control these market risks. The Risk Management Committee is comprised, in part, of senior executives of the Company.

     We have utilized and expect to continue to utilize interest rate swap agreements to hedge a portion of our fair value risks. Interest rate swap agreements are used to manage the fixed interest rate mix of our debt portfolio and overall cost of borrowing. The interest rate swaps related to our fair value risks are intended to reduce our exposure to changes in the fair value of our fixed rate Senior Notes. The interest rate swap agreements involve the periodic exchange of payments without the exchange of the notional amount upon which the payments are based. The related amount payable to or receivable from counterparties is included as an adjustment to accrued interest.

     As of September 30, 2002, and December 31, 2001, we had intercompany notes payable to our Parent Partnership of $146.3 million and $117.9 million, respectively. At December 31, 2001, $72.5 million, included in current liabilities, related to our borrowings under the Parent Partnership’s Short-term Revolver described above. Our long-term portion at December 31, 2001, totaled $45.4 million and represented borrowings under the Parent Partnership’s Three Year Facility. During the nine months ended September 30, 2002, the Parent Partnership issued $500.0 million principal amount of 7.625% Senior Notes due 2012. The Parent Partnership used a portion of the proceeds to repay the Short-term Revolver. Thus, at September 30, 2002, no amounts were included in current liabilities as our portion of the Short-term Revolver had been repaid. Our long-term portion at September 30, 2002, totaled $146.3 million and represents borrowings by us under the Parent Partnership’s Three Year Facility and Senior Notes described above. The interest rate on the note payable, Parent Partnership at September 30, 2002, was 5.0%. At September 30, 2002, accrued interest includes $2.9 million due to the Parent Partnership. For the nine months ended September 30, 2002, interest costs incurred on the note payable, Parent Partnership totaled $5.4 million.

     On October 4, 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the Senior Notes. Under the swap agreement, we pay a floating rate based on a three month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the nine months ended September 30, 2002, we recognized a gain of $5.4 million, recorded as a reduction of interest expense, on the interest rate swap. During the quarter ended September 30, 2002, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap agreement was a gain of approximately $5.2 million at September 30, 2002, and a loss of approximately $14.6 million at December 31, 2001.

     At September 30, 2002, we had outstanding $180.0 million principal amount of 6.45% Senior Notes due 2008 and $210.0 million principal amount of 7.51% Senior Notes due 2028. At September 30, 2002, the estimated fair value of the Senior Notes was approximately $392.0 million.

Item 4. Controls and Procedures

     Included in its recent Release No. 34-46427, effective August 29, 2002, the Securities and Exchange Commission adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant’s quarterly and annual reports under the Securities Exchange Act of 1934 (the “Exchange Act”). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

     The principal executive officer and principal financial officer of our general partner have informed us that, based upon their evaluation as of October 29, 2002, of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective.

     There have been no changes in our internal controls or in other factors known to us that could significantly affect those controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:
3.1	Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, effective September 21, 2001 (Filed as Exhibit 3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001, and incorporated herein by reference).
4.1	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).
4.2	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).
4.3	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).
4.4	Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).
10.1+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).
10.2+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).
10.3+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).
10.4+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).
10.5+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.6+	Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).
10.7+	Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).
10.8+	Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).
10.9	Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).
10.10+	Form of Employment Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, David E. Owen, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).
10.11+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).
10.12	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).
10.13	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).
10.14+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).
10.15+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).
10.16	Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).
10.17	Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).
10.18	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.19	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).
10.20	Amendment 1, dated as of September 28, 2001, to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.33 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).
10.21	Amendment 1, dated as of September 28, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.34 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).
10.22	Amendment and Restatement, dated as of November 13, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.35 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).
10.23	Second Amendment and Restatement, dated as of November 13, 2001, to the Amended and Restated Credit Agreement amount TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.36 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).
10.24	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and Certain Lenders, as Lenders dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 10.44 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).
10.25	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.45 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).
10.26	Amendment, dated as of June 27, 2002 to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent, and Certain Lenders, dated as of March 28, 2002 ($500,000,000 Revolving Credit Facility) (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).
10.27	Amendment 1, dated as of June 27, 2002 to the Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 99.4 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).
10.28+	Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan, effective June 1, 2002 (Filed as Exhibit 10.49 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002, and incorporated herein by reference).

+	A management contract or compensation plan or arrangement.

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2002: None.

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

Charles H. Leonard, Senior Vice President, Chief Financial Officer and Director

Date: November 4, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, BARRY R. PEARL, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TE Products Pipeline Company, Limited Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 4, 2002

/s/ BARRY R. PEARL

Barry R. Pearl President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, CHARLES H. LEONARD, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TE Products Pipeline Company, Limited Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 4, 2002

/s/ CHARLES H. LEONARD

Charles H. Leonard Senior Vice President and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned, being the Chief Executive Officer of TEPPCO GP, Inc., the sole general partner of TE Products Pipeline Company, Limited Partnership (the “Company”), hereby certifies that, to his knowledge, the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 4, 2002

/s/ BARRY R. PEARL

Barry R. Pearl President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned, being the Chief Financial Officer of TEPPCO GP, Inc., the sole general partner of TE Products Pipeline Company, Limited Partnership (the “Company”), hereby certifies that, to his knowledge, the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 4, 2002

/s/ CHARLES H. LEONARD

Charles H. Leonard Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

(a) Exhibits:
3.1	Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, effective September 21, 2001 (Filed as Exhibit 3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001, and incorporated herein by reference).
4.1	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).
4.2	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).
4.3	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).
4.4	Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).
10.1+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).
10.2+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).
10.3+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).
10.4+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).
10.5+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.6+	Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File
No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).
10.7+	Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).
10.8+	Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).
10.9	Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).
10.10+	Form of Employment Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, David E. Owen, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).
10.11+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).
10.12	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).
10.13	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).
10.14+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).
10.15+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).
10.16	Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).
10.17	Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).
10.18	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.19	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).
10.20	Amendment 1, dated as of September 28, 2001, to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.33 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).
10.21	Amendment 1, dated as of September 28, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.34 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).
10.22	Amendment and Restatement, dated as of November 13, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.35 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).
10.23	Second Amendment and Restatement, dated as of November 13, 2001, to the Amended and Restated Credit Agreement amount TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.36 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).
10.24	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and Certain Lenders, as Lenders dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 10.44 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).
10.25	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.45 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).
10.26	Amendment, dated as of June 27, 2002 to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent, and Certain Lenders, dated as of March 28, 2002 ($500,000,000 Revolving Credit Facility) (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).
10.27	Amendment 1, dated as of June 27, 2002 to the Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 99.4 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).
10.28+	Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan, effective June 1, 2002 (Filed as Exhibit 10.49 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002, and incorporated herein by reference).

+	A management contract or compensation plan or arrangement.