Form 10-K/A
period 2002-12-31
TE PRODUCTS PIPELINE CO LP
filed 2003-04-01
CIK 1045548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

PURPOSE OF THIS AMENDMENT
Item 6. Selected Financial Data
SIGNATURES
CERTIFICATION
INDEX TO EXHIBITS
Consent of KPMG LLC
Certification of Chief Executive Officer
Certification of Chief Financial Officer

PURPOSE OF THIS AMENDMENT

     We are amending our Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 27, 2003, to correct net cash provided by operating activities included in Item 6. Selected Financial Data to conform these amounts to those reflected in our audited financial statements which are presented in our Annual Report on Form 10-K. All other information contained in our original Annual Report on Form 10-K for the fiscal year ended December 31, 2002 remains unchanged.

Item 6. Selected Financial Data

     The following tables set forth, for the periods and at the dates indicated, our selected consolidated financial and operating data. The financial data was derived from our consolidated financial statements and should be read in conjunction with our audited consolidated financial statements included in the Index to Financial Statements on page F-1 of our Annual Report on Form 10-K. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Income Statement Data: (1)
Operating revenues:
Transportation — refined products	$123,476	$139,315	$119,331	$123,004	$119,854
Transportation — LPGs	74,577	77,823	73,896	67,701	60,902
Mont Belvieu operations	15,238	14,116	13,334	12,849	10,880
Other	30,247	32,979	22,673	19,361	14,623

Total operating revenues	243,538	264,233	229,234	222,915	206,259
Operating expenses	130,324	119,856	118,065	112,941	106,405
Depreciation and amortization	30,116	26,699	25,728	25,094	24,529

Operating income	83,098	117,678	85,441	84,880	75,325
Interest expense — net	(22,742)	(27,044)	(27,529)	(26,682)	(27,095)
Equity earnings	(6,815)	(1,149)	—	—	—
Other income — net	832	1,537	1,651	1,471	2,799

Income before extraordinary item and discontinued operations	54,373	91,022	59,563	59,669	51,029
Extraordinary loss on debt extinguishment (2)	—	—	—	—	(73,509)
Income from discontinued operations (3)	912	1,674	1,751	2,183	1,503

Net income (loss)	$55,285	$92,696	$61,314	$61,852	$(20,977)

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet Data: (1)
Property, plant and equipment — net	$722,848	$697,178	$640,656	$609,870	$565,641
Total assets	883,450	879,834	755,507	724,216	696,486
Long-term debt (net of current maturities)	528,835	420,594	437,820	414,753	389,722
Total debt	528,835	493,084	437,820	414,753	389,722
Partners’ capital	242,739	270,112	234,915	228,229	228,140

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Cash Flow Data: (1)
Net cash provided by operating activities	$107,600	$123,070	$87,456	$85,606	$79,128
Capital expenditures to sustain existing operations	(13,592)	(12,724)	(15,402)	(22,139)	(19,598)
Distributions paid	(94,921)	(80,914)	(70,767)	(61,608)	(56,774)

(1)	Amounts have been reclassified to reflect TEPPCO Colorado as discontinued operations.

(2)	Extraordinary item reflects the loss related to the early extinguishment of the First Mortgage Notes on January 27, 1998.

(3)	Discontinued operations relates to the sale of TEPPCO Colorado in May 2002.

23*	Consent of KPMG LLC.
99.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

Charles H. Leonard,
Senior Vice President, Chief Financial Officer, and Director

Dated: April 1, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, BARRY R. PEARL, certify that:

1.	I have reviewed this annual report on Form 10-K/A of TE Products Pipeline Company, Limited Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

April 1, 2003

Date

/s/ BARRY R. PEARL

Barry R. Pearl
President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, CHARLES H. LEONARD, certify that:

1.	I have reviewed this annual report on Form 10-K/A of TE Products Pipeline Company, Limited Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

April 1, 2003

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