Form 10-Q
period 2003-03-31
TE PRODUCTS PIPELINE CO LP
filed 2003-05-05
CIK 1045548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002	1
Consolidated Statements of Income for the three months ended March 31, 2003 and 2002 (unaudited)	2
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)	3
Notes to the Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Forward-Looking Statements	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$267	$485
Accounts receivable, trade	21,252	26,217
Accounts receivable, related party	11,501	5,125
Inventories	15,895	13,800
Other	8,029	11,939

Total current assets	56,944	57,566

Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $272,272 and $284,458)	649,874	722,848
Equity investments	161,531	73,476
Other assets	27,903	29,560

Total assets	$896,252	$883,450

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$14,653	$18,999
Accounts payable, related party	14,333	5,685
Accrued interest	7,199	11,536
Other accrued taxes	5,392	6,732
Other	14,617	16,008

Total current liabilities	56,194	58,960

Senior Notes	402,152	403,428
Note Payable, Parent Partnership	183,949	154,093
Other liabilities and deferred credits	15,443	24,230
Commitments and contingencies
Partners’ capital:
General partner’s interest	2	2
Limited partner’s interest	238,512	242,737

Total partners’ capital	238,514	242,739

Total liabilities and partners’ capital	$896,252	$883,450

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2003	2002

Operating revenues:
Transportation – Refined products	$26,894	$25,144
Transportation – LPGs	30,821	23,360
Mont Belvieu operations	—	4,506
Other	9,254	6,576

Total operating revenues	66,969	59,586

Costs and expenses:
Operating, general and administrative	20,501	18,985
Operating fuel and power	8,178	7,111
Depreciation and amortization	7,008	6,831
Taxes – other than income taxes	2,648	3,010

Total costs and expenses	38,335	35,937

Operating income	28,634	23,649
Interest expense	(7,193)	(6,739)
Interest capitalized	391	1,693
Equity earnings	(1,259)	(796)
Other income – net	(6)	122

Income before discontinued operations	20,567	17,929
Income from discontinued operations	—	402

Net income	$20,567	$18,331

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income from continuing operations	$20,567	$17,929
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	7,008	6,831
Equity in loss of affiliate	1,259	796
Non-cash portion of interest expense	8	8
Decrease in accounts receivable	4,965	4,873
Increase in inventories	(2,095)	(732)
Decrease (increase) in other current assets	3,910	(2,371)
Decrease in accounts payable and accrued expenses	(11,413)	(6,638)
Other	1,024	(3,578)

Net cash provided by continuing operations	25,233	17,118
Net cash provided by discontinued operations	—	(110)

Net cash provided by operating activities	25,233	17,008

Cash flows from investing activities:
Acquisition of additional interest in Centennial Pipeline LLC	(20,000)	—
Investment in Centennial Pipeline LLC	(1,000)	(3,334)
Capital expenditures	(9,514)	(18,088)

Net cash used in investing activities	(30,514)	(21,422)

Cash flows from financing activities:
Proceeds from term loan	35,356	161,099
Repayments of term loan	(5,500)	(132,860)
Equity contribution – Parent Partnership	36	—
Distributions	(24,829)	(22,925)

Net cash provided by financing activities	5,063	5,314

Net increase (decrease) in cash and cash equivalents	(218)	900
Cash and cash equivalents at beginning of period	485	3,654

Cash and cash equivalents at end of period	$267	$4,554

Non-cash investing activities:
Net assets transferred to Mont Belvieu partnership	$69,459	$—

Supplemental disclosure of cash flows:
Interest paid during the period (net of capitalized interest)	$13,789	$11,268

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

     As used in this Report, “we,” “us,” and “our” means TE Products Pipeline Company, Limited Partnership.

     The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of the management of the Company, of a normal and recurring nature and necessary for a fair statement of our financial position as of March 31, 2003, and the results of our operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of results of our operations for the full year 2003. You should read the interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. We have reclassified certain amounts from prior periods to conform with the current presentation.

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

     Effective January 1, 2002, our Parent Partnership realigned its business segments to reflect its entry into the natural gas gathering business and the expanded scope if its natural gas liquids (“NGLs”) operations. As part of this realignment, on May 31, 2002, we transferred our investment in TEPPCO Colorado, LLC (“TEPPCO Colorado”), which fractionates NGLS, to TEPPCO Midstream Companies, L.P. (“TEPPCO Midstream”). As a result of the transfer, the results of operations of TEPPCO Colorado for the periods presented are reflected as discontinued operations (see Note 11. Discontinued Operations). We have reclassified prior periods presented to reflect the current presentation.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not affect our financial position, results of operations or cash flows.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We are required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, we are required to apply FIN 46 on July 1, 2003. In connection with the adoption of FIN 46, we evaluated our investments in Centennial Pipeline LLC and Mont Belvieu Storage Partners, L.P. and determined that these entities are not variable interest entities as defined by FIN 46, and thus we have accounted for our investments in these entities as equity method investments (see Note 7. Equity Investments). The adoption of FIN 46 did not have an effect on our financial position, results of operations or cash flows.

NOTE 3. ASSET RETIREMENT OBLIGATIONS

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation for the retirement of tangible long-lived assets. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation. Determination of any amounts recognized upon adoption is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates.

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

     We have completed our assessment of SFAS 143, and we have determined that we are obligated by contractual or regulatory requirements to remove facilities or perform other remediation upon retirement of our assets. However, we are not able to determine the fair value of the asset retirement obligations for our trunk and interstate pipelines and our surface facilities as they cannot be reasonably estimated, since future dismantlement and removal dates are indeterminate. It is impossible to predict when demand for transportation of the related products will cease. Our rights-of-way agreements allow us to renew the rights-of-way rather than remove the pipe while we evaluate our trunk pipelines for alternative uses, which can be and have been found, should the need arise.

     We will record such asset retirement obligations in the period in which more information becomes available for us to reasonably estimate the settlement dates of the retirement obligations. The adoption of SFAS 143 did not have an impact on our financial position, results of operations or cash flows.

NOTE 4. INTANGIBLE ASSETS

     We account for our intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, which was issued by the FASB in July 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives, but instead should be tested for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. We will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     The following table reflects the components of amortized intangible assets, included in other assets on the consolidated balance sheet (in thousands):

	March 31, 2003		December 31, 2002

	Gross Carrying		Gross Carrying	Accumulated
	Amount	Accumulated Amortization	Amount	Amortization

Amortized intangible assets:
Transportation agreements	$1,328	$(144)	$1,328	$(127)

     Amortization expense on intangible assets was $16,603 and $12,500 for the three months ended March 31, 2003 and 2002, respectively.

     The following table sets forth the estimated amortization expense on intangible assets for the years ending December 31 (in thousands):

2003	$66
2004	66
2005	66
2006	66
2007	66

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

     On October 4, 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We have designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the Senior Notes. Under the swap agreement, we pay a floating rate based on a three month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the three months ended March 31, 2003, and 2002, we recognized reductions in interest expense of $2.4 million and $1.7 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the three months ended March 31, 2003, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap agreement was a gain of approximately $12.3 million and $13.6 million at March 31, 2003, and December 31, 2002, respectively.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

NOTE 6. INVENTORIES

     Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

	March 31,	December 31,
	2003	2002

Gasolines	$4,580	$4,700
Butanes	3,415	1,991
Transmix	1,934	2,526
Other products	1,571	845
Materials and supplies	4,395	3,738

Total	$15,895	$13,800

     The costs of inventories did not exceed market values at March 31, 2003, and December 31, 2002.

NOTE 7. EQUITY INVESTMENTS

     In August 2000, we entered into agreements with Panhandle Eastern Pipeline Company (“PEPL”), a subsidiary of CMS Energy Corporation, and Marathon Ashland Petroleum LLC (“Marathon”) to form Centennial Pipeline LLC (“Centennial”). Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Through February 9, 2003, each participant owned a one-third interest in Centennial. On February 10, 2003, we and Marathon each acquired an additional interest in Centennial from PEPL for $20.0 million each, increasing our percentage ownerships in Centennial to 50% each. During the three months ended March 31, 2003, excluding the amount paid for the acquisition of the additional ownership interest, we contributed approximately $1.0 million for our investment in Centennial, which is included in the equity investment balance at March 31, 2003.

     As of January 1, 2003, we and Louis Dreyfus Energy Services, L.P. (“Louis Dreyfus”) formed Mont Belvieu Storage Partners, L.P. (“MB Storage”). We and Louis Dreyfus each own a 50% ownership interest in MB Storage. The purpose of MB Storage is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections. MB Storage is a service-oriented, fee-based venture with no commodity trading activity. We continue to operate the facilities for MB Storage. Effective January 1, 2003, we contributed property and equipment with a net book value of $75.5 million to MB Storage. Additionally, as of the contribution date, Louis Dreyfus had invested $6.1 million for expansion projects for MB Storage that we were required to reimburse if the original joint development and marketing agreement was terminated by either party. This deferred liability was also contributed and converted to the capital of Louis Dreyfus in MB Storage.

     We use the equity method of accounting for to account for our investment in Centennial and MB Storage. Summarized combined financial information for Centennial for the three months ended March 31, 2003 and 2002, and for the three months ended March 31, 2003, for MB Storage, is presented below (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Revenues	$9,043	$—
Net loss	(3,189)	(3,147)

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     Summarized combined balance sheet data for Centennial as of March 31, 2003, and December 31, 2002, and for MB Storage as of March 31, 2003, is presented below (in thousands):

	March 31,	December 31,
	2003	2002

Current assets	$12,758	$8,184
Noncurrent assets	358,648	285,885
Current liabilities	25,248	19,949
Long-term debt	140,000	140,000
Noncurrent liabilities	13,758	14,875
Partners’ capital	192,400	119,245

     Our investment in Centennial at March 31, 2003, and December 31, 2002, includes an excess net investment amount of $33.1 million. Excess investment is the amount by which our investment balance exceeds our proportionate share of the net assets of the investment.

NOTE 8. LONG TERM DEBT

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

     The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of March 31, 2003, we were in compliance with the covenants of the Senior Notes.

     We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above. See Note 5. Derivative Financial Instruments.

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

     On April 6, 2001, our Parent Partnership entered into a $500.0 million revolving credit facility including the issuance of letters of credit of up to $20.0 million (“Three Year Facility”). The interest rate is based, at the

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contains certain restrictive financial covenant ratios. During 2002, the Parent Partnership’s borrowings under the Three Year Facility were used to finance the acquisitions of the Chaparral NGL system on March 1, 2002, and Val Verde Gas Gathering Company (“Val Verde”) on June 30, 2002. During 2002, the Parent Partnership made repayments on the Three Year Facility with proceeds from the issuance of the Parent Partnership’s 7.625% Senior Notes, proceeds from the issuance of our Parent Partnership’s units representing limited partnership interests (“Limited Partner Units”) and proceeds from the termination of interest rate swaps. During the first quarter of 2003, the Parent Partnership repaid $182.0 million of the outstanding balance of the Three Year Facility with proceeds from the issuance of its 6.125% Senior Notes on January 30, 2003. At March 31, 2003, $265.0 million was outstanding under the Three Year Facility.

     On April 6, 2001, the Parent Partnership entered into a 364-day, $200.0 million revolving credit agreement (“Short-term Revolver”). The interest rate was based, at the Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contained certain restrictive financial covenant ratios. On March 28, 2002, the Short-term Revolver was extended for an additional period of 364 days, ending in March 2003. During 2002, the Parent Partnership’s borrowings under the Short-term Revolver were used to finance the acquisition of the Val Verde assets and for other purposes. During 2002, the Parent Partnership repaid the existing amounts outstanding under the Short-term Revolver with proceeds it received from the issuance of Limited Partner Units in 2002. The Short-term Revolver expired on March 27, 2003.

     On February 20, 2002, the Parent Partnership issued $500.0 million principal amount of 7.625% Senior Notes due 2012. The 7.625% Senior Notes were issued at a discount of $2.2 million and are being accreted to their face value over the term of the notes. The Parent Partnership used the proceeds from the offering to reduce a portion of the outstanding balances of its credit facilities. The 7.625% Senior Notes may be redeemed at any time at the Parent Partnership’s option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing these 7.625% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit the Parent Partnership’s ability to incur additional indebtedness.

     On January 30, 2003, the Parent Partnership issued $200.0 million principal amount of 6.125% Senior Notes due 2013. The 6.125% Senior Notes were issued at a discount of $1.4 million and are being accreted to their face value over the term of the notes. The Parent Partnership used $182.0 million of the proceeds from the offering to reduce the outstanding principal on the Three Year Facility to $250.0 million. The balance of the net proceeds received was used for general purposes. The 6.125% Senior Notes may be redeemed at any time at the Parent Partnership’s option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing the 6.125% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit the Parent Partnership’s ability to incur additional indebtedness.

     As of March 31, 2003, and December 31, 2002, we had an intercompany note payable to our Parent Partnership of $183.9 million and $154.1 million, respectively, which represented borrowings under the Parent Partnership’s Three Year Facility, 7.625% Senior Notes and 6.125% Senior Notes. The interest rate on the note payable to the Parent Partnership at March 31, 2003, was 2.1%. At March 31, 2003, accrued interest includes $3.9 million due to the Parent Partnership. For the three months ended March 31, 2003, interest costs incurred on the note payable to the Parent Partnership totaled $2.7 million.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

NOTE 9. QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

     We make quarterly cash distributions of all of our available cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion. We pay distributions of 99.999% to the Parent Partnership and 0.001% to the General Partner.

     During the three months ended March 31, 2003 and 2002, we paid cash distributions totaling $24.8 million and $22.9 million, respectively. The distribution increase reflects our success in improving cash flow levels. On May 9, 2003, we will pay a cash distribution of $26.4 million for the three months ended March 31, 2003.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

     On December 21, 2001, we were named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana, in Rebecca L. Grisham et. al. v. TE Products Pipeline Company, Limited Partnership. In this case, the plaintiffs contend that the defendant’s pipeline, which crosses the plaintiff’s property, leaked toxic products onto the plaintiff’s property. The plaintiffs further contend that this leak caused damages to the plaintiffs. We have filed an answer to the plaintiff’s petition denying the allegations. The plaintiffs have not stipulated the amount of damages they are seeking in the suit. We are defending ourselves vigorously against the lawsuit. We cannot estimate the damages, if any, associated with this pending lawsuit; however, this case is covered by insurance.

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

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     In 1994, we entered into an Agreed Order with the Indiana Department of Environmental Management (“IDEM”) that resulted in the implementation of a remediation program for groundwater contamination attributable to our operations at the Seymour, Indiana, terminal. In 1999, the IDEM approved a Feasibility Study, which includes our proposed remediation program. In March 2003, the IDEM issued a Record of Decision formally approving the remediation program. As the Record of Decision has been issued, we will enter into an Agreed Order for the continued operation and maintenance of the remediation program. We have an accrued liability of $0.3 million at March 31, 2003, for future remediation costs at the Seymour terminal. We do not expect that the completion of the remediation program will have a material adverse effect on our financial position, results of operations or cash flows.

     In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At March 31, 2003, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

     On March 17, 2003, we experienced a release of 511 barrels of jet fuel from a tank at our Blue Island terminal located in Cook County, Illinois. As a result of the release, we have entered into an Agreed Preliminary Injunction and Order (“Agreed Order”) with the State of Illinois. The Agreed Order requires us, in part, to complete a site investigation plan to delineate the scope of any potential contamination resulting from the release and to remediate any contamination. The Agreed Order does not contain any provision for any fines or penalties; however, it does not preclude the State of Illinois from assessing these at a later date. We do not expect that the completion of the remediation program will have a future material adverse effect on our financial position, results of operations or cash flows.

     Centennial entered into credit facilities totaling $150.0 million, and as of March 31, 2003, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of its pipeline system. Each of the participants in Centennial, including us, originally guaranteed one-third of Centennial’s debt up to a maximum amount of $50.0 million. During the third quarter of 2002, PEPL, one of the participants in Centennial, was downgraded by Moody’s and Standard & Poors to below investment grade, which resulted in PEPL being in default under its portion of the Centennial guaranty. Effective September 27, 2002, we and Marathon increased our guaranteed amounts to one-half of the debt of Centennial, up to a maximum amount of $75.0 million each, to avoid a default on the Centennial debt. As compensation to us and Marathon for providing our additional guarantees, PEPL was required to pay interest at a rate of 4% per annum to each of us and Marathon on the portion of the additional guaranty that we had provided for PEPL. In connection with the acquisition of the additional interest in Centennial on February 10, 2003, the guaranty agreement between us, Marathon and PEPL was terminated. Our guaranty of up to a maximum of $75.0 million of Centennial’s debt remains in effect.

NOTE 11. DISCONTINUED OPERATIONS

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

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     The transfer of TEPPCO Colorado to TEPPCO Midstream was recorded at the book value of TEPPCO Colorado’s net assets, which was $4.1 million. In connection with the transfer, we received $4.1 million in cash from TEPPCO Midstream. TEPPCO Midstream assumed the outstanding debt of TEPPCO Colorado of $32.0 million as part of the transaction. As a result of the transfer, our financial position and results of operations have been reclassified to reflect revenue, expenses, assets and liabilities of TEPPCO Colorado as discontinued operations for the periods presented. Condensed statements of income are shown below for TEPPCO Colorado for the three months ended March 31, 2002 (in thousands):

Three Months Ended
March 31,
2002

Revenues	$1,834
Operating, general and administrative	218
Depreciation and amortization	504

Operating income	1,112
Interest expense	(721)
Other income – net	11

Net income	$402

     Assets and liabilities from discontinued operations at December 31, 2001, are presented in the table below (in thousands):

December 31,
2001

Cash	$3,073
Accounts receivable, trade	1
Property, plant and equipment, net	1,625
Intangible assets	31,099

Total assets	$35,798

Accounts payable, Texas Eastern Products Pipeline Company, LLC	$11
Other current liabilities	1,473
Note payable, Parent Partnership	31,882

Total liabilities	$33,366

Net assets	$2,432

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     You should read the following review of our financial position and results of operations in conjunction with the Consolidated Financial Statements. Material period-to-period variances in the consolidated statements of income are discussed under “Results of Operations.” The “Financial Condition and Liquidity” section analyzes cash flows and financial position. “Other Considerations” addresses trends, future plans and contingencies that are reasonably likely to materially affect future liquidity or earnings. The Consolidated Financial Statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

     We operate and report in one business segment: transportation and storage of refined products and LPGs and petrochemicals. Revenues are earned from transportation and storage of refined products and LPGs, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. Our two largest operating expense items are labor and electric power. We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating. Our results also include our equity investments in Centennial Pipeline LLC (“Centennial”) and Mont Belvieu Storage Partners, L.P. (“MB Storage”) (see Note 7. Equity Investments).

Results of Operations

     The following table presents volumes delivered in barrels and average tariff per barrel for the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,		Percentage
			Increase
	2003	2002	(Decrease)

	(in thousands, except tariff information)
Volumes Delivered
Refined products	30,232	25,765	17%
LPGs	13,700	12,035	14%

Total	43,932	37,800	16%

Average Tariff per Barrel
Refined products	$0.89	$0.98	(9%)
LPGs	2.25	1.94	16%
Average system tariff per barrel	$1.31	$1.28	2%

     We reported net income of $20.6 million for the three months ended March 31, 2003, compared to net income of $18.3 million for the three months ended March 31, 2002. Net income increased $2.3 million primarily due to an increase of $7.4 million in operating revenues, partially offset by an increase of $2.4 million in costs and expenses, increased losses of $0.5 million from equity investments, an increase of $0.5 million in interest expense, a decrease of $1.3 million in interest capitalized and a decrease of $0.4 million in income from discontinued operations. We discuss the factors influencing these variances below.

     Revenues from refined products transportation increased $1.8 million for the three months ended March 31, 2003, compared with the three months ended March 31, 2002, due to an overall increase of 17% in the refined products volumes delivered. This increase was primarily due to deliveries of product received into our pipeline from Centennial at Creal Springs, Illinois. Centennial, which commenced refined products deliveries to us in April 2002, has provided our system with an additional source of supply for product originating in the U.S. Gulf Coast area. With this incremental supply source, our previously constrained system has expanded services in markets both south and north of Creal Springs. The 17% increase in our overall refined product delivery was composed of a 17% increase in motor fuel delivery, a 26% increase in distillate volume delivery and a 3% increase in jet fuel delivery from the prior year period. Volume increases were due to increased demand for product supplied by the U.S. Gulf Coast into Midwest markets resulting from cold weather during the first quarter of 2003, which both increased demand and caused higher natural gas prices. As a result of high natural gas prices, utilities use distillates as a substitute for natural gas for their facilities. The refined products average rate per barrel decreased 9% from the prior year period primarily due to the impact of the Midwest origin point for volumes received from Centennial, which resulted in an increase in short-haul volumes transported on our system.

     Revenues from LPGs transportation increased $7.5 million for the three months ended March 31, 2003, compared with the three months ended March 31, 2002, primarily due to increased deliveries of propane in the upper Midwest and Northeast market areas attributable to colder than normal weather during the first quarter of 2003. Butane deliveries also increased in the Midwest as a result of declining future prices for gasoline which resulted in increased demand for butane for gasoline blending. The LPGs average rate per barrel increased 16% from the prior year period as a result of an increased percentage of long-haul deliveries during the three months ended March 31, 2003.

     Effective January 1, 2003, our 50% ownership interest in MB Storage is accounted for as an equity investment. See discussion regarding changes in equity earnings/losses below. Revenues generated from Mont Belvieu operations decreased $4.5 million during the three months ended March 31, 2003, compared with the three months ended March 31, 2002, as a result of the formation of MB Storage. The purpose of MB Storage is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections.

     Other operating revenues increased $2.6 million during the three months ended March 31, 2003, compared with the three months ended March 31, 2002, primarily due to higher margins on product inventory sales, higher propane deliveries at our Providence, Rhode Island import facility and higher refined product rental charges. These increases were partially offset by lower revenues from product location exchanges which are used to position product in the Midwest market area.

     Costs and expenses increased $2.4 million for the three months ended March 31, 2003, compared with the three months ended March 31, 2002. The increase was made up of an increase of $1.5 million in operating, general and administrative expenses, an increase of $1.1 million in operating fuel and power and an increase of $0.2 million in depreciation and amortization expense. These increases were partially offset by a decrease of $0.4 million in taxes – other than income taxes. Operating, general and administrative expenses increased primarily due to higher pipeline maintenance expenses, increased consulting and contract services and increased labor costs and general and administrative supplies expense. Depreciation expense increased from the prior year period because of assets placed in service during 2002. Operating fuel and power expense increased as a result of increased mainline throughput and higher power costs. Taxes – other than income taxes decreased as a result of actual property taxes being lower than previously estimated.

     Net losses from equity investments increased by $0.5 million during the three months ended March 31, 2003, compared with the three months ended March 31, 2002. Centennial, which commenced operations in April 2002, accounted for $2.4 million of the equity losses. On February 10, 2003, we acquired an additional 16.7% interest in Centennial, bringing our ownership interest to 50%. The losses from Centennial are partially offset by equity earnings of $1.9 million for our 50% ownership interest in MB Storage, which was formed effective January 1, 2003. Amounts in the prior year period recorded to revenues and costs and expenses are now being recorded to equity earnings based upon our ownership interest in MB Storage, effective with its formation on January 1, 2003.

     Interest expense increased $0.5 million during the three months ended March 31, 2002, compared with the three months ended March 31, 2001, as a result of higher outstanding debt balances under the Note Payable, Parent Partnership.

     Interest capitalized decreased $1.3 million during the three months ended March 31, 2002, compared with the corresponding prior year period, as a result of decreased balances of construction work-in-progress primarily related to Centennial.

  Discontinued Operations

     Effective January 1, 2002, our Parent Partnership realigned its business segments to reflect its entry into the natural gas gathering business and the expanded scope of its NGLs operations. As part of this realignment, on May 31, 2002, we entered into an Assignment and Assumption Agreement with TEPPCO Midstream to transfer our investment in TEPPCO Colorado, which fractionates NGLs, to TEPPCO Midstream at the book value of TEPPCO Colorado’s net assets (see Note 11. Discontinued Operations). SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that long-lived assets to be disposed of should be recorded at the lower of their carrying amount or fair value less costs to sell. As a result, in the quarter ended June 30, 2002, we compared the fair value of TEPPCO Colorado to its carrying value and noted no indication of impairment.

     As a result of the transfer, our financial position and results of operations have been reclassified to reflect revenue, expenses, assets and liabilities of TEPPCO Colorado as discontinued operations. A condensed statement of income is shown below for TEPPCO Colorado for the three months ended March 31, 2002 (in thousands):

Three Months Ended
March 31,
2002

Revenues	$1,834
Operating, general and administrative	218
Depreciation and amortization	504

Operating income	1,112
Interest expense	(721)
Other income – net	11

Net income	$402

     The following table presents volume and average rate information for TEPPCO Colorado for the three months ended March 31, 2002:

Fractionation – NGLs:
Thousand barrels	1,012
Average rate per barrel	$1.813

Financial Condition and Liquidity

     Net cash from operating activities totaled $25.2 million for the three months ended March 31, 2003. This cash was made up of $27.6 million of income before charges for depreciation and amortization, partially offset by $2.4 million of cash used for working capital. Net cash from operating activities for the three months ended March 31, 2002, totaled $17.0 million, comprised of $24.8 million of income before charges for depreciation and amortization, partially offset by $7.7 million of cash used for working capital and $0.1 million of cash used by discontinued operations. Net cash from operations for the three months ended March 31, 2003 and 2002, included interest payments of $13.8 million and $11.3 million, respectively.

     Cash flows used in investing activities totaled $30.5 million during the three months ended March 31, 2003, and was comprised of $9.5 million of capital expenditures, $20.0 million for our acquisition of the additional interest in Centennial on February 10, 2003, and $1.0 million of cash contributions for our ownership interest in Centennial. Cash flows used in investing activities totaled $21.4 million for the three months ended March 31, 2002, and were comprised of $18.1 million of capital expenditures and $3.3 million of cash contributions for our ownership interest in Centennial.

     Cash flows provided by financing activities totaled $5.1 million during the three months ended March 31, 2003, and were comprised of $35.4 million of proceeds for our term loan, partially offset by $24.8 million of distributions paid to our Parent Partnership and $5.5 million of repayments on our term loan. Cash flows provided by financing activities during the three months ended March 31, 2002, totaled $5.3 million, and were comprised of $161.1 million of proceeds from our term loan, partially offset by $132.9 million of repayments on our term loan and $22.9 million of distributions paid to our Parent Partnership.

     Centennial has entered into credit facilities totaling $150.0 million, and as of March 31, 2003, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of its pipeline system. Each of the participants in Centennial, including us, originally guaranteed one-third of Centennial’s debt, up to a maximum amount of $50.0 million. During the third quarter of 2002, Panhandle Eastern Pipeline Company (“PEPL”), one of the participants in Centennial, was downgraded by Moody’s and Standard & Poors to below investment grade, which resulted in PEPL being in default under its portion of the Centennial guaranty. Effective September 27, 2002, we and Marathon Ashland Petroleum LLC (“Marathon”) increased our guaranteed amounts to one-half of the debt of Centennial, up to a maximum amount of $75.0 million each, to avoid a default on the Centennial debt. As compensation to us and Marathon for providing our additional guarantees, PEPL was required to pay interest at a rate of 4% per annum to each of us and Marathon on the portion of the additional guaranty that we had provided for PEPL. In connection with the acquisition of the additional interest in Centennial on February 10, 2003, the guaranty agreement between Marathon, PEPL and us was terminated. Our guaranty of up to a maximum of $75.0 million of Centennial’s debt remains in effect.

     On February 20, 2002, the Parent Partnership issued $500.0 million principal amount of 7.625% Senior Notes due 2012. We and the Parent Partnership’s other significant operating subsidiaries, which include TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, issued guarantees of this debt. On June 30, 2002, the Parent Partnership acquired the Val Verde Gathering System (“Val Verde”) through its subsidiary, Val Verde Gas Gathering Company, L.P., which also issued an unconditional guaranty of the Parent Partnership’s debt securities. The guarantees are full, unconditional and joint and several. The proceeds from the offering of the $500.0 million principal amount of 7.625% Senior Notes were used to reduce the outstanding balances of the Parent Partnership’s credit facilities.

     On January 30, 2003, the Parent Partnership issued $200.0 million principal amount of 6.125% Senior Notes due 2013. We and the Parent Partnership’s other significant operating subsidiaries issued guarantees of this debt. The guarantees are full, unconditional and joint and several. The proceeds from the offering of the $200.0 million principal amount of 6.125% Senior Notes were used to reduce the outstanding principal of the Parent Partnership’s credit facilities.

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

     On April 6, 2001, our Parent Partnership entered into a $500.0 million revolving credit facility including the issuance of letters of credit of up to $20.0 million (“Three Year Facility”). The interest rate is based, at the Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contains restrictive financial covenant ratios. During 2002, the Parent Partnership’s borrowings under the Three Year Facility were used to finance the acquisitions of the Chaparral NGL system on March 1, 2002, and Val Verde on June 30, 2002. During 2002, the Parent Partnership made repayments on the Three Year Facility with proceeds from the issuance of the Parent Partnership’s 7.625% Senior Notes, proceeds from the issuance of our Parent Partnership’s units representing limited partnership interests (“Limited Partner Units”) and proceeds from the termination of interest rate swaps. During the first quarter of 2003, the Parent Partnership repaid $182.0 million of the outstanding balance of the Three Year Facility with proceeds from the issuance of its 6.125% Senior Notes on January 30, 2003. At March 31, 2003, $265.0 million was outstanding under the Three Year Facility.

     On April 6, 2001, the Parent Partnership entered into a 364-day, $200.0 million revolving credit agreement (“Short-term Revolver”). The interest rate was based, at the Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contained certain restrictive financial covenant ratios. On March 28, 2002, the Short-term Revolver was extended for an additional period of 364 days, ending in March 2003. During 2002, the Parent Partnership’s borrowings under the Short-term Revolver were used to finance the acquisition of the Val Verde assets and for other purposes. During 2002, the Parent Partnership repaid the existing amounts outstanding under the Short-term Revolver with proceeds it received from the issuance of Limited Partner Units in 2002. The Short-term Revolver expired on March 27, 2003.

     As of March 31, 2003, and December 31, 2002, we had an intercompany note payable to our Parent Partnership of $183.9 million and $154.1 million, respectively, which represented borrowings under the Parent Partnership’s Three Year Facility, 7.625% Senior Notes and 6.125% Senior Notes. The interest rate on the note payable, Parent Partnership at March 31, 2003, was 2.1%. At March 31, 2003, accrued interest includes $3.9 million due to the Parent Partnership. For the three months ended March 31, 2003, interest costs incurred on the note payable to the Parent Partnership totaled $2.7 million.

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

     The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur indebtedness. As of March 31, 2003, we were in compliance with the covenants of the Senior Notes.

     We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of our Senior Notes, as more fully described in Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

  Cash Distributions

     During the three months ended March 31, 2003 and 2002, we paid cash distributions of $24.8 million and $22.9 million, respectively. The distribution increase reflects our success in improving cash flow levels. On May 9, 2003, we will pay a cash distribution of $26.4 million for the three months ended March 31, 2003.

  Future Capital Needs and Commitments

     We estimate that capital expenditures, excluding acquisitions, for 2003 will be approximately $44.6 million (which includes $1.9 million of capitalized interest). We expect to use approximately $9.8 million for revenue generating projects which will include approximately $7.5 million for the expansion of our pumping capacity for LPGs into the Northeast markets and approximately $2.3 million for expansion of deliverability capacity at various locations throughout the system. We expect to spend approximately $26.0 million to sustain existing operations, including the replacement of storage tanks and pipeline rehabilitation projects to comply with regulations enacted by the United States Department of Transportation Office of Pipeline Safety. An additional $8.9 million will be expended on other replacements and system upgrade projects, including the replacement of a portion of our 20 inch pipeline crossing the Mississippi River for approximately $4.0 million. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present system. These expenditures can vary greatly depending on the magnitude of our transactions. We may finance capital expenditures through internally generated funds, debt or capital contributions from our Parent Partnership or any combination thereof.

     Our debt repayment obligations consist of payments for principal and interest on (i) $180.0 million 6.45% Senior Notes due January 15, 2008, (ii) $210.0 million 7.51% Senior Notes due January 15, 2028, and (iii) $183.9 million principal amount due to the Parent Partnership related to our share of the Parent Partnership’s Three Year Facility, 7.625% Senior Notes and 6.125% Senior Notes, due in April 2004, February 2012 and February 2013, respectively. We expect to repay the long-term, senior unsecured obligations through the issuance of additional long-term senior unsecured debt at the time the 2008 and 2028 debt matures, proceeds from dispositions of assets or any combination of the above items.

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

     The following table summarizes our debt repayment obligations and material contractual commitments as of March 31, 2003 (in millions):

	Amount of Commitment Expiration Per Period

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Note payable, Parent Partnership	$183.9	$—	$183.9	$—	$—
6.45% Senior Notes due 2008	180.0	—	—	180.0	—
7.51% Senior Notes due 2028 (1)	210.0	—	—	—	210.0

Debt subtotal	573.9	—	183.9	180.0	210.0

Centennial cash contributions	10.0	10.0	—	—	—
Operating leases	20.2	5.9	10.4	3.7	0.2

Contractual commitments subtotal	30.2	15.9	10.4	3.7	0.2

Total	$604.1	$15.9	$194.3	$183.7	$210.2

(1)	We entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our 7.51% Senior Notes due 2028. At March 31, 2003, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $12.3 million related to this interest rate swap agreement. At March 31, 2003, our 6.45% Senior Notes include $0.1 million of unamortized debt discount. The fair value adjustment and unamortized debt discount are excluded from this table.

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

     On May 29, 2002, Moody’s Investors Service downgraded our Parent Partnership’s senior unsecured debt rating to Baa3 from Baa2. We were also included in this downgrade. These ratings were given with stable outlooks and followed our Parent Partnership’s announcement of the acquisition of Val Verde. The downgrades reflect Moody’s concern that the Parent Partnership has a high level of debt relative to many of its peers and that its debt may be continually higher than its long-term targets if the Parent Partnership continues to make a series of acquisitions of increasingly larger size. Because of its high distribution rate, the Parent Partnership is particularly reliant on external financing to finance its acquisitions. Moody’s indicated that the Parent Partnership’s cash flows are becoming less predictable as a result of its acquisitions and expansion into the crude oil and natural gas gathering businesses. Further reductions in the Parent Partnership’s and our credit ratings could increase the debt financing costs or possibly reduce the availability of financing. Generally, a subsidiary’s credit rating will not be higher than its parent. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant such a change. In February 2003, Moody’s reaffirmed the Baa3 ratings on us and our Parent Partnership.

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

     In 1994, we entered into an Agreed Order with the Indiana Department of Environmental Management (“IDEM”) that resulted in the implementation of a remediation program for groundwater contamination attributable to our operations at the Seymour, Indiana, terminal. In 1999, the IDEM approved a Feasibility Study, which includes our proposed remediation program. In March 2003, the IDEM issued a Record of Decision formally approving the remediation program. As the Record of Decision has been issued, we will enter into an Agreed Order for the continued operation and maintenance of the remediation program. We have an accrued liability of $0.3 million at March 31, 2003, for future remediation costs at the Seymour terminal. We do not expect that the completion of the remediation program will have a future material adverse effect on our financial position, results of operations or cash flows.

     In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At March 31, 2003, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

     On March 17, 2003, we experienced a release of 511 barrels of jet fuel from a tank at our Blue Island terminal located in Cook County, Illinois. As a result of the release, we have entered into an Agreed Preliminary Injunction and Order (“Agreed Order”) with the State of Illinois. The Agreed Order requires us, in part, to complete a site investigation plan to delineate the scope of any potential contamination resulting from the release and to remediate any contamination. The Agreed Order does not contain any provision for any fines or penalties; however, it does not preclude the State of Illinois from assessing these at a later date. We do not expect that the completion of the remediation program will have a future material adverse effect on our financial position, results of operations or cash flows.

  New Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not affect our financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We are required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, we are required to apply FIN 46 on July 1, 2003. In connection with the adoption of FIN 46, we evaluated our investments in Centennial and MB Storage and determined that these entities are not variable interest entities as defined by FIN 46, and thus we have accounted for our investments in these entities as equity method investments (see Note 7. Equity Investments). The adoption of FIN 46 did not have an effect on our financial position, results of operations or cash flows.

Forward-Looking Statements

     The matters discussed herein include “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline companies, changes in laws or regulations, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to or effect on us or our business or operations. For additional discussion of such risks and uncertainties, see our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002, and other filings we have made with the Securities and Exchange Commission.

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

     As of March 31, 2003, and December 31, 2002, we had an intercompany note payable to our Parent Partnership of $183.9 million and $154.1 million, respectively, which represented borrowings under the Parent Partnership’s Three Year Facility, 7.625% Senior Notes and 6.125% Senior Notes. The interest rate on the note payable, Parent Partnership at March 31, 2003, was 2.1%. At March 31, 2003, accrued interest includes $3.9 million due to the Parent Partnership. For the three months ended March 31, 2003, interest costs incurred on the note payable to the Parent Partnership totaled $2.7 million.

     As of March 31, 2003, we had an interest rate swap agreement in place to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We have designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes. Under the swap agreement, we pay a floating rate based on a three month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the three months ended March 31, 2003, and 2002, we recognized reductions in interest expense of $2.4 million and $1.7 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the three months ended March 31, 2003, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap agreement was a gain of approximately $12.3 million and $13.6 million at March 31, 2003, and December 31, 2002, respectively. Utilizing the balance of the 7.51% Senior Notes outstanding at December 31, 2002, and including the effects of hedging activities, assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is $2.1 million.

     At March 31, 2003, we had outstanding $180.0 million principal amount of 6.45% Senior Notes due 2008 and $210.0 million principal amount of 7.51% Senior Notes due 2028. At March 31, 2002, the estimated fair value of the Senior Notes was approximately $403.9 million.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

3.1	Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, effective September 21, 2001 (Filed as Exhibit 3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001, and incorporated herein by reference).

4.1	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.2	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.3	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P.

(Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.5	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.1+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.2+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.3+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.4+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

10.5+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.6+	Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.7+	Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.8+	Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.9	Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.10+	Form of Employment Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, David E. Owen, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.11+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.12	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.13	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.14+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.15+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.16	Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.17	Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.18	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.19	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.20	Amendment 1, dated as of September 28, 2001, to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.33 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.21	Amendment 1, dated as of September 28, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.34 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.22	Amendment and Restatement, dated as of November 13, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.35 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.23	Second Amendment and Restatement, dated as of November 13, 2001, to the Amended and Restated Credit Agreement amount TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.36 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.24	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and Certain Lenders, as Lenders dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 10.44 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.25	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.45 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.26	Amendment, dated as of June 27, 2002 to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent, and Certain Lenders, dated as of March 28, 2002 ($500,000,000 Revolving Credit Facility) (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.27	Amendment 1, dated as of June 27, 2002 to the Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 99.4 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.28+	Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan, effective June 1, 2002 (Filed as Exhibit 10.49 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002, and incorporated herein by reference).

10.29+	Amended and Restated TEPPCO Supplemental Benefit Plan, effective November 1, 2002 (Filed as Exhibit 10.44 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.30+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Second Amendment and Restatement, effective January 1, 2003 (Filed as Exhibit 10.45 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.31+	Amended and Restated Texas Eastern Products Pipeline Company, LLC Management Incentive Compensation Plan, effective January 1, 2003 (Filed as Exhibit 10.46 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.32+	Amended and Restated TEPPCO Retirement Cash Balance Plan, effective January 1, 2002 (Filed as Exhibit 10.47 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.33	Formation Agreement between Panhandle Eastern Pipe Line Company and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, dated as of August 10, 2000 (Filed as Exhibit 10.48 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.34	Amended and Restated Limited Liability Company Agreement of Centennial Pipeline LLC dated as of August 10, 2000 (Filed as Exhibit 10.49 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.35	Guaranty Agreement, dated as of September 27, 2002, between TE Products Pipeline Company, Limited Partnership and Marathon Ashland Petroleum LLC for Note Agreements of Centennial Pipeline LLC (Filed as Exhibit 10.50 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.36	LLC Membership Interest Purchase Agreement By and Between CMS Panhandle Holdings, LLC, As Seller and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, Severally as Buyers, dated February 10, 2003 (Filed as Exhibit 10.51 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.37	Joint Development Agreement between TE Products Pipeline Company, Limited Partnership and Louis Dreyfus Plastics Corporation dated February 10, 2000 (Filed as

Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2003, and incorporated herein by reference).

99.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	A management contract or compensation plan or arrangement.

     (b)  Reports on Form 8-K filed during the quarter ended March 31, 2003:

A Report on Form 8-K was filed with the Securities and Exchange Commission on January 20, 2003.

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
Date: May 5, 2003

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

May 5, 2003

Date

/s/ BARRY R. PEARL

Barry R. Pearl
President and Chief Executive Officer
TEPPCO GP, Inc., General Partner

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

May 5, 2003

Date

/s/ CHARLES H. LEONARD

Charles H. Leonard
Senior Vice President and Chief Financial Officer
TEPPCO GP, Inc., General Partner

Exhibit Index

Exhibit Number	Description

99.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.