Form 10-Q
period 2003-06-30
TE PRODUCTS PIPELINE CO LP
filed 2003-08-01
CIK 1045548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,725	$485
Accounts receivable, trade (net of allowance for doubtful accounts of $1,075 and $287)	23,391	25,930
Accounts receivable, related parties	15,146	5,125
Inventories	16,725	13,800
Other	9,510	11,939

Total current assets	69,497	57,279

Property, plant and equipment, at cost (Net of accumulated depreciation and amortization of $269,046 and $284,458)	656,610	722,848
Equity investments	162,161	73,476
Other assets	30,493	29,560

Total assets	$918,761	$883,163

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$20,992	$18,999
Accounts payable, related parties	10,995	5,685
Accrued interest	15,388	11,536
Other accrued taxes	6,739	6,732
Other	14,335	15,721

Total current liabilities	68,449	58,673

Senior Notes	404,880	403,428
Note Payable, Parent Partnership	207,342	154,093
Other liabilities and deferred credits	15,315	24,230
Commitments and contingencies
Partners’ capital:
General partner’s interest	2	2
Limited partner’s interest	222,773	242,737

Total partners’ capital	222,775	242,739

Total liabilities and partners’ capital	$918,761	$883,163

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating revenues:
Transportation – Refined products	$37,802	$31,803	$64,696	$56,947
Transportation – LPGs	13,357	10,813	44,178	34,173
Mont Belvieu operations	—	2,889	—	7,395
Other	7,646	9,151	16,900	15,727

Total operating revenues	58,805	54,656	125,774	114,242

Costs and expenses:
Operating, general and administrative	25,825	20,376	46,326	39,362
Operating fuel and power	7,724	5,528	15,902	12,639
Depreciation and amortization	6,929	7,364	13,937	14,196
Taxes – other than income taxes	2,428	2,811	5,076	5,821

Total costs and expenses	42,906	36,079	81,241	72,018

Operating income	15,899	18,577	44,533	42,224
Interest expense	(7,744)	(7,202)	(14,937)	(13,941)
Interest capitalized	499	498	890	2,191
Equity earnings	64	(2,190)	(1,195)	(2,986)
Other income – net	55	70	49	194

Income before discontinued operations	8,773	9,753	29,340	27,682
Income from discontinued operations	—	510	—	912

Net income	$8,773	$10,263	$29,340	$28,594

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income from continuing operations	$29,340	$27,682
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	13,937	14,196
Equity in loss of affiliate	1,195	2,986
Non-cash portion of interest expense	16	16
Decrease in accounts receivable	2,539	5,392
Decrease (increase) in inventories	(2,925)	2,093
(Increase) decrease in other current assets	2,429	(987)
Increase in accounts payable and accrued expenses	4,466	4,417
Other	11,744	(1,933)

Net cash provided by continuing operations	62,741	53,862
Net cash provided by discontinued operations	—	2,344

Net cash provided by operating activities	62,741	56,206

Cash flows from investing activities:
Proceeds from sale of assets	—	3,380
Acquisition of additional interest in Centennial Pipeline LLC	(20,000)	—
Investment in Centennial Pipeline LLC	(1,000)	(7,726)
Capital expenditures	(25,053)	(34,161)

Net cash used in investing activities	(46,053)	(38,507)

Cash flows from financing activities:
Proceeds from term loan	57,356	176,099
Repayments of term loan	(20,500)	(147,755)
Equity contribution – Parent Partnership	1,896	2,276
Distributions paid	(51,200)	(45,883)

Net cash used in financing activities	(12,448)	(15,263)

Net increase in cash and cash equivalents	4,240	2,436
Cash and cash equivalents at beginning of period	485	3,654

Cash and cash equivalents at end of period	$4,725	$6,090

Non-cash investing activities:
Net assets transferred to Mont Belvieu Storage Partners, L.P.	$69,459	$—

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$15,809	$10,675

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

          As used in this Report, “we,” “us,” and “our” means TE Products Pipeline Company, Limited Partnership.

          The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of the management of the Company, of a normal and recurring nature and necessary for a fair statement of our financial position as of June 30, 2003, and the results of our operations and cash flows for the periods presented. The results of operations for the three months and six months ended June 30, 2003, are not necessarily indicative of results of our operations for the full year 2003. You should read the interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. We have reclassified certain amounts from prior periods to conform with the current presentation.

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

          Effective January 1, 2002, our Parent Partnership realigned its business segments to reflect its entry into the natural gas gathering business and the expanded scope if its natural gas liquids (“NGLs”) operations. As part of this realignment, on May 31, 2002, we transferred our investment in TEPPCO Colorado, LLC (“TEPPCO Colorado”), which fractionates NGLS, to TEPPCO Midstream Companies, L.P. (“TEPPCO Midstream”). As a result of the transfer, the results of operations of TEPPCO Colorado for the periods presented are reflected as discontinued operations (see Note 10. Discontinued Operations). We have reclassified prior periods presented to reflect the current presentation.

New Accounting Pronouncements

          In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. Our Parent Partnership has not granted options for any periods presented. For options outstanding under the 1994 Long Term Incentive Plan, the Parent Partnership followed the intrinsic value method of accounting for recognizing stock-based compensation expense.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Under this method, the Parent Partnership records no compensation expense for unit options granted when the exercise price of the options granted is equal to, or greater than, the market price of our Parent Partnership’s Limited Partner Units on the date of the grant. Assuming the Parent Partnership had used the fair value method of accounting for the unit option plan, our pro forma net income for the six months ended June 30, 2002, would be lower than reported net income by an immaterial amount. Pro forma net income would equal reported net income for the three months ended June 30, 2003 and 2002, and for the six months ended June 30, 2003. The adoption of SFAS 148 did not affect our financial position, results of operations or cash flows.

          In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We are required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, we are required to apply FIN 46 on July 1, 2003. In connection with the adoption of FIN 46, we evaluated our investments in Centennial Pipeline LLC and Mont Belvieu Storage Partners, L.P. and determined that these entities are not variable interest entities as defined by FIN 46, and thus we have accounted for our investments in these entities as equity method investments (see Note 6. Equity Investments). We do not believe that the adoption of FIN 46 will have an effect on our financial position, results of operations or cash flows.

          In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to conform and incorporate derivative implementation issues and subsequently issued accounting guidance. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. However, certain SFAS 133 implementation issues that were effective for all fiscal quarters prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We are required to adopt SFAS 149 effective July 1, 2003. We do not believe that the adoption of SFAS 149 will have a material effect on our financial position, results of operations or cash flows.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain freestanding financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). We are required to adopt SFAS 150 effective July 1, 2003. We do not believe that the adoption of SFAS 150 will have a material effect on our financial position, results of operations or cash flows.

          In May 2003, the Emerging Issues Task Force (“EITF”) reached consensus in EITF 03-04, Accounting for “Cash Balance” Pension Plans, to specifically address the accounting for certain cash balance pension plans. The consensus reached in EITF 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. We have historically accounted for our cash balance plans as defined benefit plans; however, we are required to adopt the measurement provisions of EITF 03-04 in our cash balance plans’ next measurement date of December 31, 2003. Any differences in the measurement of the obligation as a result of applying the consensus will be reported as a component of actuarial gain or loss. We do not believe that the adoption of EITF 03-04 will have a material effect on our financial position, results of operations or cash flows.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

          In May 2003, the EITF reached consensus in EITF 01-08, Determining Whether an Arrangement Contains a Lease, to clarify the requirements on identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to mandate reporting revenue as rental or leasing income that otherwise would be reported as part of product sales or service revenue. EITF 01-08 requires both parties to an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13, Accounting For Leases. We have historically leased storage capacity to outside parties as well as entered into pipeline capacity lease agreements both as the lessee and as a lessor. Upon application of EITF 01-08, the accounting requirements under the consensus could affect the timing of revenue and expense recognition, and revenues reported as transportation and storage services might have to be reported as rental or leasing income. Should capital-lease treatment be necessary, purchasers of transportation and storage services in the arrangements would have to recognize new assets on their balance sheets. The consensus is to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods beginning after May 28, 2003. Previous arrangements that would be leases or would contain a lease according to the consensus will continue to be accounted for as transportation and storage purchases or sales arrangements. We do not believe the adoption of EITF 01-08 will have a material effect on our financial position, results of operations or cash flows.

NOTE 2. ASSET RETIREMENT OBLIGATIONS

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

          We have completed our assessment of SFAS 143, and we have determined that we are obligated by contractual or regulatory requirements to remove facilities or perform other remediation upon retirement of our assets. However, we are not able to reasonably determine the fair value of the asset retirement obligations for our trunk and interstate pipelines and our surface facilities, since future dismantlement and removal dates are indeterminate. It is impossible to predict when demand for transportation of the related products will cease. Our rights-of-way agreements allow us to maintain the rights-of-way rather than remove the pipe while we evaluate our trunk pipelines for alternative uses, which can be and have been found, should the need arise.

          We will record such asset retirement obligations in the period in which more information becomes available for us to reasonably estimate the settlement dates of the retirement obligations. The adoption of SFAS 143 did not have an impact on our financial position, results of operations or cash flows.

NOTE 3. INTANGIBLE ASSETS

          We account for our intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, which was issued by the FASB in July 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives, but instead should be tested for impairment at least annually. SFAS 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives. If an intangible

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

asset has a finite useful life, but the precise length of that life is not known, that intangible asset should be amortized over the best estimate of its useful life. At a minimum, we will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required.

          The following table reflects the components of amortized intangible assets, included in other assets on the consolidated balance sheets (in thousands):

	June 30, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Transportation agreements	$1,328	$(160)	$1,328	$(127)

          At June 30, 2003, we had $33.4 million of excess investment in our equity investment in Centennial Pipeline LLC, which was created upon formation of the company (see Note 6. Equity Investments). The excess investment is included in our equity investments account at June 30, 2003. This excess investment is accounted for as an intangible asset with an indefinite life. We will assess the intangible asset for impairment on an annual basis.

          Amortization expense on intangible assets was $16,603 and $12,500 for the three months ended June 30, 2003 and 2002, respectively, and $33,205 and $25,000 for the six months ended June 30, 2003 and 2002, respectively.

          Estimated amortization expense on intangible assets will be $0.1 million for each of the years ending December 31, 2003 through 2007.

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

          On October 4, 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We have designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes. Under the swap agreement, we pay a floating rate based on a three- month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the six months ended June 30, 2003, and 2002, we recognized reductions in interest expense of $4.9 million and $3.6 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarter ended June 30, 2003, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap was a gain of approximately $15.1 million and $13.6 million at June 30, 2003, and December 31, 2002, respectively.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

NOTE 5. INVENTORIES

          Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

	June 30,	December 31,
	2003	2002

Gasolines	$3,305	$4,700
Butanes	3,846	1,991
Transmix	1,712	2,526
Other products	1,344	845
Materials and supplies	6,518	3,738

Total	$16,725	$13,800

          The costs of inventories did not exceed market values at June 30, 2003, and December 31, 2002.

NOTE 6. EQUITY INVESTMENTS

          In August 2000, we entered into agreements with Panhandle Eastern Pipeline Company (“PEPL”), a former subsidiary of CMS Energy Corporation, and Marathon Ashland Petroleum LLC (“Marathon”) to form Centennial Pipeline LLC (“Centennial”). Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Through February 9, 2003, each participant owned a one-third interest in Centennial. On February 10, 2003, we and Marathon each acquired an additional interest in Centennial from PEPL for $20.0 million each, increasing our percentage ownerships in Centennial to 50% each. During the six months ended June 30, 2003, excluding the amount paid for the acquisition of the additional ownership interest, we contributed approximately $1.0 million for our investment in Centennial, which is included in the equity investment balance at June 30, 2003.

          As of January 1, 2003, we and Louis Dreyfus Energy Services, L.P. (“Louis Dreyfus”) formed Mont Belvieu Storage Partners, L.P. (“MB Storage”). We and Louis Dreyfus each own a 50% ownership interest in MB Storage. The purpose of MB Storage is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections. MB Storage is a service-oriented, fee-based venture with no commodity trading activity. We continue to operate the facilities for MB Storage. Effective January 1, 2003, we contributed property and equipment with a net book value of $75.5 million to MB Storage. Additionally, as of the contribution date, Louis Dreyfus had invested $6.1 million for expansion projects for MB Storage that we were required to reimburse if the original joint development and marketing agreement was terminated by either party. This deferred liability was also contributed and converted to the capital account of Louis Dreyfus in MB Storage.

          We use the equity method of accounting for to account for our investment in Centennial and MB Storage. Summarized combined financial information for Centennial for the six months ended June 30, 2003 and 2002, and MB Storage for the six months ended June 30, 2003, is presented below (in thousands):

	Six Months Ended
	June 30,

	2003	2002

Revenues	$22,229	$4,692
Net loss	(3,839)	(8,486)

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

          Summarized combined balance sheet data for Centennial as of June 30, 2003, and December 31, 2002, and for MB Storage as of June 30, 2003, is presented below (in thousands):

	June 30,	December 31,
	2003	2002

Current assets	$22,691	$8,184
Noncurrent assets	357,799	285,885
Current liabilities	34,910	19,949
Long-term debt	140,000	140,000
Noncurrent liabilities	13,831	14,875
Partners’ capital	191,749	119,245

          Our investment in Centennial includes an excess net investment amount of $33.4 million (see Note 3. Intangible Assets). Excess investment is the amount by which our investment balance exceeds our proportionate share of the net assets of the investment.

NOTE 7. LONG TERM DEBT

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

          The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of June 30, 2003, we were in compliance with the covenants of the Senior Notes.

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

          On April 6, 2001, our Parent Partnership entered into a $500.0 million revolving credit facility including the issuance of letters of credit of up to $20.0 million (“Three Year Facility”). The interest rate was based, at the Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

time of the borrowings. The credit agreement for the Three Year Facility contained certain restrictive financial covenant ratios. During 2002, the Parent Partnership’s borrowings under the Three Year Facility were used to finance the acquisitions of the Chaparral NGL system on March 1, 2002, and Val Verde Gas Gathering Company (“Val Verde”) on June 30, 2002, and for general purposes. During 2002, the Parent Partnership made repayments on the Three Year Facility with proceeds from the issuance of the Parent Partnership’s 7.625% Senior Notes, proceeds from the issuance of our Parent Partnership’s units representing limited partnership interests (“Limited Partner Units”) and proceeds from the termination of interest rate swaps. During the first quarter of 2003, the Parent Partnership repaid $182.0 million of the outstanding balance of the Three Year Facility with proceeds from the issuance of its 6.125% Senior Notes on January 30, 2003. On June 27, 2003, the Parent Partnership repaid the outstanding balance under the Three Year Facility with borrowings under a new credit facility, and canceled the Three Year Facility.

          On June 27, 2003, the Parent Partnership entered into a $550.0 million revolving credit facility including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”) with a three year term. The interest rate is based, at the Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios. The Parent Partnership borrowed $263.0 million under the Revolving Credit Facility and repaid the outstanding balance of the Three Year Facility. On June 30, 2003, $263.0 million was outstanding under the Revolving Credit Facility.

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

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

          As of June 30, 2003, and December 31, 2002, we had an intercompany note payable to our Parent Partnership of $207.3 million and $154.1 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The interest rate on the note payable to the Parent Partnership at June 30, 2003, was 4.3%. At June 30, 2003, accrued interest includes $0.1 million due to the Parent Partnership. For the six months ended June 30, 2003, interest costs incurred on the note payable to the Parent Partnership totaled $6.0 million.

NOTE 8. QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

          We make quarterly cash distributions of all of our available cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion. We pay distributions of 99.999% to the Parent Partnership and 0.001% to the General Partner.

          During the six months ended June 30, 2003 and 2002, we paid cash distributions totaling $51.2 million and $45.9 million, respectively. The distribution increase reflects our success in improving cash flow levels. On August 8, 2003, we will pay a cash distribution of $26.4 million for the three months ended June 30, 2003.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

          In May 2003, the Company was named as a defendant in a lawsuit styled John R. James, et al. v. J Graves Insulation Company, et al. as filed in the first Judicial District Court, Caddo Parish, Louisiana. There are numerous plaintiffs identified in the action that are alleged to have suffered damages as the result of alleged exposure to asbestos-containing products and materials. According to the petition and as a result of a preliminary investigation, the Company believes that the only claim asserted against it results from one individual for the period of July 1971 through June 1972, who is alleged to have worked on a facility owned by the Company’s predecessor. This period is a relatively minor period with respect to the total alleged exposure period for this individual from January 1964

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

through December 2001. The individual’s claims involve numerous employers and alleged job sites. Currently, the Company has been unable to confirm involvement by the Company or its predecessors with the alleged location and it is currently uncertain whether this case is covered by insurance. Discovery is planned and, if the Company is unable to obtain early voluntary dismissal, the Company intends to defend itself vigorously against this lawsuit. The plaintiffs have not stipulated the amount of damages that they are seeking in this suit. We are obligated to reimburse the Company for any costs it incurs related to this lawsuit. We cannot estimate the loss, if any, associated with this pending lawsuit. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

          On April 2, 2003, Centennial was served with a petition in a matter styled Adams, et al. v. Centennial Pipeline Company LLC, et al. This matter involves approximately 2,000 plaintiffs who allege that over 200 defendants, including Centennial, generated, transported, and/or disposed of hazardous and toxic waste at two sites in Bayou Sorrell, Louisiana, an underground injection well and a landfill. The plaintiffs allege personal injuries ranging from headaches and allergies to birth defects, cancer and death. The underground injection well has been in operation since May 1976. Based upon current information, Centennial appears to be a de minimis contributor, having used the disposal site during the two month time period of December 2001 and January 2002. The plaintiffs have made a global settlement offer of $198.5 million. The defendants have made a global settlement counteroffer of $20.0 million, which is based on a per capita payment of $80,000 per party. Marathon is handling this matter for Centennial under its operating agreement with Centennial. We have a 50% ownership interest in Centennial. Based upon Centennial’s limited involvement with the disposal site, we do not believe that the outcome of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

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

          In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At June 30, 2003, we have an accrued liability of $0.1 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

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

          Centennial entered into credit facilities totaling $150.0 million, and as of June 30, 2003, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of its pipeline system. Each of the participants in Centennial, including us, originally guaranteed one-third of Centennial’s debt up to a maximum amount of $50.0 million. During the third quarter of 2002, PEPL, one of the participants in Centennial, was downgraded by Moody’s and Standard & Poors to below investment grade, which resulted in PEPL being in default under its portion of the Centennial guaranty. Effective September 27, 2002, we and Marathon increased our guaranteed amounts to one-half of the debt of Centennial, up to a maximum amount of $75.0 million each, to avoid a default on the Centennial debt. As compensation to us and Marathon for providing our additional guarantees, PEPL was required to pay interest at a rate of 4% per annum to each of us and Marathon on the portion of the additional guaranty that we had provided for PEPL. In connection with the acquisition of the additional interest in Centennial on February 10, 2003, the guaranty agreement between us, Marathon and PEPL was terminated. Our guaranty of up to a maximum of $75.0 million of Centennial’s debt remains in effect.

NOTE 10. DISCONTINUED OPERATIONS

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

          The transfer of TEPPCO Colorado to TEPPCO Midstream was recorded at the book value of TEPPCO Colorado’s net assets, which was $4.1 million. In connection with the transfer, we received $4.1 million in cash from TEPPCO Midstream. TEPPCO Midstream assumed the outstanding debt of TEPPCO Colorado of $32.0 million as part of the transaction. As a result of the transfer, our financial position and results of operations have been reclassified to reflect revenue, expenses, assets and liabilities of TEPPCO Colorado as discontinued operations for the periods presented. Condensed statements of income are shown below for TEPPCO Colorado for the three months and six months ended June 30, 2002 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2002	2002

Revenues	$1,281	$3,115
Operating, general and administrative	150	369
Depreciation and amortization	336	840

Operating income	795	1,906
Interest expense	(294)	(1,015)
Other income – net	9	21

Net income	$510	$912

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

          We operate and report in one business segment: transportation and storage of refined products and LPGs and petrochemicals. Revenues are earned from transportation and storage of refined products and LPGs, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. Our two largest operating expense items are labor and electric power. We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating. Our results also include our equity investments in Centennial Pipeline LLC (“Centennial”) and Mont Belvieu Storage Partners, L.P. (“MB Storage”) (see Note 6. Equity Investments).

Results of Operations

          The following table presents volumes delivered and average tariff per barrel for the three months and six months ended June 30, 2003, and 2002:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
			Increase			Increase
	2003	2002	(Decrease)	2003	2002	(Decrease)

	(in thousands, except tariff information)
Volumes Delivered
Refined products	42,256	35,344	20%	72,488	61,109	19%
LPGs	6,832	7,056	(3%)	20,532	19,091	8%

Total	49,088	42,400	16%	93,020	80,200	16%

Average Tariff per Barrel
Refined products	$0.89	$0.90	(1%)	$0.89	$0.93	(4%)
LPGs	1.96	1.53	28%	2.15	1.79	20%
Average system tariff per barrel	$1.04	$1.01	3%	$1.17	$1.14	3%

     Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

          We reported net income of $8.8 million for the three months ended June 30, 2003, compared to net income of $10.3 million for the three months ended June 30, 2002. Net income decreased $1.5 million primarily due to an increase of $6.8 million in costs and expenses, an increase of $0.5 million in interest expense, a decrease of $0.5 million in income from discontinued operations and a decrease of $0.1 million in other income – net, partially offset by an increase of $4.1 million in operating revenues and increased income of $2.3 million from equity investments. We discuss the factors influencing these variances below.

          Revenues from refined products transportation increased $6.0 million for the three months ended June 30, 2003, compared with the three months ended June 30, 2002, due to an overall increase of 20% in the refined products volumes delivered. This increase was primarily due to deliveries of product received into our pipeline from Centennial at Creal Springs, Illinois. Centennial, which commenced refined products deliveries to us in April 2002, has provided our system with additional pipeline capacity for product originating in the U.S. Gulf Coast area.

With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs. The 20% increase in our overall refined products deliveries was composed of a 19% increase in motor fuel deliveries, a 29% increase in distillate volume deliveries, a 6% increase in jet fuel deliveries and a 25% increase in natural gasoline deliveries from the prior year period. Volume increases were due to increased demand for product supplied by the U.S. Gulf Coast into Midwest markets resulting from colder weather during the second quarter of 2003, which both increased demand for and caused higher prices of natural gas. As a result of high natural gas prices, utilities use distillates as a substitute for natural gas for their facilities. The refined products average rate per barrel decreased 1% from the prior year period primarily due to the impact of the Midwest origin point for volumes received from Centennial, which resulted in an increase in short-haul volumes transported on our system.

          Revenues from LPGs transportation increased $2.5 million for the three months ended June 30, 2003, compared with the three months ended June 30, 2002, primarily due to increased deliveries of propane in the upper Midwest and Northeast market areas attributable to colder weather during the second quarter of 2003 and the impact of lower inventories at competing supply locations. Butane deliveries also increased in the Midwest as a result of increased isobutane deliveries to refineries in the Chicago area. The decrease in total volumes of LPGs delivered was primarily due to decreased short-haul deliveries of LPGs to Gulf Coast petrochemical facilities attributable to higher prices of propane relative to other feedstocks. The LPGs average rate per barrel increased 28% from the prior year period as a result of an increased percentage of long-haul deliveries during the three months ended June 30, 2003.

          Effective January 1, 2003, our 50% ownership interest in MB Storage is accounted for as an equity investment. Revenues generated from Mont Belvieu operations totaled $2.9 million during the three months ended June 30, 2003. As a result of the formation of MB Storage, revenues and expenses related to Mont Belvieu operations are now recorded within equity earnings. See discussion regarding changes in equity earnings/losses below. The purpose of MB Storage is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections.

          Other operating revenues decreased $1.5 million during the three months ended June 30, 2003, compared with the three months ended June 30, 2002, primarily due to lower volume of product inventory sales and lower revenues from product location exchanges which are used to position product in the Midwest market area, partially offset by higher propane deliveries at our Providence, Rhode Island import facility and higher refined product rental charges and loading fees.

          Costs and expenses increased $6.8 million for the three months ended June 30, 2003, compared with the three months ended June 30, 2002. The increase was made up of an increase of $5.4 million in operating, general and administrative expenses and an increase of $2.2 million in operating fuel and power, partially offset by a decrease of $0.4 million in depreciation and amortization expense and a decrease of $0.4 million in taxes – other than income taxes. Operating, general and administrative expenses increased primarily due to higher pipeline maintenance expenses, increased consulting and contract services, increased labor costs and increased general and administrative supplies expense, increased insurance expense and expense from the Centennial lease agreement that we entered into in 2003. Operating fuel and power expense increased as a result of increased mainline throughput and higher power costs due to an increase in the price of natural gas. Depreciation expense decreased from the prior year period because of assets retired during the three months ended June 30, 2003, which reduced the asset base, and due to the assets transferred to MB Storage, which also reduced depreciation expense. Taxes – other than income taxes decreased as a result of actual property taxes being lower than previously estimated and due to the transfer of assets to MB Storage.

          Net losses from equity investments decreased by $2.3 million during the three months ended June 30, 2003, compared with the three months ended June 30, 2002. Centennial, which commenced operations in April 2002, accounted for $1.8 million of the equity losses during the three months ended June 30, 2003. On February 10, 2003, we acquired an additional 16.7% interest in Centennial, bringing our ownership interest to 50%. The losses from Centennial are offset by equity earnings of $1.9 million from our 50% ownership interest in MB Storage, which was formed effective January 1, 2003. Amounts in the prior year period related to Mont Belvieu operations recorded to revenues and costs and expenses are now being recorded within equity earnings based upon our 50% ownership interest in MB Storage, effective with its formation on January 1, 2003. If the 2002 revenues and costs and expenses from the Mont Belvieu operations had been accounted for under the same method as 2003, equity earnings would have increased $0.4 million in 2003, compared with the prior year, due to increased contract shuttle deliveries and increased storage revenue.

          Interest expense increased $0.5 million during the three months ended June 30, 2003, compared with the three months ended June 30, 2002, as a result of higher outstanding debt balances under the Note Payable with the Parent Partnership, an increased percentage by the Parent Partnership of fixed-rate debt in 2003, and the write off of debt issuance costs by the Parent Partnership during the three months ended June 30, 2003, related to the refinancing of its revolving credit facility.

     Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

          We reported net income of $29.3 million for the six months ended June 30, 2003, compared to net income of $28.6 million for the six months ended June 30, 2002. Net income increased $0.7 million primarily due to an increase of $11.5 million in operating revenues and increased income of $1.8 million from equity investments, partially offset by an increase of $9.2 million in costs and expenses, an increase of $1.0 million in interest expense, a decrease of $1.3 million in interest capitalized, a decrease of $0.2 million in other – net and a decrease of $0.9 million in income from discontinued operations. We discuss the factors influencing these variances below.

          Revenues from refined products transportation increased $7.7 million for the six months ended June 30, 2003, compared with the six months ended June 30, 2002, due to an overall increase of 19% in the refined products volumes delivered. This increase was primarily due to deliveries of product received into our pipeline from Centennial at Creal Springs, Illinois. Centennial, which commenced refined products deliveries to us in April 2002, has provided our system with additional pipeline capacity for product originating in the U.S. Gulf Coast area. With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs. The 19% increase in our overall refined products deliveries was composed of an 18% increase in motor fuel deliveries, a 28% increase in distillate volume deliveries, a 4% increase in jet fuel deliveries and a 33% increase in natural gasoline deliveries from the prior year period. Volume increases were due to increased demand for product supplied by the U.S. Gulf Coast into Midwest markets resulting from colder weather during the second quarter of 2003, which both increased demand for and caused higher prices of natural gas. As a result of high natural gas prices, utilities use distillates as a substitute for natural gas for their facilities. The refined products average rate per barrel decreased 4% from the prior year period primarily due to the impact of the Midwest origin point for volumes received from Centennial, which resulted in an increase in short-haul volumes transported on our system.

          Revenues from LPGs transportation increased $10.0 million for the six months ended June 30, 2003, compared with the six months ended June 30, 2002, primarily due to increased deliveries of propane in the upper Midwest and Northeast market areas attributable to colder than normal weather during the first quarter of 2003 and due to low inventories at competing supply locations. Butane deliveries also increased due to the increased demand by refineries for normal butane for use in gasoline blending and increased isobutane deliveries to Chicago area refineries. The LPGs average rate per barrel increased 20% from the prior year period as a result of an increased percentage of long-haul deliveries during the six months ended June 30, 2003.

          Effective January 1, 2003, our 50% ownership interest in MB Storage is accounted for as an equity investment. Revenues generated from Mont Belvieu operations totaled $7.4 million during the six months ended June 30, 2003. As a result of the formation of MB Storage, revenues and expenses related to Mont Belvieu operations are now recorded within equity earnings. See discussion regarding changes in equity earnings/losses below. The purpose of MB Storage is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections.

          Other operating revenues increased $1.2 million during the six months ended June 30, 2003, compared with the six months ended June 30, 2002, primarily due to higher propane deliveries at our Providence, Rhode Island import facility, higher refined product rental charges and loading fees and higher revenues from product loans. These increases were partially offset by lower revenues from product location exchanges which are used to position product in the Midwest market area and lower volume of product inventory sales.

          Costs and expenses increased $9.2 million for the six months ended June 30, 2003, compared with the six months ended June 30, 2002. The increase was made up of an increase of $7.0 million in operating, general and administrative expenses and an increase of $3.3 million in operating fuel and power, partially offset by a decrease of $0.8 million in taxes – other than income taxes and a decrease of $0.3 million in depreciation and amortization expense. Operating, general and administrative expenses increased primarily due to higher pipeline maintenance expenses, increased consulting and contract services, increased labor costs and increased general and administrative supplies expense, increased insurance expense, expense from the Centennial lease agreement that we entered into in 2003 and the write off of receivables of $0.4 million related to customer bankruptcies. Depreciation expense decreased $0.3 million due to assets retired during the six months ended June 30, 2003, which reduced the asset base and due to the transfer of assets to MB Storage, which reduced depreciation expense. Operating fuel and power expense increased as a result of increased mainline throughput and higher power costs due to an increase in the price of natural gas. Taxes – other than income taxes decreased as a result of actual property taxes being lower than previously estimated and the transfer of assets to MB Storage.

          Net losses from equity investments decreased by $1.8 million during the six months ended June 30, 2003, compared with the six months ended June 30, 2002. Centennial, which commenced operations in April 2002, accounted for $5.0 million of the equity losses during the six months ended June 30, 2003. On February 10, 2003, we acquired an additional 16.7% interest in Centennial, bringing our ownership interest to 50%. The losses from Centennial are partially offset by equity earnings of $3.8 million from our 50% ownership interest in MB Storage, which was formed effective January 1, 2003. Amounts in the prior year period related to Mont Belvieu operations recorded to revenues and costs and expenses are now being recorded within equity earnings based upon our 50% ownership interest in MB Storage, effective with its formation on January 1, 2003. If the 2002 revenues and costs and expenses from the Mont Belvieu operations had been accounted for under the same method as 2003, equity earnings from MB Storage would have remained unchanged between years.

          Interest expense increased $1.0 million during the six months ended June 30, 2003, compared with the six months ended June 30, 2002, as a result of higher outstanding debt balances under the Note Payable with the Parent Partnership, an increased percentage by the Parent Partnership of fixed-rate debt in 2003, and the write off of debt issuance costs by the Parent Partnership during the six months ended June 30, 2003, related to the refinancing of its revolving credit facility.

          Interest capitalized decreased $1.3 million during the six months ended June 30, 2003, compared with the six months ended June 30, 2002, as a result of decreased balances of construction work-in-progress and interest capitalized on our investment in Centennial during the first quarter of 2002.

          Other – net decreased $0.2 million for the six months ended June 30, 2003, compared with the six months ended June 30, 2002, primarily due to lower interest income received on short-term investments.

     Discontinued Operations

          Effective January 1, 2002, our Parent Partnership realigned its business segments to reflect its entry into the natural gas gathering business and the expanded scope of its NGLs operations. As part of this realignment, on May 31, 2002, we entered into an Assignment and Assumption Agreement with TEPPCO Midstream to transfer our investment in TEPPCO Colorado, which fractionates NGLs, to TEPPCO Midstream at the book value of TEPPCO Colorado’s net assets (see Note 10. Discontinued Operations). SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that long-lived assets to be disposed of should be recorded at the lower of their carrying amount or fair value less costs to sell. As a result, in the quarter ended June 30, 2002, we compared the fair value of TEPPCO Colorado to its carrying value and noted no indication of impairment.

          As a result of the transfer, our financial position and results of operations have been reclassified to reflect revenue, expenses, assets and liabilities of TEPPCO Colorado as discontinued operations. A condensed statement of income is shown below for TEPPCO Colorado for the three months and six months ended June 30, 2002 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2002	2002

Revenues	$1,281	$3,115
Operating, general and administrative	150	369
Depreciation and amortization	336	840

Operating income	795	1,906
Interest expense	(294)	(1,015)
Other income – net	9	21

Net income	$510	$912

          The following table presents volume and average rate information for TEPPCO Colorado for the three months and six months ended June 30, 2002:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2002	2002

Fractionation – NGLs:
Thousand barrels	1,032	1,044
Average rate per barrel	$1.840	$1.831

Financial Condition and Liquidity

          Net cash from operating activities totaled $62.7 million for the six months ended June 30, 2003. This cash was made up of $43.3 million of income before charges for depreciation and amortization and $19.4 million of cash provided by working capital. This compares with net cash from operating activities of $56.2 million for the six months ended June 30, 2002, comprised of $41.9 million of income before charges for depreciation and amortization, $12.0 million of cash provided by working capital and $2.3 million of cash provided by discontinued operations. Net cash from operating activities for the six months ended June 30, 2003 and 2002, included interest payments of $15.8 million and $10.7 million, respectively.

          Cash flows used in investing activities totaled $46.1 million for the six months ended June 30, 2003, and were comprised of $25.1 million of capital expenditures, $20.0 million for our acquisition of the additional interest in Centennial on February 10, 2003, and $1.0 million of cash contributions for our ownership interest in Centennial. Cash flows used in investing activities totaled $38.5 million for the six months ended June 30, 2002, and were comprised of $34.2 million of capital expenditures and $7.7 million of cash contributions for our ownership interest in Centennial, partially offset by $3.4 million of cash proceeds from the sale of assets.

          Cash flows used in financing activities totaled $12.4 million for the six months ended June 30, 2003, and were comprised of $51.2 million of distributions paid to our Parent Partnership and $20.5 million of repayments on our term loan, partially offset by $57.4 million of proceeds for our term loan and $1.9 million in contributions from our Parent Partnership. Cash flows provided by financing activities for the six months ended June 30, 2002, totaled $15.3 million, and were comprised of $176.1 million of proceeds from our term loan, $2.3 million of contributions from our Parent Partnership, partially offset by $147.8 million of repayments on our term loan and $45.9 million of distributions paid to our Parent Partnership.

          Centennial has entered into credit facilities totaling $150.0 million, and as of June 30, 2003, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of its pipeline system. Each of the participants in Centennial, including us, originally guaranteed one-third of Centennial’s debt, up to a maximum amount of $50.0 million. During the third quarter of 2002, Panhandle Eastern Pipeline Company (“PEPL”), one of the participants in Centennial, was downgraded by Moody’s and Standard & Poors to below investment grade, which resulted in PEPL being in default under its portion of the Centennial guaranty. Effective September 27, 2002, we and Marathon Ashland Petroleum LLC (“Marathon”) increased our guaranteed amounts to one-half of the debt of Centennial, up to a maximum amount of $75.0 million each, to avoid a default on the Centennial debt. As compensation to us and Marathon for providing our additional guarantees, PEPL was required to pay interest at a rate of 4% per annum to each of us and Marathon on the portion of the additional guaranty that we had provided for PEPL. In connection with the acquisition of the additional interest in Centennial on February 10, 2003, the guaranty agreement between Marathon, PEPL and us was terminated. Our guaranty of up to a maximum of $75.0 million of Centennial’s debt remains in effect.

          On February 20, 2002, the Parent Partnership issued $500.0 million principal amount of 7.625% Senior Notes due 2012. We and the Parent Partnership’s other significant operating subsidiaries, which include TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, issued guarantees of this debt. On June 30, 2002, the Parent Partnership acquired the Val Verde Gas Gathering System (“Val Verde”) through its subsidiary, Val Verde Gas Gathering Company, L.P., which also issued an unconditional guaranty of the Parent Partnership’s debt securities. The guarantees are full, unconditional and joint and several. The proceeds from the offering of the $500.0 million principal amount of 7.625% Senior Notes were used to reduce the outstanding balances of the Parent Partnership’s credit facilities.

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

          On April 6, 2001, our Parent Partnership entered into a $500.0 million revolving credit facility including the issuance of letters of credit of up to $20.0 million (“Three Year Facility”). The interest rate was based, at the Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contained certain restrictive financial covenant ratios. During 2002, the Parent Partnership’s borrowings under the Three Year Facility were used to finance the acquisitions of the Chaparral NGL system on March 1, 2002, and Val Verde on June 30, 2002, and for general purposes. During 2002, the Parent Partnership made repayments on the Three Year Facility with proceeds from the issuance of the Parent Partnership’s 7.625% Senior Notes, proceeds from the issuance of our Parent Partnership’s units representing limited partnership interests (“Limited Partner Units”) and proceeds from the termination of interest rate swaps. During the first quarter of 2003, the Parent Partnership repaid $182.0 million of the outstanding balance of the Three Year Facility with proceeds from the issuance of its 6.125% Senior Notes on

January 30, 2003. On June 27, 2003, the Parent Partnership repaid the outstanding balance under the Three Year Facility with borrowings under a new credit facility, and canceled the Three Year Facility.

          On June 27, 2003, the Parent Partnership entered into a $550.0 million revolving credit facility including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”) with a three year term. The interest rate is based, at the Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios. The Parent Partnership borrowed $263.0 million under the Revolving Credit Facility and repaid the outstanding balance of the Three Year Facility. On June 30, 2003, $263.0 million was outstanding under the Revolving Credit Facility.

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

          As of June 30, 2003, and December 31, 2002, we had an intercompany note payable to our Parent Partnership of $207.3 million and $154.1 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The interest rate on the note payable to the Parent Partnership at June 30, 2003, was 4.3%. At June 30, 2003, accrued interest includes $0.1 million due to the Parent Partnership. For the six months ended June 30, 2003, interest costs incurred on the note payable to the Parent Partnership totaled $6.0 million.

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

          The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur indebtedness. As of June 30, 2003, we were in compliance with the covenants of the Senior Notes.

          We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of our Senior Notes. This agreement is more fully described in Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Cash Distributions

          During the six months ended June 30, 2003 and 2002, we paid cash distributions of $51.2 million and $45.9 million, respectively. The distribution increase reflects our success in improving cash flow levels. On August 8, 2003, we will pay a cash distribution of $26.4 million for the three months ended June 30, 2003.

Future Capital Needs and Commitments

          We estimate that capital expenditures, excluding acquisitions, for 2003 will be approximately $53.5 million (which includes $1.6 million of capitalized interest). We expect to use approximately $16.8 million for revenue generating projects which will include $7.5 million for the expansion of our pumping capacity for LPGs into the Northeast markets, $6.0 million for the expansion of our Bossier City, Louisiana facilities and $3.3 million for expansion of deliverability capacity at various locations throughout the system. We expect to spend approximately $23.2 million to sustain existing operations, including the replacement of storage tanks and pipeline rehabilitation projects to comply with regulations enacted by the United States Department of Transportation Office of Pipeline Safety. An additional $13.5 million will be expended on other replacements and system upgrade projects. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present system. These expenditures can vary greatly depending on the magnitude of our transactions. We may finance capital expenditures through internally generated funds, debt or capital contributions from our Parent Partnership or any combination thereof.

          Our debt repayment obligations consist of payments for principal and interest on (i) $180.0 million 6.45% Senior Notes due January 15, 2008, (ii) $207.3 million principal amount due to the Parent Partnership related to our share of the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes, due in April 2004, February 2012 and February 2013, respectively, and (iii) $210.0 million 7.51% Senior Notes due January 15, 2028. We expect to repay the long-term, senior unsecured obligations through the issuance of additional long-term senior unsecured debt at the time the 2008 and 2028 debt matures, proceeds from dispositions of assets or any combination of the above items.

          We are also contingently liable as guarantor for the lesser of one-half or $75.0 million principal amount (plus interest) of the borrowings of Centennial. We expect to contribute an additional $5.0 million to Centennial in 2003 to provide for its working capital needs. In January 2003, we entered into a pipeline capacity lease agreement with Centennial for a period of five years that contains a minimum capacity requirement. On February 10, 2003, we acquired an additional 16.7% interest in Centennial, bringing our ownership percentage to 50%. We are also contingently liable as guarantor for $500.0 million principal amount of 7.625% Senior Notes due 2012 issued in February 2002 and for $200.0 million principal amount of 6.125% Senior Notes due 2013 issued in January 2003 by our Parent Partnership. We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no off-balance sheet commitments for indebtedness other than the limited guaranty of the Centennial debt, the Parent Partnership debt and leases covering assets utilized in several areas of our operations.

          The following table summarizes our debt repayment obligations and material contractual commitments as of June 30, 2003 (in millions):

	Amount of Commitment Expiration Per Period

		Less than 1			After 5
	Total	Year	1-3 Years	4-5 Years	Years

Note payable, Parent Partnership	$207.3	$—	$207.3	$—	$—
6.45% Senior Notes due 2008 (1)	180.0	—	—	180.0	—
7.51% Senior Notes due 2028 (1)	210.0	—	—	—	210.0

Debt subtotal	597.3	—	207.3	180.0	210.0

Estimated Centennial cash contributions	5.0	5.0	—	—	—
Operating leases	43.6	11.2	20.6	11.7	0.1

Contractual commitments subtotal	48.6	16.2	20.6	11.7	0.1

Total	$645.9	$16.2	$227.9	$191.7	$210.1

(1)	We entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our 7.51% Senior Notes due 2028. At June 30, 2003, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $15.1 million related to this interest rate swap agreement. At June 30, 2003, our 6.45% Senior Notes include $0.2 million of unamortized debt discount. The fair value adjustment and unamortized debt discount are excluded from this table.

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

          On May 29, 2002, Moody’s Investors Service downgraded our Parent Partnership’s senior unsecured debt rating to Baa3 from Baa2. We were also included in this downgrade. These ratings were given with stable outlooks and followed our Parent Partnership’s announcement of the acquisition of Val Verde. The downgrades reflect Moody’s concern that the Parent Partnership has a high level of debt relative to many of its peers and that its debt may be continually higher than its long-term targets if the Parent Partnership continues to make a series of acquisitions of increasingly larger size. Because of its high distribution rate, the Parent Partnership is particularly reliant on external financing to finance its acquisitions. Moody’s indicated that the Parent Partnership’s cash flows are becoming less predictable as a result of its acquisitions and expansion into the crude oil and natural gas gathering businesses. Further reductions in the Parent Partnership’s and our credit ratings could increase the debt financing costs or possibly reduce the availability of financing. Generally, a subsidiary’s credit rating will not be higher than its parent. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant such a change. In May 2003, Moody’s reaffirmed the Baa3 ratings on us and our Parent Partnership.

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

          In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At June 30, 2003, we have an accrued liability of $0.1 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

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

New Accounting Pronouncements

          See discussion of new accounting pronouncements in Note 1. Organization and Basis of Presentation – New Accounting Pronouncements in the accompanying consolidated financial statements.

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

          We have utilized and expect to continue to utilize interest rate swap agreements to hedge a portion of our fair value risks. Interest rate swap agreements are used to manage the fixed interest rate mix of our debt portfolio and overall cost of borrowing. The interest rate swap related to our fair value risk is intended to reduce our exposure to changes in the fair value of our fixed rate Senior Notes. The interest rate swap agreement involves the periodic exchange of payments without the exchange of the notional amount upon which the payments are based. The related amount payable to or receivable from counterparties is included as an adjustment to accrued interest.

          As of June 30, 2003, and December 31, 2002, we had an intercompany note payable to our Parent Partnership of $207.3 million and $154.1 million, respectively, which represented borrowings under the Parent

Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The interest rate on the note payable to the Parent Partnership at June 30, 2003, was 4.3%. At June 30, 2003, accrued interest includes $0.1 million due to the Parent Partnership. For the six months ended June 30, 2003, interest costs incurred on the note payable to the Parent Partnership totaled $6.0 million.

          As of June 30, 2003, we had an interest rate swap agreement in place to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We have designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes. Under the swap agreement, we pay a floating rate based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the six months ended June 30, 2003, and 2002, we recognized reductions in interest expense of $4.9 million and $3.6 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarter ended June 30, 2003, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap was a gain of approximately $15.1 million and $13.6 million at June 30, 2003, and December 31, 2002, respectively. Utilizing the balance of the 7.51% Senior Notes outstanding at June 30, 2003, and including the effects of hedging activities, assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is $2.1 million.

          At June 30, 2003, we had outstanding $180.0 million principal amount of 6.45% Senior Notes due 2008 and $210.0 million principal amount of 7.51% Senior Notes due 2028. At June 30, 2002, the estimated fair value of the Senior Notes was approximately $427.1 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          We have been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on our consolidated financial position, results of operations or cash flows. See discussion of legal proceedings in Note 9. Commitments and Contingencies in the accompanying consolidated financial statements.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit
Number	Description

3.1	Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, effective September 21, 2001 (Filed as Exhibit 3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001, and incorporated herein by reference).

4.1	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.2	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.3	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.5	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.1+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.2+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.3+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.4+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

Exhibit
Number	Description

10.5+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.6+	Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.7+	Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.8+	Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.9	Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.10+	Form of Employment Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, David E. Owen, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.11+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.12	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.13	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.14+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.15+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.16	Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.17	Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.18	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

Exhibit
Number	Description

10.19	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.20	Amendment 1, dated as of September 28, 2001, to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.33 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.21	Amendment 1, dated as of September 28, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.34 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.22	Amendment and Restatement, dated as of November 13, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.35 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.23	Second Amendment and Restatement, dated as of November 13, 2001, to the Amended and Restated Credit Agreement amount TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.36 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.24	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and Certain Lenders, as Lenders dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 10.44 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.25	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.45 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.26	Amendment, dated as of June 27, 2002 to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent, and Certain Lenders, dated as of March 28, 2002 ($500,000,000 Revolving Credit Facility) (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.27	Amendment 1, dated as of June 27, 2002 to the Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 99.4 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.28+	Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan, effective June 1, 2002 (Filed as Exhibit 10.49 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002, and incorporated herein by reference).

10.29+	Amended and Restated TEPPCO Supplemental Benefit Plan, effective November 1, 2002 (Filed as Exhibit 10.44 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

Exhibit
Number	Description

10.30+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Second Amendment and Restatement, effective January 1, 2003 (Filed as Exhibit 10.45 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.31+	Amended and Restated Texas Eastern Products Pipeline Company, LLC Management Incentive Compensation Plan, effective January 1, 2003 (Filed as Exhibit 10.46 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.32+	Amended and Restated TEPPCO Retirement Cash Balance Plan, effective January 1, 2002 (Filed as Exhibit 10.47 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.33	Formation Agreement between Panhandle Eastern Pipe Line Company and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, dated as of August 10, 2000 (Filed as Exhibit 10.48 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.34	Amended and Restated Limited Liability Company Agreement of Centennial Pipeline LLC dated as of August 10, 2000 (Filed as Exhibit 10.49 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.35	Guaranty Agreement, dated as of September 27, 2002, between TE Products Pipeline Company, Limited Partnership and Marathon Ashland Petroleum LLC for Note Agreements of Centennial Pipeline LLC (Filed as Exhibit 10.50 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.36	LLC Membership Interest Purchase Agreement By and Between CMS Panhandle Holdings, LLC, As Seller and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, Severally as Buyers, dated February 10, 2003 (Filed as Exhibit 10.51 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.37	Joint Development Agreement between TE Products Pipeline Company, Limited Partnership and Louis Dreyfus Plastics Corporation dated February 10, 2000 (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.38	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank and The Lenders Party Hereto, as Lenders, dated as of June 27, 2003 ($550,000,000 Revolving Facility) (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2003, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ A management contract or compensation plan or arrangement.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2003:

No reports were filed on Form 8-K during the quarter ended June 30, 2003.

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

Charles H. Leonard,
Senior Vice President, Chief Financial
Officer and Director

Date: August 1, 2003

Index to Exhibits

Exhibit
Number	Description

3.1	Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, effective September 21, 2001 (Filed as Exhibit 3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001, and incorporated herein by reference).

4.1	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.2	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.3	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.5	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.1+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.2+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.3+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.4+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

Exhibit
Number	Description

10.5+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.6+	Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.7+	Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.8+	Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.9	Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.10+	Form of Employment Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, David E. Owen, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.11+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.12	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.13	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.14+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.15+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.16	Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.17	Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.18	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

Exhibit
Number	Description

10.19	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.20	Amendment 1, dated as of September 28, 2001, to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.33 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.21	Amendment 1, dated as of September 28, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.34 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.22	Amendment and Restatement, dated as of November 13, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.35 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.23	Second Amendment and Restatement, dated as of November 13, 2001, to the Amended and Restated Credit Agreement amount TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.36 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.24	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and Certain Lenders, as Lenders dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 10.44 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.25	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.45 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.26	Amendment, dated as of June 27, 2002 to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent, and Certain Lenders, dated as of March 28, 2002 ($500,000,000 Revolving Credit Facility) (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.27	Amendment 1, dated as of June 27, 2002 to the Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 99.4 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.28+	Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan, effective June 1, 2002 (Filed as Exhibit 10.49 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002, and incorporated herein by reference).

10.29+	Amended and Restated TEPPCO Supplemental Benefit Plan, effective November 1, 2002 (Filed as Exhibit 10.44 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

Exhibit
Number	Description

10.30+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Second Amendment and Restatement, effective January 1, 2003 (Filed as Exhibit 10.45 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.31+	Amended and Restated Texas Eastern Products Pipeline Company, LLC Management Incentive Compensation Plan, effective January 1, 2003 (Filed as Exhibit 10.46 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.32+	Amended and Restated TEPPCO Retirement Cash Balance Plan, effective January 1, 2002 (Filed as Exhibit 10.47 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.33	Formation Agreement between Panhandle Eastern Pipe Line Company and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, dated as of August 10, 2000 (Filed as Exhibit 10.48 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.34	Amended and Restated Limited Liability Company Agreement of Centennial Pipeline LLC dated as of August 10, 2000 (Filed as Exhibit 10.49 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.35	Guaranty Agreement, dated as of September 27, 2002, between TE Products Pipeline Company, Limited Partnership and Marathon Ashland Petroleum LLC for Note Agreements of Centennial Pipeline LLC (Filed as Exhibit 10.50 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.36	LLC Membership Interest Purchase Agreement By and Between CMS Panhandle Holdings, LLC, As Seller and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, Severally as Buyers, dated February 10, 2003 (Filed as Exhibit 10.51 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.37	Joint Development Agreement between TE Products Pipeline Company, Limited Partnership and Louis Dreyfus Plastics Corporation dated February 10, 2000 (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.38	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank and The Lenders Party Hereto, as Lenders, dated as of June 27, 2003 ($550,000,000 Revolving Facility) (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2003, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ A management contract or compensation plan or arrangement.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2003:

No reports were filed on Form 8-K during the quarter ended June 30, 2003.