Form 10-Q
period 2003-09-30
TE PRODUCTS PIPELINE CO LP
filed 2003-10-30
CIK 1045548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-13603

TE Products Pipeline Company, Limited Partnership

(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation or Organization)	76-0329620 (I.R.S. Employer Identification Number)

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48	$485
Accounts receivable, trade (net of allowance for doubtful accounts of $1,075 and $287)	26,424	25,930
Accounts receivable, related parties	229	5,125
Inventories	14,204	13,800
Other	6,561	11,939

Total current assets	47,466	57,279

Property, plant and equipment, at cost (Net of accumulated depreciation and amortization of $271,096 and $284,458)	669,211	722,848
Equity investments	157,529	73,476
Other assets	23,438	29,560

Total assets	$897,644	$883,163

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$15,471	$18,999
Accounts payable, related parties	5,037	5,685
Accrued interest	6,049	11,536
Other accrued taxes	7,385	6,732
Other	11,825	15,721

Total current liabilities	45,767	58,673

Senior Notes	397,203	403,428
Note Payable, Parent Partnership	197,917	154,093
Other liabilities and deferred credits	16,373	24,230
Commitments and contingencies
Partners’ capital:
General partner’s interest	2	2
Limited partner’s interest	240,382	242,737

Total partners’ capital	240,384	242,739

Total liabilities and partners’ capital	$897,644	$883,163

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating revenues:
Transportation – Refined products	$37,992	$35,271	$102,688	$92,218
Transportation – LPGs	18,498	12,515	62,676	46,688
Mont Belvieu operations	—	3,726	—	11,121
Other	7,251	7,242	24,151	22,969

Total operating revenues	63,741	58,754	189,515	172,996

Costs and expenses:
Operating, general and administrative	29,949	21,256	76,275	60,618
Operating fuel and power	7,762	7,563	23,664	20,202
Depreciation and amortization	6,988	7,496	20,925	21,692
Taxes – other than income taxes	2,417	2,711	7,493	8,532

Total costs and expenses	47,116	39,026	128,357	111,044

Operating income	16,625	19,728	61,158	61,952
Interest expense	(7,276)	(6,698)	(22,213)	(20,639)
Interest capitalized	814	709	1,704	2,900
Equity losses	(1,437)	(2,019)	(2,632)	(5,005)
Other income – net	70	77	119	271

Income before discontinued operations	8,796	11,797	38,136	39,479
Income from discontinued operations	—	—	—	912

Net income	$8,796	$11,797	$38,136	$40,391

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income from continuing operations	$38,136	$39,479
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	20,925	21,692
Equity in loss of affiliate	2,632	5,005
Non-cash portion of interest expense	23	23
(Increase) decrease in accounts receivable	(495)	3,177
Increase in inventories	(404)	(603)
Decrease in other current assets	5,378	1,799
Decrease in accounts payable and accrued expenses	(13,621)	(3,546)
Other	21,237	24,002

Net cash provided by continuing operations	73,811	91,028
Net cash provided by discontinued operations	—	1,178

Net cash provided by operating activities	73,811	92,206

Cash flows from investing activities:
Proceeds from sale of assets	—	3,380
Proceeds from sale of TEPPCO Colorado, LLC	—	4,095
Acquisition of additional interest in Centennial Pipeline LLC	(20,000)	—
Investment in Centennial Pipeline LLC	(3,000)	(7,721)
Investment in Mont Belvieu Storage Partners, L.P.	(250)	—
Capital expenditures	(37,727)	(47,423)

Net cash used in investing activities	(60,977)	(47,669)

Cash flows from financing activities:
Proceeds from term loan	80,856	176,099
Repayments of term loan	(53,638)	(147,667)
Equity contribution – Parent Partnership	37,082	2,447
Distributions paid	(77,571)	(70,399)

Net cash used in financing activities	(13,271)	(39,520)

Net increase (decrease) in cash and cash equivalents	(437)	5,017
Cash and cash equivalents at beginning of period	485	3,654

Cash and cash equivalents at end of period	$48	$8,671

Non-cash investing activities:
Net assets transferred to Mont Belvieu Storage Partners, L.P.	$61,408	$—

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$30,928	$24,996

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

     As used in this Report, “we,” “us,” and “our” means TE Products Pipeline Company, Limited Partnership.

     The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of the management of the Company, of a normal and recurring nature and necessary for a fair statement of our financial position as of September 30, 2003, and the results of our operations and cash flows for the periods presented. The results of operations for the three months and nine months ended September 30, 2003, are not necessarily indicative of results of our operations for the full year 2003. You should read the interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. We have reclassified certain amounts from prior periods to conform with the current presentation.

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

New Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. Our Parent Partnership has not granted options for any periods presented. For options outstanding under our 1994 Long Term Incentive Plan, the Parent Partnership followed the intrinsic value method of accounting for recognizing stock-based compensation expense.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Under this method, the Parent Partnership records no compensation expense for unit options granted when the exercise price of the options granted is equal to, or greater than, the market price of the Parent Partnership’s limited partner units on the date of the grant. Assuming the Parent Partnership had used the fair value method of accounting for its unit option plan, our pro forma net income for the nine months ended September 30, 2002, would be lower than reported net income by an immaterial amount. Pro forma net income would equal reported net income for the three months ended September 30, 2003, and 2002, and for the nine months ended September 30, 2003. The adoption of SFAS 148 did not have an effect on our financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We are required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, we were required to apply FIN 46 on July 1, 2003. In connection with the adoption of FIN 46, we evaluated our investments in Centennial Pipeline LLC and Mont Belvieu Storage Partners, L.P. and determined that these entities are not variable interest entities as defined by FIN 46, and thus we have accounted for them as equity method investments (see Note 6. Equity Investments). The adoption of FIN 46 did not have an effect on our financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to conform and incorporate derivative implementation issues and subsequently issued accounting guidance. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. However, certain SFAS 133 implementation issues that were effective for all fiscal quarters prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We adopted SFAS 149 effective July 1, 2003. The adoption of SFAS 149 did not have a material effect on our financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain freestanding financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). We adopted SFAS 150 effective July 1, 2003. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations or cash flows.

     In May 2003, the Emerging Issues Task Force (“EITF”) reached consensus in EITF 03-04, Accounting for “Cash Balance” Pension Plans, to specifically address the accounting for certain cash balance pension plans. The consensus reached in EITF 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring benefit obligations and annual cost of benefits earned as opposed to the projected unit credit method. We have historically accounted for our cash balance plans as defined benefit plans; however, we are required to adopt the measurement provisions of EITF 03-04 in our cash balance plans’ next measurement date of December 31, 2003. Any differences in the measurement of the obligation as a result of applying the consensus will be reported as a component of actuarial gain or loss. We do not believe that the adoption of EITF 03-04 will have a material effect on our financial position, results of operations or cash flows.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

     In May 2003, the EITF reached consensus in EITF 01-08, Determining Whether an Arrangement Contains a Lease, to clarify the requirements of identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to mandate reporting revenue as rental or leasing income that otherwise would be reported as part of product sales or service revenue. EITF 01-08 requires both parties in an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13, Accounting For Leases. We have historically leased storage capacity to outside parties and entered into pipeline capacity lease agreements both as the lessee and as the lessor. Upon application of EITF 01-08, the accounting requirements under the consensus could affect the timing of revenue and expense recognition, and revenues reported as transportation and storage services might have to be reported as rental or leasing income. Should capital-lease treatment be necessary, purchasers of transportation and storage services in the arrangements would have to recognize new assets on their balance sheets. The consensus is to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods beginning after May 28, 2003. Previous arrangements that would be leases or would contain a lease according to the consensus will continue to be accounted for as transportation and storage purchases or sales arrangements. The adoption of EITF 01-08 did not have a material effect on our financial position, results of operations or cash flows.

     In July 2003, the EITF reached consensus in EITF 03-11, Reporting Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes. In a 2002 Issue, the EITF reached a consensus that all gains and losses (realized and unrealized) on derivative instruments within the scope of SFAS 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. However, the EITF recognized that there may be contracts within the scope of SFAS 133 considered not held for trading purposes that warrant further consideration as to the appropriate income statement classification of the gains and losses. In EITF 03-11, the EITF clarified certain criteria to use in determining whether gains and losses related to non-trading derivative instruments should be shown net in the income statement. The adoption of EITF 03-11 did not have a material effect on our financial position, results of operations or cash flows.

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

     Our assets consist of an interstate trunk pipeline system and a series of storage facilities that originate along the upper Texas Gulf Coast and extend through the Midwest and northeastern United States. We transport refined products, LPGs and petrochemicals through the pipeline system. These products are primarily received in the south end of the system and stored and/or transported to various points along the system per customer nominations.

     We have completed our assessment of SFAS 143, and we have determined that we are obligated by contractual or regulatory requirements to remove facilities or perform other remediation upon retirement of our assets. However, we are not able to reasonably determine the fair value of the asset retirement obligations for our trunk and interstate pipelines and our surface facilities, since future dismantlement and removal dates are indeterminate. It is impossible to predict when demand for transportation of the related products will cease. Our right-of-way agreements allow us to maintain the right-of-way rather than remove the pipe. In addition, we can evaluate our trunk pipelines for alternative uses, which can be and have been found.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

     We will record such asset retirement obligations in the period in which more information becomes available for us to reasonably estimate the settlement dates of the retirement obligations. The adoption of SFAS 143 did not have an effect on our financial position, results of operations or cash flows.

NOTE 3. INTANGIBLE ASSETS

     We account for our intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets which was issued by the FASB in July 2001. SFAS 142 prohibits amortization of goodwill and intangible assets with indefinite useful lives, but instead requires testing for impairment at least annually. SFAS 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset should be amortized over the best estimate of its useful life. At a minimum, we will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required.

     The following table reflects the components of amortized intangible assets, included in other assets on the consolidated balance sheets at September 30, 2003, and December 31, 2002 (in thousands):

	September 30, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Transportation agreements	$1,328	$(177)	$1,328	$(127)

     At September 30, 2003, we had $33.4 million of excess investment in our equity investment in Centennial Pipeline LLC, which was created upon formation of the company (see Note 6. Equity Investments). The excess investment is included in our equity investments account at September 30, 2003. This excess investment is accounted for as an intangible asset with an indefinite life. We will assess the intangible asset for impairment on an annual basis.

     Amortization expense on intangible assets was $16,603 and $12,500 for the three months ended September 30, 2003 and 2002, respectively, and $49,808 and $37,500 for the nine months ended September 30, 2003 and 2002, respectively.

     Estimated amortization expense on intangible assets will be $0.1 million for each of the years ending December 31, 2003 through 2007.

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

     On October 4, 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes. Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the nine months ended September 30, 2003, and 2002, we recognized reductions in interest expense of $7.4 million and $5.4 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarter ended September 30, 2003, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap was a gain of approximately $7.3 million and $13.6 million at September 30, 2003, and December 31, 2002, respectively.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

NOTE 5. INVENTORIES

     Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

	September 30,	December 31,
	2003	2002

Gasolines	$557	$4,700
Butanes	4,222	1,991
Transmix	2,632	2,526
Other products	—	845
Materials and supplies	6,793	3,738

Total	$14,204	$13,800

     The costs of inventories did not exceed market values at September 30, 2003, and December 31, 2002.

NOTE 6. EQUITY INVESTMENTS

     In August 2000, we entered into agreements with Panhandle Eastern Pipeline Company (“PEPL”), a former subsidiary of CMS Energy Corporation, and Marathon Ashland Petroleum LLC (“Marathon”) to form Centennial Pipeline LLC (“Centennial”). Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Through February 9, 2003, each participant owned a one-third interest in Centennial. On February 10, 2003, we and Marathon each acquired an additional interest in Centennial from PEPL for $20.0 million each, increasing our percentage ownerships in Centennial to 50% each. During the nine months ended September 30, 2003, excluding the amount paid for the acquisition of the additional ownership interest, we contributed approximately $3.0 million to Centennial, which is included in the equity investment balance at September 30, 2003.

     As of January 1, 2003, we and Louis Dreyfus Energy Services, L.P. (“Louis Dreyfus”) effectively formed Mont Belvieu Storage Partners, L.P. (“MB Storage”). We and Louis Dreyfus each own a 50% ownership interest in MB Storage. The purpose of MB Storage is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections. MB Storage is a service-oriented, fee-based venture with no commodity trading activity. We continue to operate the facilities for MB Storage. Effective January 1, 2003, we contributed property and equipment with a net book value of $67.4 million to MB Storage. Additionally, as of the contribution date, Louis Dreyfus had invested $6.1 million for expansion projects for MB Storage that we were required to reimburse if the original joint development and marketing agreement was terminated by either party. This deferred liability was also contributed and converted to the capital account of Louis Dreyfus in MB Storage. We receive the first $1.8 million per quarter (or $7.2 million on an annual basis) of MB Storage’s earnings before interest, taxes, depreciation and amortization, as defined in the operating agreement. Any amount of MB Storage’s earnings before interest, taxes, depreciation and amortization in excess of the $7.2 million is allocated evenly between Louis Dreyfus and us. For the nine months ended September 30, 2003, our sharing ratio in the earnings of MB Storage was approximately 74%.

     We use the equity method of accounting to account for our investment in Centennial and MB Storage. Summarized combined financial information for Centennial and MB Storage for the nine months ended September 30, 2003, and Centennial for the nine months ended September 30, 2002, is presented below (in thousands):

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Revenues	$37,971	$10,652
Net loss	(3,246)	(14,384)

     Summarized combined balance sheet data for Centennial and MB Storage as of September 30, 2003, and for Centennial as of December 31, 2002, is presented below (in thousands):

	September 30,	December 31,
	2003	2002

Current assets	$24,886	$8,184
Noncurrent assets	350,677	285,885
Current liabilities	31,384	19,949
Long-term debt	140,000	140,000
Noncurrent liabilities	14,234	14,875
Partners’ capital	189,945	119,245

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

     The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of September 30, 2003, we were in compliance with the covenants of the Senior Notes.

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

     On April 6, 2001, our Parent Partnership entered into a $500.0 million revolving credit facility including the issuance of letters of credit of up to $20.0 million (“Three Year Facility”). The interest rate was based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contained certain restrictive financial covenant ratios. During 2002, our Parent Partnership’s borrowings under the Three Year Facility were used to finance the acquisitions of the Chaparral NGL system on March 1, 2002, and Val Verde Gas Gathering Company (“Val Verde”) on June 30, 2002, and for general Parent Partnership purposes. During 2002, our Parent Partnership made repayments on the Three Year Facility with proceeds from the issuance of its 7.625% Senior Notes, proceeds from the issuance of its units representing limited partnership interests (“Limited Partner Units”) and proceeds from the termination of interest rate swaps. During the first quarter of 2003, our Parent Partnership repaid $182.0 million of the outstanding balance of the Three Year Facility with proceeds from the issuance of its 6.125% Senior Notes on January 30, 2003. On June 27, 2003, our Parent Partnership repaid the outstanding balance under the Three Year Facility with borrowings under a new credit facility, and canceled the Three Year Facility.

     On June 27, 2003, our Parent Partnership entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”). The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios. The Parent Partnership borrowed $263.0 million under the Revolving Credit Facility and repaid the outstanding balance of the Three Year Facility. On September 30, 2003, $225.0 million was outstanding under the Revolving Credit Facility.

     On April 6, 2001, our Parent Partnership entered into a 364-day, $200.0 million revolving credit agreement (“Short-term Revolver”). The interest rate was based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contained certain restrictive financial covenant ratios. On March 28, 2002, the Short-term Revolver was extended for an additional period of 364 days, ending in March 2003. During 2002, the Parent Partnership’s borrowings under the Short-term Revolver were used to finance the acquisition of the Val Verde assets and for other purposes. During 2002, the Parent Partnership repaid the existing amounts outstanding under the Short-term Revolver with proceeds it received from the issuance of Limited Partner Units in 2002. The Short-term Revolver expired on March 27, 2003.

     On February 20, 2002, our Parent Partnership issued $500.0 million principal amount of 7.625% Senior Notes due 2012. The 7.625% Senior Notes were issued at a discount of $2.2 million and are being accreted to their face value over the term of the notes. The Parent Partnership used the proceeds from the offering to reduce a portion of the outstanding balances of its credit facilities. The 7.625% Senior Notes may be redeemed at any time at our Parent Partnership’s option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing these 7.625% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our Parent Partnership’s ability to incur additional indebtedness.

     On January 30, 2003, our Parent Partnership issued $200.0 million principal amount of 6.125% Senior Notes due 2013. The 6.125% Senior Notes were issued at a discount of $1.4 million and are being accreted to their face value over the term of the notes. The Parent Partnership used $182.0 million of the proceeds from the offering to reduce the outstanding principal on the Three Year Facility to $250.0 million. The balance of the net proceeds received was used for general Parent Partnership purposes. The 6.125% Senior Notes may be redeemed at any time at our

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Parent Partnership’s option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing the 6.125% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit the Parent Partnership’s ability to incur additional indebtedness.

     At September 30, 2003, and December 31, 2002, we had an intercompany note payable to our Parent Partnership of $197.9 million and $154.1 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The interest rate on the note payable to the Parent Partnership at September 30, 2003, was 6.1%. At September 30, 2003, accrued interest includes $0.5 million due to our Parent Partnership. For the nine months ended September 30, 2003, interest costs incurred on the note payable to our Parent Partnership totaled $8.8 million.

NOTE 8. QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

     We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion. We pay distributions of 99.999% to the Parent Partnership and 0.001% to the General Partner.

     During the nine months ended September 30, 2003 and 2002, we paid cash distributions totaling $77.6 million and $70.4 million, respectively. The distribution increase reflects our success in improving cash flow levels. On November 7, 2003, we will pay a cash distribution of approximately $28.0 million for the quarter ended September 30, 2003.

NOTE 9. COMMITMENTS AND CONTINGENCIES

     In the fall of 1999 and on December 1, 2000, the Company and the Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, in Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the Company and Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et al. (including the Company and Partnership). In both cases, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. We have filed an answer to both complaints, denying the allegations, as well as various other motions. These cases are not covered by insurance. Discovery is ongoing, and we are defending ourselves vigorously against the lawsuits. The plaintiffs have not stipulated the amount of damages that they are seeking in the suits. We cannot estimate the loss, if any, associated with these pending lawsuits.

     On December 21, 2001, we were named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana, in Rebecca L. Grisham et al. v. TE Products Pipeline Company, Limited Partnership. In this case, the plaintiffs contend that our pipeline, which crosses the plaintiffs’ property, leaked toxic products onto the plaintiffs’ property. The plaintiffs further contend that this leak caused damages to the plaintiffs. We have filed an answer to the plaintiffs’ petition denying the allegations. The plaintiffs have not stipulated the amount of damages they are seeking in the suit. We are defending ourselves vigorously against the lawsuit. We cannot estimate the damages, if any, associated with this pending lawsuit; however, this case is covered by insurance.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

     In May 2003, the Company was named as a defendant in a lawsuit styled John R. James, et al. v. J Graves Insulation Company, et al. as filed in the first Judicial District Court, Caddo Parish, Louisiana. There are numerous plaintiffs identified in the action that are alleged to have suffered damages as the result of alleged exposure to asbestos-containing products and materials. According to the petition and as a result of a preliminary investigation, the Company believes that the only claim asserted against it results from one individual for the period of July 1971 through June 1972, who is alleged to have worked on a facility owned by the Company’s predecessor. This period represents a small portion of the total alleged exposure period from January 1964 through December 2001 for this individual. The individual’s claims involve numerous employers and alleged job sites. Currently, the Company has been unable to confirm involvement by the Company or its predecessors with the alleged location and it is currently uncertain whether this case is covered by insurance. Discovery is planned, and the Company intends to defend itself vigorously against this lawsuit. The plaintiffs have not stipulated the amount of damages that they are seeking in this suit. We are obligated to reimburse the Company for any costs it incurs related to this lawsuit. We cannot estimate the loss, if any, associated with this pending lawsuit. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

     On April 2, 2003, Centennial was served with a petition in a matter styled Adams, et al. v. Centennial Pipeline Company LLC, et al. This matter involves approximately 2,000 plaintiffs who allege that over 200 defendants, including Centennial, generated, transported, and/or disposed of hazardous and toxic waste at two sites in Bayou Sorrell, Louisiana, an underground injection well and a landfill. The plaintiffs allege personal injuries ranging from headaches and allergies to birth defects, cancer and death. The underground injection well has been in operation since May 1976. Based upon current information, Centennial appears to be a de minimis contributor, having used the disposal site during the two month time period of December 2001 to January 2002. The plaintiffs have made a global settlement offer of $198.5 million. The defendants have rejected this offer and are preparing to make a global settlement counteroffer. Marathon is handling this matter for Centennial under its operating agreement with Centennial. We have a 50% ownership interest in Centennial. Based upon Centennial’s limited involvement with the disposal site, we do not believe that the outcome of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

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

     In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as to adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At September 30, 2003, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

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

     Centennial entered into credit facilities totaling $150.0 million, and as of September 30, 2003, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of its pipeline system. We and Marathon have each guaranteed one-half of Centennial’s debt, up to a maximum amount of $75.0 million each.

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

     The transfer of TEPPCO Colorado to TEPPCO Midstream was recorded at the book value of TEPPCO Colorado’s net assets, which was $4.1 million. In connection with the transfer, we received $4.1 million in cash from TEPPCO Midstream. TEPPCO Midstream assumed the outstanding debt of TEPPCO Colorado of $32.0 million as part of the transaction. As a result of the transfer, our financial position and results of operations have been reclassified to reflect revenue, expenses, assets and liabilities of TEPPCO Colorado as discontinued operations for the periods presented. A condensed statement of income is shown below for TEPPCO Colorado for the nine months ended September 30, 2002 (in thousands):

Nine Months Ended
September 30,
2002

Revenues	$3,115
Operating, general and administrative expense	369
Depreciation and amortization expense	840

Operating income	1,906
Interest expense	(1,015)
Other income – net	21

Net income	$912

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

     We operate and report in one business segment: transportation and storage of refined products, LPGs and petrochemicals. Revenues are earned from transportation and storage of refined products and LPGs, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. Our two largest operating expense items are labor and electric power. We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating. Our results also include our equity investments in Centennial Pipeline LLC (“Centennial”) and Mont Belvieu Storage Partners, L.P. (“MB Storage”) (see Note 6. Equity Investments).

Results of Operations

     The following table presents volumes delivered in barrels and average tariff per barrel for the three months and nine months ended September 30, 2003, and 2002:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage Increase	September 30,		Percentage Increase
	2003	2002	(Decrease)	2003	2002	(Decrease)

	(In thousands, except tariff information)
Volumes Delivered
Refined products	42,476	40,065	6%	114,964	101,174	14%
LPGs	9,146	8,689	5%	29,678	27,780	7%

Total	51,622	48,754	6%	144,642	128,954	12%

Average Tariff per Barrel
Refined products	$0.89	$0.88	1%	$0.89	$0.91	(2%)
LPGs	2.02	1.44	40%	2.11	1.68	26%
Average system tariff per barrel	$1.09	$0.98	11%	$1.14	$1.08	6%

   Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

     We reported net income of $8.8 million for the three months ended September 30, 2003, compared with net income of $11.8 million for the three months ended September 30, 2002. Net income decreased $3.0 million primarily due to an increase of $8.1 million in costs and expenses and an increase of $0.6 million in interest expense, partially offset by an increase of $5.0 million in operating revenues, increased income of $0.6 million from equity investments, and an increase of $0.1 million in interest capitalized. We discuss the factors influencing our operating performance below.

     Revenues from refined products transportation increased $2.7 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002, due to an overall increase of 6% in the refined products volumes delivered. This increase was primarily due to deliveries of products received into our pipeline from Centennial at Creal Springs, Illinois. Centennial, which commenced refined products deliveries to us in April 2002, has provided our system with additional pipeline capacity for products originating in the U.S. Gulf Coast area. With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs. Volume increases were due to increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets. The refined products average rate per barrel increased 1% from the prior year period primarily due to higher market-based tariff rates, which went into effect in July 2003, partially offset by the impact of the Midwest origin point for barrels received from Centennial, which resulted in an increase in short-haul barrels transported on our system.

     Revenues from LPGs transportation increased $6.0 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002, primarily due to the impact of lower propane inventories at competing supply locations in the mid-continent. Lower mid-continent propane inventory resulted in increased foreign propane imports into the U.S. Gulf Coast at Mont Belvieu, Texas, and resulted in increased transportation to the mid-continent through our previously constrained system. Additional pipeline capacity for expanded propane movements was available due to a shift of refined product volumes to Centennial. The increase in total volumes of LPGs delivered was due to increased long-haul delivery of propane to the Midwest and Northeast. The LPGs average rate per barrel increased 40% from the prior year period as a result of an increased percentage of long-haul deliveries during the three months ended September 30, 2003, and higher LPG tariff rates, which went into effect in July 2003.

     Effective January 1, 2003, our 50% ownership interest in MB Storage is accounted for as an equity investment. Revenues generated from Mont Belvieu operations totaled $3.7 million during the three months ended September 30, 2002. As a result of the formation of MB Storage, revenues and expenses related to Mont Belvieu operations are now recorded within equity earnings. See discussion regarding changes in equity earnings/losses below. The purpose of MB Storage is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections.

     Costs and expenses increased $8.1 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002. The increase was made up of a $8.7 million increase in operating, general and administrative expenses and a $0.2 million increase in operating fuel and power, partially offset by a $0.5 million decrease in depreciation and amortization expense and a $0.3 million decrease in taxes – other than income taxes. Operating, general and administrative expenses increased primarily due to higher pipeline maintenance expenses, due in part to higher than planned pipeline rehabilitation expenses associated with our Integrity Management program, increased consulting and contract services, increased labor costs, increased general and administrative supplies expense, increased insurance expense and expense from the Centennial pipeline capacity lease agreement that we entered into in 2003. Operating fuel and power expense increased as a result of increased mainline throughput and higher power costs due to an increase in the price of natural gas. Depreciation expense decreased from the prior year period primarily due to the transfer of assets to MB Storage. Taxes – other than income taxes decreased as a result of actual property taxes being lower than previously estimated and due to the transfer of assets to MB Storage.

     Net losses from equity investments decreased $0.6 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002. Centennial, which commenced operations in April 2002, accounted for $3.0 million of the equity losses during the three months ended September 30, 2003, resulting in an increase in equity losses of $1.0 million from Centennial during the period. On February 10, 2003, we acquired an additional 16.7% interest in Centennial, bringing our ownership interest to 50%. The losses from Centennial were partially offset by equity earnings of $1.6 million from our 50% ownership interest in MB Storage, which was formed effective January 1, 2003. Amounts in the prior year period related to Mont Belvieu operations which were recorded to revenues and costs and expenses are now being recorded within equity earnings based upon our 50% ownership interest in MB Storage, effective with its formation on January 1, 2003. If the 2002 revenues and costs and expenses from the Mont Belvieu operations had been accounted for under the same method as in 2003, equity earnings from MB Storage would have decreased $0.1 million in 2003, compared with the prior year, due to a slight increase in depreciation expense on MB Storage assets.

     Interest expense increased $0.6 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002, as a result of higher outstanding debt balances under the Note Payable with our Parent Partnership, and an increased percentage of fixed-rate debt in 2003 by the Parent Partnership.

     Interest capitalized decreased $0.1 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002, as a result of decreased construction work-in-progress balances during the third quarter of 2003.

   Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

     We reported net income of $ 38.1 million for the nine months ended September 30, 2003, compared with net income of $40.4 million for the nine months ended September 30, 2002. Net income decreased $2.3 million primarily due to an increase of $17.3 million in costs and expenses, an increase of $1.6 million in interest expense, a decrease of $1.2 million in interest capitalized, a decrease of $0.2 million in other income – net and a decrease of $0.9 million in income from discontinued operations, partially offset by an increase of $16.5 million in operating revenues and increased income of $2.4 million from equity investments. We discuss the factors influencing our operating performance below.

     Revenues from refined products transportation increased $10.5 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002, due to an overall increase of 14% in the refined products volumes delivered. This increase was primarily due to deliveries of products received into our pipeline from Centennial at Creal Springs, Illinois. Centennial, which commenced refined products deliveries to us in April 2002, has provided our system with additional pipeline capacity for products originating in the U.S. Gulf Coast area. With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs. Volume increases were due to increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets. The refined products average rate per barrel decreased 2% from the prior year period primarily due to the impact of the Midwest origin point for barrels received from Centennial, which resulted in an increase in short-haul barrels transported on our system, partially offset by higher market-based tariff rates, which went into effect in July 2003.

     Revenues from LPGs transportation increased $16.0 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002, primarily due to increased deliveries of propane in the upper Midwest and Northeast market areas attributable to colder than normal weather during the first quarter of 2003 and due to low inventories at competing supply locations during the second and third quarters of 2003. Lower mid-continent propane inventory resulted in increased foreign propane imports into the U.S. Gulf Coast at Mont Belvieu and resulted in increased transportation to the mid-continent through our previously constrained system. Additional pipeline capacity for expanded propane movements was available due to a shift of refined product volumes to Centennial. Butane deliveries also increased due to the increased demand by refineries for normal butane for use in gasoline blending and increased isobutane deliveries to Chicago area refineries. The LPGs average rate per barrel increased 26% from the prior year period as a result of an increased percentage of long-haul deliveries during the nine months ended September 30, 2003, and an increase in LPG tariff rates, which went into effect in July 2003.

     Effective January 1, 2003, our 50% ownership interest in MB Storage is accounted for as an equity investment. Revenues generated from Mont Belvieu operations totaled $11.1 million during the nine months ended September 30, 2002. As a result of the formation of MB Storage, revenues and expenses related to Mont Belvieu operations are now recorded within equity earnings. See discussion regarding changes in equity earnings/losses below.

     Other operating revenues increased $1.1 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002, primarily due to higher propane deliveries at our Providence, Rhode Island import facility, higher refined product rental charges and loading fees and higher revenues from product loans. These increases were partially offset by lower revenues from product location exchanges which are used to position product in the Midwest market area and lower volume of product inventory sales.

     Costs and expenses increased $17.3 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002. The increase was made up of a $15.7 million increase in operating, general and administrative expenses and a $3.4 million increase in operating fuel and power, partially offset by a $1.0 million decrease in taxes – other than income taxes and a $0.8 million decrease in depreciation and amortization expense. Operating, general and administrative expenses increased primarily due to higher pipeline maintenance expenses, due in part to higher than planned pipeline rehabilitation expenses associated with our Integrity Management program, increased consulting and contract services, increased labor costs, increased general and administrative supplies expense, increased insurance expense, expense from the Centennial pipeline capacity lease agreement that we entered into in 2003 and the write-off of receivables of $0.4 million related to customer bankruptcies. Operating fuel and power expense increased as a result of increased mainline throughput and higher power costs due to an increase in the price of natural gas. Taxes – other than income taxes decreased as a result of actual property taxes being lower than previously estimated and the transfer of assets to MB Storage. Depreciation expense decreased from the prior year period because of assets retired during the nine months ended September 30, 2003, which reduced the asset base, and due to the transfer of assets to MB Storage.

     Net losses from equity investments decreased $2.4 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002. Centennial, which commenced operations in April 2002, accounted for $8.0 million of the equity losses during the nine months ended September 30, 2003, resulting in an increase of $3.0 million in equity losses during the period. On February 10, 2003, we acquired an additional 16.7% interest in Centennial, bringing our ownership interest to 50%. The losses from Centennial are partially offset by equity earnings of $5.4 million from our 50% ownership interest in MB Storage, which was formed effective January 1, 2003. Amounts in the prior year period related to Mont Belvieu operations which were recorded to revenues and costs and expenses are now being recorded within equity earnings based upon our 50% ownership interest in MB Storage, effective with its formation on January 1, 2003. If the 2002 revenues and costs and expenses from the Mont Belvieu operations had been accounted for under the same method as in 2003, equity earnings from MB Storage would have decreased $0.2 million in 2003, compared with the prior year, due to an increase in depreciation expense on MB Storage assets, partially offset by increased shuttle deliveries and increased storage revenue.

     Interest expense increased $1.6 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002, as a result of higher outstanding debt balances under the Note Payable with our Parent Partnership, an increased percentage of fixed-rate debt in 2003 by the Parent Partnership, the write-off of debt issuance costs by the Parent Partnership in June 2003, related to the refinancing of its revolving credit facility, and expense related to the discounted portion of a cash flow hedge.

     Interest capitalized decreased $1.2 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002, as a result of decreased work-in-progress balances during 2003 and interest capitalized on our investment in Centennial during the first quarter of 2002.

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

     As a result of the transfer, our financial position and results of operations have been reclassified to reflect revenue, expenses, assets and liabilities of TEPPCO Colorado as discontinued operations for the periods presented. A condensed statement of income is shown below for TEPPCO Colorado for the nine months ended September 30, 2002 (in thousands):

Nine Months Ended
September 30,
2002

Revenues	$3,115
Operating, general and administrative expense	369
Depreciation and amortization expense	840

Operating income	1,906
Interest expense	(1,015)
Other income – net	21

Net income	$912

     The following table presents volume and average rate information for TEPPCO Colorado for the nine months ended September 30, 2002:

Nine Months Ended
September 30,
2002

Fractionation – NGLs:
Thousand barrels	2,043
Average rate per barrel	$1.827

Financial Condition and Liquidity

     Net cash from operating activities totaled $73.8 million for the nine months ended September 30, 2003. This cash was made up of $59.1 million of income before charges for depreciation and amortization and $14.7 million of cash provided by working capital. This compares with net cash from operating activities of $92.2 million for the nine months ended September 30, 2002, comprised of $61.2 million of income before charges for depreciation and amortization, $29.8 million of cash provided by working capital and $1.2 million of cash provided by discontinued operations. Net cash from operating activities for the nine months ended September 30, 2003, and 2002, included interest payments of $30.9 million and $25.0 million, respectively.

     Cash flows used in investing activities totaled $61.0 million for the nine months ended September 30, 2003, and were comprised of $37.7 million of capital expenditures, $20.0 million for our acquisition of the additional interest in Centennial on February 10, 2003, $3.0 million of cash contributions for our ownership interest in Centennial, and $0.3 million of cash contributions for our ownership interest in MB Storage. Cash flows used in investing activities totaled $47.7 million for the nine months ended September 30, 2002, and were comprised of $47.5 million of capital expenditures and $7.7 million of cash contributions for our ownership interest in Centennial, partially offset by $3.4 million of cash proceeds from the sale of assets and $4.1 million of cash proceeds from the sale of TEPPCO Colorado.

     Cash flows used in financing activities totaled $13.3 million for the nine months ended September 30, 2003, and were comprised of $77.6 million of distributions paid to our Parent Partnership and $53.6 million of repayments on our term loan, partially offset by $80.9 million of proceeds for our term loan and $37.0 million in contributions from our Parent Partnership. Cash flows provided by financing activities for the nine months ended September 30, 2002, totaled $39.5 million, and were comprised of $70.4 million of distributions paid to our Parent Partnership and $147.7 million of repayments on our term loan, partially offset by $176.1 million of proceeds from our term loan and $2.5 million of contributions from our Parent Partnership.

     Centennial entered into credit facilities totaling $150.0 million, and as of September 30, 2003, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of its pipeline system. We and Marathon have each guaranteed one-half of Centennial’s debt, up to a maximum amount of $75.0 million each.

     On February 20, 2002, our Parent Partnership issued $500.0 million principal amount of 7.625% Senior Notes due 2012. We and the Parent Partnership’s other significant operating subsidiaries, which include TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, issued guarantees of this debt. On June 30, 2002, our Parent Partnership acquired the Val Verde Gas Gathering System (“Val Verde”) through its subsidiary, Val Verde Gas Gathering Company, L.P., which also issued an unconditional guaranty of our Parent Partnership’s debt securities. The guarantees are full, unconditional and joint and several. The proceeds from the offering of the $500.0 million principal amount of 7.625% Senior Notes were used to reduce the outstanding balances of our Parent Partnership’s credit facilities.

     On January 30, 2003, our Parent Partnership issued $200.0 million principal amount of 6.125% Senior Notes due 2013. We and our Parent Partnership’s other significant operating subsidiaries issued guarantees of this debt. The guarantees are full, unconditional and joint and several. The proceeds from the offering of the $200.0 million principal amount of 6.125% Senior Notes were used to reduce the outstanding principal of our Parent Partnership’s credit facilities.

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

     On April 6, 2001, our Parent Partnership entered into a $500.0 million revolving credit facility including the issuance of letters of credit of up to $20.0 million (“Three Year Facility”). The interest rate was based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contained certain restrictive financial covenant ratios. During 2002, our Parent Partnership’s borrowings under the Three Year Facility were used to finance the acquisitions of the Chaparral NGL system on March 1, 2002, and Val Verde on June 30, 2002, and for general Parent Partnership purposes. During 2002, our Parent Partnership made repayments on the Three Year Facility with proceeds from the issuance of its 7.625% Senior Notes, proceeds from the issuance of its units representing limited partnership interests (“Limited Partner Units”) and proceeds from the termination of interest rate swaps. During the first quarter of 2003, our Parent Partnership repaid $182.0 million of the outstanding balance of the Three Year Facility with proceeds from the issuance of its 6.125% Senior Notes on January 30, 2003. On June 27, 2003, our Parent Partnership repaid the outstanding balance under the Three Year Facility with borrowings under a new credit facility, and canceled the Three Year Facility.

     On June 27, 2003, our Parent Partnership entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”). The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios. The Parent Partnership borrowed $263.0 million under the Revolving Credit Facility and repaid the outstanding balance of the Three Year Facility. At September 30, 2003, $225.0 million was outstanding under the Revolving Credit Facility.

     On April 6, 2001, our Parent Partnership entered into a 364-day, $200.0 million revolving credit agreement (“Short-term Revolver”). The interest rate was based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contained certain restrictive financial covenant ratios. On March 28, 2002, the Short-term Revolver was extended for an additional period of 364 days, ending in March 2003. During 2002, the Parent Partnership’s borrowings under the Short-term Revolver were used to finance the acquisition of the Val Verde assets and for other purposes. During 2002, the Parent Partnership repaid the existing amounts outstanding under the Short-term Revolver with proceeds it received from the issuance of Limited Partner Units in 2002. The Short-term Revolver expired on March 27, 2003.

     At September 30, 2003, and December 31, 2002, we had an intercompany note payable to our Parent Partnership of $197.9 million and $154.1 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The interest rate on the note payable to the Parent Partnership at September 30, 2003, was 6.1%. At September 30, 2003, accrued interest includes $0.5 million due to our Parent Partnership. For the nine months ended September 30, 2003, interest costs incurred on the note payable to our Parent Partnership totaled $8.8 million.

Senior Notes

     On January 27, 1998, we completed the issuance of $180.0 million principal amount of 6.45% Senior Notes due 2008, and $210.0 million principal amount of 7.51% Senior Notes due 2028 (collectively, the “Senior Notes”). The 6.45% Senior Notes were issued at a discount of $0.3 million and are being accreted to their face value over the term of the notes. The 6.45% Senior Notes due 2008 are not subject to redemption prior to January 15, 2008. The 7.51% Senior Notes due 2028, issued at par, may be redeemed at any time after January 15, 2008, at our option, in whole or in part, at a premium.

     The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur indebtedness. As of September 30, 2003, we were in compliance with the covenants of the Senior Notes.

     We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of our Senior Notes. This agreement is more fully described in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash Distributions

     During the nine months ended September 30, 2003 and 2002, we paid cash distributions of $77.6 million and $70.4 million, respectively. The distribution increase reflects our success in improving cash flow levels. On November 7, 2003, we will pay a cash distribution of $28.0 million for the three months ended September 30, 2003.

Future Capital Needs and Commitments

     We estimate that capital expenditures, excluding acquisitions, for 2003 will be approximately $50.7 million (which includes $1.6 million of capitalized interest). We expect to use approximately $26.2 million for revenue generating projects, which will include the expansion of our pumping capacity for LPGs into the Northeast markets, expansion of our North Houston terminal facility, increased capacity at Princeton, Indiana, and expansion of deliverability capacity at various locations throughout the system. We expect to spend approximately $15.2 million to sustain existing operations, including the replacement of storage tanks and pipeline rehabilitation projects to comply with regulations enacted by the United States Department of Transportation Office of Pipeline Safety. An additional $7.7 million will be expended on other replacements and system upgrade projects. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present system.

These expenditures can vary greatly depending on the magnitude of our transactions. We may finance capital expenditures through internally generated funds, debt or capital contributions from our Parent Partnership or any combination thereof.

     Our debt repayment obligations consist of payments for principal and interest on (i) $180.0 million 6.45% Senior Notes due January 15, 2008, (ii) $197.9 million principal amount due to our Parent Partnership related to our share of our Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes, due in April 2004, February 2012 and February 2013, respectively, and (iii) $210.0 million 7.51% Senior Notes due January 15, 2028.

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

     We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no off-balance sheet commitments for indebtedness other than the limited guaranty of the Centennial debt, our Parent Partnership’s debt and leases covering assets utilized in several areas of our operations.

     The following table summarizes our debt repayment obligations and material contractual commitments as of September 30, 2003 (in millions):

		Amount of Commitment Expiration Per Period

		Less than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Note payable, Parent Partnership	$197.9	$—	$197.9	$—	$—
6.45% Senior Notes due 2008 (1)	180.0	—	—	180.0	—
7.51% Senior Notes due 2028 (1)	210.0	—	—	—	210.0

Debt subtotal	587.9	—	197.9	180.0	210.0

Operating leases	43.0	11.3	20.7	10.9	0.1

Total	$630.9	$11.3	$218.6	$190.9	$210.1

(1)	We entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our 7.51% Senior Notes due 2028. At September 30, 2003, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $7.3 million related to this interest rate swap agreement. At September 30, 2003, our 6.45% Senior Notes include $0.1 million of unamortized debt discount. The fair value adjustment and unamortized debt discount are excluded from this table.

     We expect to repay the long-term, senior unsecured obligations through the issuance of additional long-term senior unsecured debt at the time the 2008 and 2028 debts mature, proceeds from dispositions of assets or any combination of the above items.

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

     On May 29, 2002, Moody’s Investors Service downgraded our Parent Partnership’s senior unsecured debt rating to Baa3 from Baa2. We were also included in this downgrade. These ratings were given with stable outlooks and followed our Parent Partnership’s announcement of the acquisition of Val Verde. The downgrades reflect Moody’s concern that the Parent Partnership has a high level of debt relative to many of its peers and that its debt may be continually higher than its long-term targets if the Parent Partnership continues to make a series of acquisitions of increasingly larger size. Because of its high distribution rate, the Parent Partnership is particularly reliant on external financing to finance its acquisitions. Moody’s indicated that the Parent Partnership’s cash flows are becoming less predictable as a result of its acquisitions and expansion into the crude oil and natural gas gathering businesses. Further reductions in the Parent Partnership’s and our credit ratings could increase the debt financing costs or possibly reduce the availability of financing. Generally, a subsidiary’s credit rating will not be higher than its parent. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant such a change. In October 2003, Moody’s reaffirmed the Baa3 ratings on us and our Parent Partnership.

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

     In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as to adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At September 30, 2003, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

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

     At September 30, 2003, and December 31, 2002, we had an intercompany note payable to our Parent Partnership of $197.9 million and $154.1 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The interest rate on the note payable to the Parent Partnership at September 30, 2003, was 6.1%. At September 30, 2003, accrued interest includes $0.5 million due to the Parent Partnership. For the nine months ended September 30, 2003, interest costs incurred on the note payable to the Parent Partnership totaled $8.8 million.

     At September 30, 2003, we had outstanding $180.0 million principal amount of 6.45% Senior Notes due 2008 and $210.0 million principal amount of 7.51% Senior Notes due 2028. At September 30, 2003, the estimated fair value of the Senior Notes was approximately $414.7 million.

     As of September 30, 2003, we had an interest rate swap agreement in place to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We have designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes. Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the nine months ended September 30, 2003, and 2002, we recognized reductions in interest expense of $7.4 million and $5.4 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarter ended September 30, 2003, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap was a gain of approximately $7.3 million and $13.6 million at September 30, 2003, and December 31, 2002, respectively. Utilizing the balance of the 7.51% Senior Notes outstanding at September 30, 2003, and including the effects of hedging activities, assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is $2.1 million.

Item 4. Controls and Procedures

     The principal executive officer and principal financial officer of our General Partner, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     There have been no changes in our internal controls or in other factors known to us that could materially affect, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

Exhibit
Number	Description

3.1	Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, effective September 21, 2001 (Filed as Exhibit 3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001, and incorporated herein by reference).

4.1	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

Exhibit
Number	Description

4.2	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.3	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.5	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.1+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.2+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.3+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.4+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

10.5+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.6+	Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.7+	Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.8+	Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

Exhibit
Number	Description

10.9	Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.10+	Form of Employment Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, David E. Owen, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.11+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.12	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.13	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.14+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.15+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.16	Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.17	Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.18	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.19	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.20	Amendment 1, dated as of September 28, 2001, to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.33 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.21	Amendment 1, dated as of September 28, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.34 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

Exhibit
Number	Description

10.22	Amendment and Restatement, dated as of November 13, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.35 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.23	Second Amendment and Restatement, dated as of November 13, 2001, to the Amended and Restated Credit Agreement amount TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.36 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.24	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and Certain Lenders, as Lenders dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 10.44 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.25	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.45 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.26	Amendment, dated as of June 27, 2002 to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent, and Certain Lenders, dated as of March 28, 2002 ($500,000,000 Revolving Credit Facility) (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.27	Amendment 1, dated as of June 27, 2002 to the Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 99.4 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.28+	Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan, effective June 1, 2002 (Filed as Exhibit 10.49 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002, and incorporated herein by reference).

10.29+	Amended and Restated TEPPCO Supplemental Benefit Plan, effective November 1, 2002 (Filed as Exhibit 10.44 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.30+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Second Amendment and Restatement, effective January 1, 2003 (Filed as Exhibit 10.45 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.31+	Amended and Restated Texas Eastern Products Pipeline Company, LLC Management Incentive Compensation Plan, effective January 1, 2003 (Filed as Exhibit 10.46 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.32+	Amended and Restated TEPPCO Retirement Cash Balance Plan, effective January 1, 2002 (Filed as Exhibit 10.47 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.33	Formation Agreement between Panhandle Eastern Pipe Line Company and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, dated as of August 10, 2000 (Filed as Exhibit 10.48 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

Exhibit
Number	Description

10.34	Amended and Restated Limited Liability Company Agreement of Centennial Pipeline LLC dated as of August 10, 2000 (Filed as Exhibit 10.49 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.35	Guaranty Agreement, dated as of September 27, 2002, between TE Products Pipeline Company, Limited Partnership and Marathon Ashland Petroleum LLC for Note Agreements of Centennial Pipeline LLC (Filed as Exhibit 10.50 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.36	LLC Membership Interest Purchase Agreement By and Between CMS Panhandle Holdings, LLC, As Seller and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, Severally as Buyers, dated February 10, 2003 (Filed as Exhibit 10.51 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.37	Joint Development Agreement between TE Products Pipeline Company, Limited Partnership and Louis Dreyfus Plastics Corporation dated February 10, 2000 (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.38	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank and The Lenders Party Hereto, as Lenders, dated as of June 27, 2003 ($550,000,000 Revolving Facility) (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2003, and incorporated herein by reference).

10.39	Agreement of Limited Partnership of Mont Belvieu Storage Partners, L.P. dated effective January 21, 2003. (Filed as Exhibit 10.53 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2003, and incorporated herein by reference).

10.40	Letter of Agreement Clarifying Rights and Obligations of the Parties Under the Mont Belvieu Storage Partners, L.P., Partnership Agreement and the Mont Belvieu Venture, LLC, LLC Agreement, dated October 13, 2003. (Filed as Exhibit 10.54 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2003, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	A management contract or compensation plan or arrangement.

      (b) Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission during the quarter ended September 30, 2003:

A Report on Form 8-K was filed on July 15, 2003, including as an exhibit the audited balance sheet of Texas Eastern Products Pipeline Company, LLC, as of December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

TE Products Pipeline Company, Limited Partnership (Registrant) (A Delaware Limited Partnership)

By: TEPPCO GP, Inc., as General Partner

By: /s/ BARRY R. PEARL

Barry R. Pearl, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ CHARLES H. LEONARD

Charles H. Leonard, Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date:	October 30, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, effective September 21, 2001 (Filed as Exhibit 3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001, and incorporated herein by reference).

4.1	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.2	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.3	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.5	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.1+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.2+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.3+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.4+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

10.5+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.6+	Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

Exhibit
Number	Description

10.7+	Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.8+	Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.9	Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.10+	Form of Employment Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, David E. Owen, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.11+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.12	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.13	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.14+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.15+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.16	Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.17	Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.18	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.19	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

Exhibit
Number	Description

10.20	Amendment 1, dated as of September 28, 2001, to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.33 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.21	Amendment 1, dated as of September 28, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.34 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.22	Amendment and Restatement, dated as of November 13, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.35 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.23	Second Amendment and Restatement, dated as of November 13, 2001, to the Amended and Restated Credit Agreement amount TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.36 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.24	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and Certain Lenders, as Lenders dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 10.44 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.25	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.45 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.26	Amendment, dated as of June 27, 2002 to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent, and Certain Lenders, dated as of March 28, 2002 ($500,000,000 Revolving Credit Facility) (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.27	Amendment 1, dated as of June 27, 2002 to the Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 99.4 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.28+	Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan, effective June 1, 2002 (Filed as Exhibit 10.49 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002, and incorporated herein by reference).

10.29+	Amended and Restated TEPPCO Supplemental Benefit Plan, effective November 1, 2002 (Filed as Exhibit 10.44 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.30+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Second Amendment and Restatement, effective January 1, 2003 (Filed as Exhibit 10.45 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.31+	Amended and Restated Texas Eastern Products Pipeline Company, LLC Management Incentive Compensation Plan, effective January 1, 2003 (Filed as Exhibit 10.46 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

Exhibit
Number	Description

10.32+	Amended and Restated TEPPCO Retirement Cash Balance Plan, effective January 1, 2002 (Filed as Exhibit 10.47 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.33	Formation Agreement between Panhandle Eastern Pipe Line Company and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, dated as of August 10, 2000 (Filed as Exhibit 10.48 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.34	Amended and Restated Limited Liability Company Agreement of Centennial Pipeline LLC dated as of August 10, 2000 (Filed as Exhibit 10.49 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.35	Guaranty Agreement, dated as of September 27, 2002, between TE Products Pipeline Company, Limited Partnership and Marathon Ashland Petroleum LLC for Note Agreements of Centennial Pipeline LLC (Filed as Exhibit 10.50 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.36	LLC Membership Interest Purchase Agreement By and Between CMS Panhandle Holdings, LLC, As Seller and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, Severally as Buyers, dated February 10, 2003 (Filed as Exhibit 10.51 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.37	Joint Development Agreement between TE Products Pipeline Company, Limited Partnership and Louis Dreyfus Plastics Corporation dated February 10, 2000 (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.38	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank and The Lenders Party Hereto, as Lenders, dated as of June 27, 2003 ($550,000,000 Revolving Facility) (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2003, and incorporated herein by reference).

10.39	Agreement of Limited Partnership of Mont Belvieu Storage Partners, L.P. dated effective January 21, 2003. (Filed as Exhibit 10.53 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2003, and incorporated herein by reference).

10.40	Letter of Agreement Clarifying Rights and Obligations of the Parties Under the Mont Belvieu Storage Partners, L.P., Partnership Agreement and the Mont Belvieu Venture, LLC, LLC Agreement, dated October 13, 2003. (Filed as Exhibit 10.54 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2003, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	A management contract or compensation plan or arrangement.