Form 10-K
period 2003-12-31
TE PRODUCTS PIPELINE CO LP
filed 2004-02-27
CIK 1045548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

(713) 759-3636
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

6.45% Senior Notes, due January 15, 2008 7.51% Senior Notes, due January 15, 2028	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

Documents Incorporated by Reference: None

FORWARD-LOOKING STATEMENTS

          The matters discussed in this Report include “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline companies, changes in laws or regulations and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations.

Items 1 and 2. Business and Properties

General

          TE Products Pipeline Company, Limited Partnership (the “Partnership”), a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. (the “Parent Partnership”) owns a 99.999% interest in us as the sole limited partner. TEPPCO GP, Inc. (“TEPPCO GP” or “General Partner”), a subsidiary of the Parent Partnership, holds a 0.001% General Partner interest in us. Texas Eastern Products Pipeline Company, LLC (the “Company”), a Delaware limited liability company, serves as the general partner of our Parent Partnership. The Company is a wholly owned subsidiary of Duke Energy Field Services, LLC (“DEFS”), a joint venture between Duke Energy Corporation (“Duke Energy”) and ConocoPhillips. Duke Energy holds an interest of approximately 70% in DEFS, and ConocoPhillips holds the remaining 30%. TEPPCO GP, as general partner, performs all of the management and operating functions required for us according to the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership (the “Partnership Agreement”). We reimburse our General Partner and the Company for all reasonable direct and indirect expenses that they incur in managing us.

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

          Effective January 1, 2002, our Parent Partnership realigned its business segments to reflect its entry into the natural gas gathering business and the expanded scope of its natural gas liquids (“NGLs”) operations. As part of this realignment, on May 31, 2002, we transferred our investment in TEPPCO Colorado, LLC (“TEPPCO Colorado”), which fractionates NGLs, to TEPPCO Midstream Companies, L.P. (“TEPPCO Midstream”) for the book value of TEPPCO Colorado’s net assets, which was $4.1 million. In connection with the transfer, we received $4.1 million in cash from TEPPCO Midstream. As a result of the transfer, the results of operations of TEPPCO Colorado for the periods presented are reflected as discontinued operations (see Note 19. Discontinued Operations in the Notes to Consolidated Financial Statements). We have reclassified prior periods presented to reflect the current presentation.

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

Operations

          We own, operate or have investments in properties located in 14 states. We also conduct business through our 50% owned equity investments in Centennial Pipeline LLC (“Centennial”) and Mont Belvieu Storage Partners, L.P. (“MB Storage”). Our operations consist of interstate transportation, storage and terminaling of petroleum products; short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas, complex through MB Storage; intrastate transportation of petrochemicals and other ancillary services.

          As an interstate common carrier, our pipeline offers interstate transportation services, pursuant to tariffs filed with the FERC, to any shipper of refined petroleum products and LPGs who requests these services, provided that the products tendered for transportation satisfy the conditions and specifications contained in the applicable tariff. In addition to the revenues received by our pipeline system from our interstate tariffs, we also provide storage and marketing services at key points along our pipeline systems. Substantially all of the petroleum products transported and stored in our pipeline systems are owned by our customers. Petroleum products are received at terminals located principally on the southern end of the pipeline system, stored, scheduled into the pipeline in accordance with customer nominations and shipped to delivery terminals for ultimate delivery to the final distributor (including gas stations and retail propane distribution centers) or to other pipelines. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of petroleum products. Our pipeline system is the only pipeline that transports LPGs from the upper Texas Gulf Coast to the Northeast.

          We depend in large part on the level of demand for refined petroleum products and LPGs in the geographic locations that we serve and the ability and willingness of customers having access to the pipeline system to supply this demand. We cannot predict the impact of future fuel conservation measures, alternate fuel requirements, governmental regulation or technological advances in fuel economy and energy-generation devices, all of which could reduce the demand for refined petroleum products and LPGs in the areas we serve.

          The following table lists the material properties and investments of and ownership percentages in our assets as of December 31, 2003:

Our
Ownership

Refined products and LPGs pipelines	100%
Mont Belvieu, Texas, to Port Arthur, Texas, petrochemical pipelines	100%
Centennial Pipeline LLC (1)	50%
Mont Belvieu Storage Partners, L.P. (2)	50%

(1)	Accounted for as an equity investment. Effective February 10, 2003, we acquired an additional 16.7% interest in Centennial, bringing our ownership percentage to 50%.

(2)	Accounted for as an equity investment. Effective January 1, 2003, we contributed substantially all of our Mont Belvieu LPG assets to MB Storage, a newly formed partnership with Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”).

Centennial Pipeline Equity Investment

          In August 2000, we entered into agreements with Panhandle Eastern Pipeline Company (“PEPL”), a subsidiary of CMS Energy Corporation, and Marathon Ashland Petroleum LLC (“Marathon”) to form Centennial. Each participant originally owned a one-third interest in Centennial. Centennial, which commenced operations in April 2002, owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois. Centennial constructed a 74-mile, 24-inch diameter pipeline connecting our facility in Beaumont, Texas, with an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana, to Bourbon, Illinois. The Centennial pipeline intersects our existing mainline pipeline near Creal Springs, Illinois, where Centennial constructed a new two million barrel refined petroleum products storage terminal. Marathon operates the mainline Centennial pipeline, and we operate the Beaumont origination point and the Creal Springs terminal.

          Our interest in Centennial is not subject to any encumbrances from mortgages or other secured debt. Centennial has unsecured debt, one third of which, up to $50.0 million in principal, was originally guaranteed by each owner, including us. On February 10, 2003, we and Marathon each acquired an additional interest in Centennial from PEPL for $20.0 million each, increasing our percentage ownerships in Centennial to 50% each. We and Marathon have each guaranteed one-half of Centennial’s debt, up to a maximum of $75.0 million each. Through December 31, 2003, including the amount paid for the acquisition of the additional ownership interest in February 2003, we have invested $104.9 million in Centennial.

Mont Belvieu Storage Equity Investment

          In February 2000, we entered into a joint marketing and development alliance with Louis Dreyfus in which our Mont Belvieu LPGs storage and shuttle transportation system was jointly marketed by Louis Dreyfus and us. The purpose of the alliance was to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections. The alliance was a service-oriented, fee-based venture with no commodity trading activity. We operated the facilities for the alliance. The alliance stipulated that if certain earnings thresholds were achieved, a partnership between Louis Dreyfus and us was to be created effective January 1, 2003. All terms and earnings thresholds were met; therefore, as of January 1, 2003, we and Louis Dreyfus formed MB Storage.

          The economic terms of the MB Storage partnership are the same as those under the joint marketing and development alliance. We contributed property, plant and equipment with a net book value of $67.4 million to MB Storage. We continue to operate the facilities for MB Storage. Louis Dreyfus had invested $6.1 million for expansion projects for MB Storage that we were required to reimburse if the original joint development and marketing agreement was terminated by either party. This deferred liability was also contributed and converted to the capital account of Louis Dreyfus in MB Storage. We and Louis Dreyfus each own a 50% ownership interest in MB Storage. Through December 31, 2003, excluding the contribution of property, plant and equipment upon formation of the partnership, we have contributed $2.5 million to MB Storage. In December 2003, we received a distribution of $5.3 million from MB Storage.

          Our interest in MB Storage is not subject to any encumbrances from mortgages or other secured debt. We receive the first $1.8 million per quarter (or $7.15 million on an annual basis) of MB Storage’s gross income less mandatory capital expenditures plus capital contributions, as defined in the operating agreement. Any amount of MB Storage’s gross income in excess of the $7.15 million is allocated evenly between Louis Dreyfus and us, except for depreciation expense. Each partner is allocated depreciation expense based upon assets each originally contributed to MB Storage. Depreciation expense on assets constructed or acquired by MB Storage is allocated evenly between Louis Dreyfus and us. For the year ended December 31, 2003, our sharing ratio in the earnings of MB Storage was approximately 70.4%.

          MB Storage’s asset base in the Mont Belvieu fractionation and storage complex, which is the largest complex of its kind in the United States, serving the fractionation, refining and petrochemical industries, provides substantial capacity and flexibility for the transportation, terminaling and storage of NGLs, LPGs and refined products. MB Storage receives revenue from the shuttling of product from refineries and fractionators to pipelines, refineries and petrochemical facilities on the upper Texas Gulf Coast. MB Storage has approximately 33 million barrels of LPGs storage capacity and approximately 5 million barrels of refined products storage capacity, including storage capacity leased to outside parties, at the Mont Belvieu fractionation and storage complex. MB Storage includes a short-haul transportation shuttle system, consisting of a complex system of pipelines and interconnects, that ties Mont Belvieu to virtually every refinery and petrochemical facility on the upper Texas Gulf Coast. MB Storage also provides truck and rail car loading capability. Total shuttle volumes for the three years ended December 31, 2003, 2002 and 2001, were 33.1 million barrels, 28.9 million barrels and 23.1 million barrels, respectively.

Refined Products, LPGs and Petrochemical Pipeline Systems

          We are one of the largest pipeline common carriers of refined petroleum products and LPGs in the United States. We own and operate an approximately 4,600-mile pipeline system (together with the receiving, storage and terminaling facilities mentioned below, the “Pipeline System”) extending from southeast Texas through the central and midwestern United States to the northeastern United States. Our Pipeline System includes delivery terminals for outloading product to other pipelines, tank trucks, rail cars or barges, and substantial storage facilities at numerous locations. We also own two marine receiving terminals, one near Beaumont and the other at Providence, Rhode Island. The Providence terminal is not physically connected to the Pipeline System. Our Pipeline System also includes three parallel 12-inch diameter petrochemical pipelines between Mont Belvieu and Port Arthur, each approximately 70 miles in length.

          All properties comprising our Pipeline System are wholly owned by us and none are mortgaged or encumbered to secure funded debt. We have guaranteed up to $75.0 million of Centennial’s unsecured debt (see Centennial Pipeline Equity Investment above) and have also guaranteed the unsecured debt of our Parent Partnership (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and Liquidity).

          Products are transported in liquid form from the upper Texas Gulf Coast through two parallel underground pipelines that extend to Seymour, Indiana. From Seymour, segments of our Pipeline System extend to the Chicago, Illinois; Lima, Ohio; Selkirk, New York; and Philadelphia, Pennsylvania, areas. Our Pipeline System east of Todhunter, Ohio, is dedicated solely to LPGs transportation and storage services, primarily for propane.

          Excluding the storage facilities of Centennial and MB Storage, our Pipeline System includes 27 storage facilities with an aggregate storage capacity of 16 million barrels of refined petroleum products and 6 million barrels of LPG storage, including storage capacity leased to outside parties. Our Pipeline System makes deliveries to customers at 56 locations including 19 truck racks, rail car facilities and marine facilities that we own. Deliveries to other pipelines occur at various facilities owned by us or by third parties.

          Our Pipeline System is comprised of a 20-inch diameter line extending in a generally northeasterly direction from Baytown, Texas (located approximately 30 miles east of Houston), to a point in southwest Ohio near Lebanon and Todhunter. A second line, which also originates at Baytown, is 16 inches in diameter until it reaches Beaumont, at which point it reduces to a 14-inch diameter line. This second line extends along the same path as the 20-inch diameter line to our Pipeline System’s terminal in El Dorado, Arkansas, before continuing as a 16-inch diameter line to Seymour. Our Pipeline System also has smaller diameter lines that extend laterally from El Dorado to Helena, Arkansas, from Tyler, Texas, to El Dorado and from McRae, Arkansas, to West Memphis, Arkansas. The line from El Dorado to Helena has a 10-inch diameter. The line from Tyler to El Dorado varies in diameter from 8 inches to 10 inches. The line from McRae to West Memphis has a 12-inch diameter. Our Pipeline System also includes a 14-inch diameter line from Seymour to Chicago, Illinois, and a 10-inch diameter line running from Lebanon to Lima, Ohio. This 10-inch diameter pipeline connects to the Buckeye Pipe Line Company system that serves, among others, markets in Michigan and eastern Ohio. Our Pipeline System also has a 6-inch diameter pipeline connection to the Greater Cincinnati/Northern Kentucky International Airport and an 8-inch diameter pipeline connection to the George Bush Intercontinental Airport in Houston. In addition, our Pipeline System contains numerous lines, ranging in size from 6 inches to 20 inches in diameter, associated with the gathering and distribution system, extending from Baytown to Beaumont; Texas City to Baytown; Pasadena, Texas to Baytown and Baytown to Mont Belvieu.

          Our Pipeline System continues eastward from Todhunter, Ohio, to Greensburg, Pennsylvania, at which point it branches into two segments, one ending in Selkirk, New York (near Albany), and the other ending at Marcus Hook, Pennsylvania (near Philadelphia). Our Pipeline System east of Todhunter and ending in Selkirk is an 8-inch diameter line, and the line starting at Greensburg and ending at Marcus Hook varies in diameter from 6 inches to 8 inches.

          In December 2002, we completed an upgrade of our Princeton, Indiana, LPG truck rack to increase its capacity. During the fourth quarter of 2003, we completed a Phase I project to expand our delivery capacity of LPGs in the Northeast. The Phase I expansion increased delivery capability to the Northeast during the peak winter months by approximately one million barrels. The expansion consisted of the construction of three new pump stations located between Middletown, Ohio, and Coshocton, Ohio. During the fourth quarter of 2003, we began projects to increase our truck rack capacity in the Northeast at locations in New York and Pennsylvania in order to improve customer service to those areas. These projects are scheduled to be completed in early 2004. Additionally, in 2004, we have begun a Phase II project to further expand our delivery capability to the Northeast by constructing three new pump stations located between Coshocton and Greensburg, Pennsylvania, and two new pump stations located between Greensburg and Watkins Glen, New York. The Phase II projects are anticipated to be completed during the fourth quarter of 2004. We have also approved a project for construction of a new truck loading terminal in Bossier City, Louisiana, which is scheduled to be completed by the end of 2004.

          We also own three 12-inch diameter common carrier petrochemical pipelines between Mont Belvieu and Port Arthur. Each of these pipelines is approximately 70 miles in length. The pipelines transport ethylene, propylene and natural gasoline. We entered into a 20-year agreement in 2002 with a major petrochemical producer for guaranteed throughput commitments. During the years ended December 31, 2003, 2002 and 2001, we recognized $11.9 million, $11.9 million and $10.7 million, respectively, of revenue under the throughput and deficiency contract. We began transporting product through these pipelines in September 2001.

          We believe that our Pipeline System is in compliance with applicable federal, state and local laws and regulations and accepted industry standards and practices. We perform regular maintenance on all the facilities of our Pipeline System and have an ongoing process of inspecting our Pipeline System and making repairs and replacements when necessary or appropriate. In addition, we conduct periodic air patrols of our Pipeline System to monitor pipeline integrity and third-party right of way encroachments.

Major Business Sector Markets

          Our major operations are the transportation, storage and terminaling of refined petroleum products and LPGs along our mainline system. Product deliveries, in millions of barrels (MMBbls) on a regional basis, for the years ended December 31, 2003, 2002 and 2001, were as follows:

	Product Deliveries (MMBbls)
	Years Ended December 31,

	2003	2002	2001

Refined Products Mainline Transportation:
Central (1)	67.0	62.9	62.0
Midwest (2)	57.7	49.6	37.4
Ohio and Kentucky	29.4	25.7	23.5

Subtotal	154.1	138.2	122.9

LPGs Mainline Transportation:
Central, Midwest and Kentucky (1)(2)	23.4	25.4	23.8
Ohio and Northeast (3)	19.1	15.1	16.2

Subtotal	42.5	40.5	40.0

Total Product Deliveries	196.6	178.7	162.9

(1)	Arkansas, Louisiana, Missouri and Texas.

(2)	Illinois and Indiana.

(3)	New York and Pennsylvania.

           The mix of products delivered varies seasonally. Gasoline demand is generally stronger in the spring and summer months and LPGs demand is generally stronger in the fall and winter months. Weather and economic conditions in the geographic areas served by our Pipeline System also affect the demand for, and the mix of, the products delivered.

          Refined products and LPGs deliveries for the years ended December 31, 2003, 2002 and 2001, were as follows:

	Product Deliveries (MMBbls)
	Years Ended December 31,

	2003	2002	2001

Refined Products Mainline Transportation:
Gasoline	89.8	81.9	69.4
Jet Fuels	26.4	25.3	25.4
Distillates (1)	37.9	31.0	28.1

Subtotal	154.1	138.2	122.9

LPGs Mainline Transportation:
Propane	34.5	32.9	32.8
Butanes	8.0	7.6	7.2

Subtotal	42.5	40.5	40.0

Total Product Deliveries	196.6	178.7	162.9

(1)	Primarily diesel fuel, heating oil and other middle distillates.

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

          The volume of refined petroleum products transported by our Pipeline System is directly affected by the demand for refined products in the geographic regions that our system serves. This market demand varies based upon the different end uses to which the refined products deliveries are applied. Demand for gasoline, which accounted for approximately 58% of the volume of refined products transported through the Pipeline System during 2003, depends upon price, prevailing economic conditions and demographic changes in the markets that we serve. Demand for distillates is affected by truck and railroad freight, the price of natural gas used by utilities, which use distillates as a substitute for natural gas when the price of natural gas is high, and usage for agricultural operations, which is affected by weather conditions, government policy and crop prices. Demand for jet fuel depends upon prevailing economic conditions and military usage.

          Market prices for refined petroleum products affect the demand in the markets we serve. Therefore, quantities and mix of products transported may vary. Transportation tariffs of refined petroleum products vary among specific product types. As a result, market price volatility may affect transportation volumes and revenues from period to period.

     LPGs Mainline Transportation

          Our Pipeline System transports LPGs from the upper Texas Gulf Coast to the Central, Midwest and Northeast regions of the United States. The Pipeline System east of Todhunter, Ohio, is devoted solely to the transportation of LPGs. Because propane demand is generally sensitive to weather in the winter months, year-to-year variations of propane deliveries have occurred and will likely continue to occur. Our Pipeline System also transports normal butane and isobutane in the Midwest and Northeast for use in the production of motor gasoline.

          Our ability to serve propane markets in the Northeast is enhanced by our marine import terminal at Providence. This facility includes a 400,000-barrel refrigerated storage tank along with ship unloading and truck loading facilities. Effective May 2001, we entered into an agreement with an affiliate of DEFS to commit sole utilization of the Providence terminal to an affiliate of DEFS. We operate the terminal and provide propane loading services to an affiliate of DEFS. The agreement, with an affiliate of DEFS, terminates in May 2004, and we are currently renegotiating the agreement. During the years ended December 31, 2003, 2002 and 2001, revenues of $3.2 million, $2.3 million and $1.5 million from an affiliate of DEFS, respectively, were recognized pursuant to this agreement.

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

Customers

          Our customers for the transportation of refined petroleum products include major integrated oil companies, independent oil companies, the airline industry and wholesalers. End markets for these deliveries are primarily retail service stations, truck stops, railroads, agricultural enterprises, refineries and military and commercial jet fuel users.

          Propane customers include wholesalers and retailers who, in turn, sell to commercial, industrial, agricultural and residential heating customers, as well as utilities who use propane as a back-up fuel source. Refineries constitute our major customers for butane and isobutane, which are used as a blend stock for gasolines and as a feed stock for alkylation units, respectively.

          At December 31, 2003, we had approximately 130 customers. During the year ended December 31, 2003, total revenues (and percentage of total revenues) attributable to the top 10 customers were $149.5 million (57%), of which Marathon Ashland Petroleum LLC accounted for approximately 18% of total revenues. During the years ended December 31, 2002 and 2001, total revenues (and percentage of total revenues) attributable to the top 10 customers were $101.6 million (51%) and $115.0 million (44%), respectively. During the years ended December 31, 2002 and 2001, no single customer accounted for 10% or more of our revenues.

Credit Policies and Procedures

          We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures. We utilize letters of credit and guarantees for certain of our receivables. However, these procedures and policies do not fully eliminate customer credit risk. During the years ended December 31, 2003 and 2002, a few of our small to medium-sized customers filed for bankruptcy protection. During the years ended December 31, 2003 and 2002, we expensed approximately $0.8 million and $0.7 million, respectively, of uncollectible receivables related to customer bankruptcies or other non-payments.

Competition

          Our Pipeline System conducts operations without the benefit of exclusive franchises from government entities. Interstate common carrier transportation services are provided through the system pursuant to tariffs filed with the FERC.

          Because pipelines are generally the lowest cost method for intermediate and long-haul overland movement of refined petroleum products and LPGs, our Pipeline System’s most significant competitors (other than indigenous production in our markets) are pipelines in the areas where the Pipeline System delivers products. Competition among common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. We believe our Pipeline System is competitive with other pipelines serving the same markets; however, comparison of different pipelines is difficult due to varying product mix and operations.

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

Title to Properties

          We believe we have satisfactory title to all of our assets. The properties are subject to liabilities in certain cases, such as customary interests generally contracted in connection with acquisition of the properties, liens for taxes not yet due, easements, restrictions and other minor encumbrances. We believe none of these liabilities materially affect the value of our properties or our interest in the properties or will materially interfere with their use in the operation of our business.

Capital Expenditures

          Capital expenditures, excluding acquisitions, totaled $58.4 million for the year ended December 31, 2003. Revenue generating projects include those projects which expand service into new markets or expand capacity into current markets. Capital expenditures to sustain existing operations include projects required by regulatory agencies or required life-cycle replacements. System upgrade projects improve operational efficiencies or reduce cost. We capitalize interest costs incurred during the period that construction is in progress. The following table identifies capital expenditures for the year ended December 31, 2003 (in millions):

Revenue generating	$26.4
Sustaining existing operations	18.2
System upgrades	11.5
Capitalized interest	2.3

Total	$58.4

          Revenue generating capital spending totaled $26.4 million and was used primarily for the expansion of our pumping capacity of LPGs into the Northeast markets, expansion of our North Houston terminal facility, increased storage capacity at the Princeton, Indiana, terminal and expansion of delivery capacity at various other locations. In order to sustain existing operations, we spent $18.2 million for various pipeline projects. An additional $11.5 million was spent on system upgrade projects.

          We estimate that capital expenditures, excluding acquisitions, for 2004 will be approximately $66.3 million (which includes $2.0 million of capitalized interest). We expect to spend approximately $48.2 million for revenue generating projects and facility improvements which will include the expansion of our pipelines extending from Seymour to Indianapolis, Indiana, further expansions of our Northeast pipeline system and construction of a new truck loading terminal in Bossier City, Louisiana. We expect to spend approximately $16.1 million to sustain existing operations, including life-cycle replacements for equipment at various facilities and pipeline and tank replacements. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present system. These expenditures can vary greatly depending on the magnitude of our transactions. We may finance capital expenditures through internally generated funds, debt or capital contributions from our Parent Partnership or any combination thereof.

Regulation

          Our interstate common carrier pipeline operations are subject to rate regulation by the FERC under the provisions of the Interstate Commerce Act, the Energy Policy Act of 1992 and rules and orders promulgated thereunder. FERC regulation requires that interstate petroleum products and crude oil pipeline rates be posted publicly and that these rates be “just and reasonable” and nondiscriminatory.

          Rates of interstate petroleum products pipeline companies, like us, are currently regulated by the FERC primarily through an index methodology, which allows a pipeline to change its rates based on the change from year to year in the Producer Price Index for finished goods (“PPI Index”). Effective as of February 24, 2003, FERC Order on Remand modified the PPI Index from PPI – 1% to PPI. On April 22, 2003, several shippers filed a petition in the United States Court of Appeals for the District of Columbia Circuit, Flying J. Inc., Lion Oil Company, Sinclair Oil Corporation and Tesoro Refining and Marketing Company vs. Federal Energy Regulatory Commission, Docket No. 03-1107, seeking a review of whether the FERC’s adoption of the PPI Index was reasonable and supported by the evidence. Oral arguments are scheduled for early 2004.

          As an alternative to using the PPI Index, interstate petroleum products pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings (“Market-Based Rates”) or agreements between shippers and petroleum products pipeline companies that the rate is acceptable.

          We have been granted permission by the FERC to utilize Market-Based Rates for all of our refined products movements other than the Little Rock, Arkansas, Arcadia and Shreveport-Arcadia, Louisiana destination markets, which are currently subject to the PPI Index. With respect to LPG movements, we use the PPI Index.

          In a 1995 decision involving an unrelated pipeline limited partnership, the FERC partially disallowed the inclusion of income taxes in that partnership’s cost of service. In another FERC proceeding involving a different pipeline limited partnership, the FERC held that the pipeline limited partnership may not claim an income tax allowance for income attributable to non-corporate limited partners. These FERC decisions do not affect our current rates and rate structure because we do not use the cost-of-service methodology to support our rates. However, the FERC decisions might become relevant to us should we (i) elect in the future to use the cost-of-service methodology or (ii) be required to use such methodology to defend initial rates or our indexed rates against a shipper protest alleging that an indexed rate increase substantially exceeds actual cost increases. Should these circumstances arise, there can be no assurance with respect to the effect of these precedents on our rates in view of the uncertainties involved in this issue.

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

          The primary federal law for oil spill liability is the Oil Pollution Act of 1990 (“OPA”), which addresses three principal areas of oil pollution -- prevention, containment and cleanup, and liability. OPA applies to vessels, offshore platforms and onshore facilities, including terminals, pipelines and transfer facilities. In order to handle, store or transport oil, shore facilities are required to file oil spill response plans with the appropriate federal agency being either the United States Coast Guard, the United States Department of Transportation Office of Pipeline Safety (“OPS”) or the Environmental Protection Agency (“EPA”). Numerous states have enacted laws similar to OPA. Under OPA and similar state laws, responsible parties for a regulated facility from which oil is discharged may be liable for removal costs and natural resource damages.

          The EPA has adopted regulations that require us to have permits in order to discharge certain storm water run-off. Storm water discharge permits may also be required by certain states in which we operate. These permits may require us to monitor and sample the storm water run-off.

     Air Emissions

          Our operations are subject to the federal Clean Air Act (the “Clean Air Act”) and comparable state laws. Amendments to the Clean Air Act, as well as recent or soon to be adopted changes to state implementation plans for controlling air emissions in regional, non-attainment areas, may require our operations to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies. In addition, some of our facilities are included within the categories of hazardous air pollutant sources, which are subject to increasing regulation under the Clean Air Act. The Clean Air Act requires federal operating permits for major sources of air emissions. Under this program, a federal operating permit (a “Title V” permit) may be issued. The permit acts as an umbrella that includes other federal, state and local preconstruction and/or operating permit provisions, emission standards, grandfathered rates and record keeping, reporting and monitoring requirements in a single document. The federal operating permit is the tool that the public and regulatory agencies use to review and enforce a site’s compliance with all aspects of clean air regulation at the federal, state and local level. We have completed applications for the facilities for which these regulations apply.

     Risk Management Plans

          We are subject to the EPA’s Risk Management Plan (“RMP”) regulations at certain locations. This regulation is intended to work with the Occupational Safety and Health Act (“OSHA”) Process Safety Management regulation (see “Safety Matters” below) to minimize the offsite consequences of catastrophic releases. The regulation requires a regulated source, in excess of threshold quantities, to develop and implement a risk management program that includes a five-year accident history, an offsite consequence analysis, a prevention program and an emergency response program. We believe the operating expenses of the RMP regulations will not have a material adverse effect on our financial position, results of operations or cash flows.

     Solid Waste

          We generate hazardous and non-hazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. We also utilize waste minimization and recycling processes to reduce the volumes of our waste. Amendments to RCRA required the EPA to promulgate regulations banning the land disposal of all hazardous wastes unless the wastes meet certain treatment standards or the land-disposal method meets certain waste containment criteria. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including crude oil and gas wastes.

The adoption of such stricter standards for non-hazardous wastes, or any future re-designation of non-hazardous wastes as hazardous wastes will likely increase our operating expenses as well as for the industry in general.

     Superfund

          The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, on certain classes of persons who contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a facility where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at a facility. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs they incur from the responsible classes of persons. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, our pipeline systems generate wastes that may fall within CERCLA’s definition of a “hazardous substance.” In the event a disposal facility previously used by us requires clean up in the future, we may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

     Other Environmental Proceedings

          In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as to adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination. At December 31, 2003, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

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

          In November 2002, we were notified by the EPA of a potential liability for alleged waste disposal at Industrial Pollution Control located in Jackson, Mississippi. Based on the pro-rata share of waste disposed of at the facility, the potentially responsible parties were requested to file a tolling agreement. We filed this agreement with the EPA in December 2002. Our contribution of total waste disposed of at the facility was estimated to be less than 1%, and we agreed in August 2003 to pay our pro-rata share of the remediation costs which amounted to $12,000. This matter has been fully resolved with the EPA, and no further action is expected.

          On March 17, 2003, we experienced a release of 511 barrels of jet fuel from a storage tank at our Blue Island terminal located in Cook County, Illinois. As a result of the release, we have entered into an Agreed Order with the State of Illinois. The Agreed Order requires us, in part, to complete a site investigation plan to delineate the scope of any potential contamination resulting from the release and to remediate any contamination present above regulatory standards. This site investigation plan has been completed and submitted to the State of Illinois. The Agreed Order does not contain any provision for any fines or penalties; however, it does not preclude the State of Illinois from assessing these at a later date. We do not expect that the completion of the remediation program will have a future material adverse effect on our financial position, results of operations or cash flows.

DOT Pipeline Compliance Matters

          We are subject to regulation by the United States Department of Transportation (“DOT”) under the Accountable Pipeline and Safety Partnership Act of 1996, sometimes referred to as the Hazardous Liquid Pipeline Safety Act (“HLPSA”), and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of our pipeline facilities. The HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to file certain reports and provide information as required by the Secretary of Transportation. The HLPSA was reauthorized in 2002. We believe we are in material compliance with these HLPSA regulations.

          We are subject to the DOT regulation requiring qualification of pipeline personnel. The regulation requires pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities. The intent of this regulation is to ensure a qualified work force and to reduce the probability and consequence of incidents caused by human error. The regulation establishes qualification requirements for individuals performing covered tasks, and amends certain training requirements in existing regulations. A written qualification program was completed in April 2001, and our employees performing a covered task were qualified by the October 2002 deadline. We believe we are in material compliance with these DOT regulations.

          We are also subject to the OPS Integrity Management regulations which specify how companies with greater than 500 miles of pipeline should assess, evaluate, validate and maintain the integrity of pipeline segments that, in the event of a release, could impact High Consequence Areas (“HCA”). HCA are defined as highly populated areas, unusually sensitive environmental areas and commercially navigable waterways. The regulation requires the development and implementation of an Integrity Management Program (“IMP”) that utilizes internal pipeline inspection, pressure testing, or other equally effective means to assess the integrity of HCA pipeline segments. The regulation also requires periodic review of HCA pipeline segments to ensure adequate preventative and mitigative measures exist and that companies take prompt action to address integrity issues raised by the assessment and analysis. In compliance with these OPS regulations, we identified our HCA pipeline segments and developed an IMP by the March 31, 2002 deadline. The regulations require that initial HCA baseline integrity assessments must be conducted within seven years, with all subsequent assessments conducted on a five-year cycle. During 2003, we continued with the baseline evaluation efforts initiated in 2002 and completed the evaluation and associated repair of approximately 1,200 miles of our pipeline system.

Safety Matters

          We are also subject to the requirements of the federal OSHA and comparable state statutes. We believe we are in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures.

          The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require us to organize and disclose information about the hazardous materials used in our operations. Certain parts of this information must be reported to employees, state and local governmental authorities and local citizens upon request. We are subject to OSHA Process Safety Management (“PSM”) regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above the specified thresholds or any process which involves a flammable liquid or gas, as defined in the regulations, stored on-site in one location, in a quantity of 10,000 pounds or more. We utilize certain covered processes and maintain storage of LPGs in pressurized tanks, caverns and wells, in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks below their normal boiling point without benefit of chilling or refrigeration are exempt. We believe we are in material compliance with the OSHA regulations.

          In general, we expect to increase our expenditures during the next decade to comply with stricter industry and regulatory safety standards such as those described above. While such expenditures cannot be accurately estimated at this time, we do not believe that they will have a future material adverse effect on our financial position, results of operations or cash flows.

Employees

          We do not have any employees, officers or directors. The General Partner is responsible for our management. The Company is responsible for the management of our Parent Partnership. As of December 31, 2003, the Company had 1,061 employees.

Available Information

          We file annual, quarterly and other reports and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

          We also make available free of charge on or through our Internet website (http://www.teppco.com) or through our Investor Relations Department (1-800-659-0059) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 3. Legal Proceedings

          In the fall of 1999 and on December 1, 2000, the Company and the Parent Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the Company and the Parent Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et al. (including the Company and Parent Partnership). In both cases, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. We have filed an answer to both complaints, denying the allegations, as well as various other motions. These cases are not covered by insurance. Discovery is ongoing, and we are defending ourselves vigorously against the lawsuits. The plaintiffs have not stipulated the amount of damages that they are seeking in the suits. We cannot estimate the loss, if any, associated with these pending lawsuits.

          On December 21, 2001, we were named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana, styled Rebecca L. Grisham et al. v. TE Products Pipeline Company, Limited Partnership. In this case, the plaintiffs contend that our pipeline, which crosses the plaintiffs’ property, leaked toxic products onto their property and, consequently, caused damages to them. We have filed an answer to the plaintiffs’ petition denying the allegations, and we are defending ourselves vigorously against the lawsuit. The plaintiffs have not stipulated the amount of damages they are seeking in the suit; however, this case is covered by insurance. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

          In May 2003, the Company was named as a defendant in a lawsuit styled John R. James, et al. v. J Graves Insulation Company, et al., as filed in the first Judicial District Court, Caddo Parish, Louisiana. There are numerous plaintiffs identified in the action that are alleged to have suffered damages as the result of alleged exposure to asbestos-containing products and materials. According to the petition and as a result of a preliminary investigation, the Company believes that the only claim asserted against it results from one individual for the period from July 1971 through June 1972, who is alleged to have worked on a facility owned by the Company’s predecessor. This period represents a small portion of the total alleged exposure period from January 1964 through December 2001 for this individual. The individual’s claims involve numerous employers and alleged job sites. Currently, the Company has been unable to confirm involvement by the Company or its predecessors with the alleged location, and it is currently uncertain whether this case is covered by insurance. Discovery is planned, and the Company intends to defend itself vigorously against this lawsuit. The plaintiffs have not stipulated the amount of damages that they are seeking in this suit. We are obligated to reimburse the Company for any costs it incurs related to this lawsuit. We cannot estimate the loss, if any, associated with this pending lawsuit. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

          On April 2, 2003, Centennial was served with a petition in a matter styled Adams, et al. v. Centennial Pipeline Company LLC, et al. This matter involves approximately 2,000 plaintiffs who allege that over 200 defendants, including Centennial, generated, transported, and/or disposed of hazardous and toxic waste at two sites in Bayou Sorrell, Louisiana, an underground injection well and a landfill. The plaintiffs allege personal injuries, allergies, birth defects, cancer and death. The underground injection well has been in operation since May 1976. Based upon current information, Centennial appears to be a de minimis contributor, having used the disposal site during the two month time period of December 2001 to January 2002. Marathon has been handling this matter for Centennial under its operating agreement with Centennial. We have a 50% ownership interest in Centennial. Based upon Centennial’s limited involvement with the disposal site, we do not believe that the outcome of this matter will have a material adverse effect on our financial position, results of operations or cash flows

          On December 16, 2003, Centennial, the Company, the Parent Partnership and other Parent Partnership entities were named as defendants in a lawsuit in the 128th District Court of Orange County, Texas, styled Elwood Karr et al. v. Centennial Pipeline, LLC et al. In this case, the plaintiffs contend that our pipeline leaked toxic substances on their property, causing them property damage. We have filed an answer to the plaintiffs’ petition, denying the allegations, and we are defending ourselves vigorously against this lawsuit. This case is covered by insurance. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 6. Selected Financial Data

          The following tables set forth, for the periods and at the dates indicated, our selected consolidated financial and operating data. The financial data was derived from our consolidated financial statements and should be read in conjunction with our audited consolidated financial statements included in the Index to Financial Statements on page F-1 of this Report. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Income Statement Data: (1)
Operating revenues:
Transportation – refined products	$138,926	$123,476	$139,315	$119,331	$123,004
Transportation – LPGs	91,787	74,577	77,823	73,896	67,701
Mont Belvieu operations	—	15,238	14,116	13,334	12,849
Other	31,254	30,247	32,979	22,673	19,361

Total operating revenues	261,967	243,538	264,233	229,234	222,915
Operating expenses	150,341	130,324	119,856	118,065	112,941
Depreciation and amortization	31,066	30,116	26,699	25,728	25,094

Operating income	80,560	83,098	117,678	85,441	84,880
Interest expense – net	(27,219)	(22,742)	(27,044)	(27,529)	(26,682)
Equity earnings	(4,086)	(6,815)	(1,149)	—	—
Other income – net	226	832	1,537	1,651	1,471

Income before discontinued operations	49,481	54,373	91,022	59,563	59,669
Income from discontinued operations (2)	—	912	1,674	1,751	2,183

Net income	$49,481	$55,285	$92,696	$61,314	$61,852

	December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Balance Sheet Data: (1)
Property, plant and equipment – net	$682,385	$722,848	$697,178	$640,656	$609,870
Total assets	900,648	881,101	879,834	755,507	724,216
Long-term debt (net of current maturities)	603,478	557,521	420,594	437,820	414,753
Total debt	603,478	557,521	493,084	437,820	414,753
Partners’ capital	222,788	242,739	270,112	234,915	228,229

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Cash Flow Data: (1)
Net cash provided by operating activities	$96,088	$107,600	$123,070	$87,456	$85,606
Capital expenditures to sustain existing operations	(18,169)	(13,592)	(12,724)	(15,402)	(22,139)
Distributions paid	(106,465)	(94,921)	(80,914)	(70,767)	(61,608)

(1)	Amounts have been reclassified to reflect TEPPCO Colorado as discontinued operations.

(2)	Discontinued operations relates to the sale of TEPPCO Colorado in May 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following information is provided to facilitate increased understanding of our 2003, 2002 and 2001 consolidated financial statements and our accompanying notes listed in the Index to Financial Statements on page F-1 of this Report. Accounting policies that are among the most critical to the portrayal of our financial condition and results of operations are discussed under “-Critical Accounting Policies.” Material period-to-period variances in the consolidated statements of income are discussed under “-Results of Operations.” The “-Financial Condition and Liquidity” section analyzes cash flows and financial condition. Discussion included in “-Other Considerations” addresses trends, future plans and contingencies that are reasonably likely to materially affect future liquidity or earnings.

Overview

          TE Products Pipeline Company, Limited Partnership, a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. owns a 99.999% interest in us as the sole limited partner. TEPPCO GP, a subsidiary of the Parent Partnership, holds a 0.001% General Partner interest in us. Texas Eastern Products Pipeline Company, LLC, a Delaware limited liability company, serves as the general partner of our Parent Partnership. The Company is a wholly owned subsidiary of Duke Energy Field Services, LLC, a joint venture between Duke Energy and ConocoPhillips. Duke Energy holds an interest of approximately 70% in DEFS, and ConocoPhillips holds the remaining 30%. TEPPCO GP, as general partner, performs all of our management and operating functions required according to the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership. We reimburse our General Partner and the Company for all reasonable direct and indirect expenses that they incur in managing us.

          We are one of three operating subsidiaries of our Parent Partnership. Our Parent Partnership is managed by its general partner, the Company, which has approximately 1,000 employees dedicated to the operations and management of the operating subsidiaries. Our Parent Partnership allocates operating, general and administrative expenses to us for legal, insurance, financial, communication and other administrative services based upon the estimated level of effort devoted to our various operations. We believe that the method for allocating corporate operating, general and administrative expenses to us is reasonable.

          We operate and report in one business segment: transportation and storage of refined products, LPGs and petrochemicals. We own, operate or have investments in properties located in 14 states, and our revenues are earned from transportation and storage of refined products and LPGs, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. Our two largest operating expense items are labor and electric power. We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating. Our results also include our equity investments in Centennial and MB Storage (see Note 6. Equity Investments).

          We are subject to economic and other factors that affect our industry. The demand for petroleum products is dependent on the price of the products produced and the demand for petrochemicals, which is dependent on prices for products produced from petrochemicals. We are also subject to regulatory factors which have an effect on the amounts we are allowed to charge our customers for the services we provide on our regulated pipeline systems.

          We are focused on opportunities, challenges and risks that are inherent in our business segment as discussed in this Report. These include the safe, reliable and efficient operation of the pipelines and facilities that we own or operate while meeting increased regulations that govern the operation of our assets and the costs associated with such regulations. We are also focused on our continued growth through expansion of the assets that we own and through acquisition of assets that compliment the business in which we operate.

          In 2003, our results reflect record refined product and propane deliveries, as a result of a 10% increase in volumes delivered during the period. Revenues from the transportation of refined products and LPGs increased $32.7 million during 2003, primarily as a result of the additional capacity provided by the lease agreement with Centennial that we entered into in February 2003. The lease agreement has allowed us to utilize Centennial’s pipeline capacity in a manner that has provided additional delivery capability for our customers.

          Our costs were higher than expected, largely as a result of pipeline integrity expenses. The goal of our on-going pipeline integrity program has always been to maintain the long-term reliability and safety of our pipeline systems, while minimizing the impact to our customers. During the year, we spent $46.4 million on revenue generating capital projects, which includes $20.0 million to acquire an additional interest in Centennial, which we believe will provide earnings, cash flow and growth opportunities. We funded these projects by cash generated from operations and from our Parent Partnership’s credit facilities and debt and equity offerings.

          We continued building a base for long-term growth by enhancing existing systems and pursuing new business opportunities. We increased throughput on our pipeline systems, constructed new pipelines and expanded and upgraded our existing infrastructure. Among the highlights of 2003:

•	We acquired an additional interest in Centennial for $20.0 million, bringing our ownership interest to 50%. Additionally, Centennial has provided additional capacity through our lease agreement that has enabled us to transport record refined product volumes in 2003.

•	During the fourth quarter of 2003, we completed a $12.0 million expansion project that was part of a system-wide effort to increase our deliverability of LPGs to the Northeast markets.

•	We spent an additional $14.4 million on other revenue generating projects, including the expansion of our terminal storage and delivery capacity.

                We remain confident that our current strategy and focus will provide continued growth in earnings and cash distributions. With respect to 2004, these opportunities include:

•	Construction of a new truck loading facility in Bossier City, Louisiana.

•	Continued development of refined products and propane market opportunities.

Critical Accounting Policies

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Although we believe that these estimates are reasonable, actual results could differ from these estimates. Key estimates used by our management include estimates used to record revenue and expense accruals, environmental costs, depreciation and amortization and asset impairment. Significant accounting policies that we employ are presented in the notes to the consolidated financial statements (see Note 2. Summary of Significant Accounting Policies).

          Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies pertain to revenue and expense accruals, environmental costs and property, plant and equipment.

     Revenue and Expense Accruals

          We routinely make accruals for both revenues and expenses due to the timing of compiling billing information, receiving certain third party information and reconciling our records with those of third parties. The delayed information from third parties includes, among other things, actual volumes of products transported, adjustments to inventory and invoices for operating expenses. We make accruals to reflect estimates for these items based on our internal records and information received from third parties. Most of the estimated accruals are reversed in the following month when actual information is received from third parties and our internal records have been reconciled.

          The most difficult accruals to estimate are power costs and property taxes. Power cost accruals generally involve a two to three month estimate, and the amount varies primarily for actual power usage. Power costs are dependent upon the actual volumes transported through our pipeline systems and the various power rates charged by numerous power companies along the pipeline system. Peak demand rates, which are difficult to predict, drive the variability of the power costs. Property tax accruals involve significant tax rate estimates among numerous jurisdictions. Actual property taxes are often not known until the tax bill is settled in subsequent periods, and the tax amount can vary for tax rate changes and changes in tax methods or elections. Each of these accruals requires management’s subjective judgments, requiring estimates regarding the effects of items that are inherently uncertain.

     Environmental Costs

          At December 31, 2003, we have accrued a liability for our estimate of the future payments we expect to pay for environmental costs to remediate existing conditions attributable to past operations. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as damages and other costs, when estimable. We monitor the balance of accrued undiscounted environmental liabilities on a regular basis. We record liabilities for environmental costs at a specific site when our liability for such costs is probable and a reasonable estimate of the associated costs can be made. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of our ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation alternatives available and the evolving nature of environmental laws and regulations. For information concerning environmental regulation and environmental costs and contingencies, see Items 1 and 2. Business and Properties – Environmental Matters.

     Property, Plant and Equipment

          We record property, plant and equipment at its acquisition cost. Additions to property, plant and equipment, including major replacements or betterments, are recorded at cost. We charge replacements and renewals of minor items of property that do not materially increase values or extend useful lives to maintenance expense. The cost of property, plant and equipment, less estimated salvage value, is generally depreciated on a straight-line basis using rates based upon expected useful lives of various classes of assets (ranging from 2% to 20% per year). Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively.

          We review long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. Estimates of future net cash flows include anticipated future revenues, expected future operating costs and other estimates. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

          During the second quarter of 2001, Pennzoil-Quaker State Company (“Pennzoil”) sold its Shreveport, Louisiana, refinery. Under its transportation agreement with us, Pennzoil had a throughput commitment of 25,000 barrels per day. We negotiated a settlement of $18.9 million with Pennzoil to terminate the long-term transportation agreement from the Shreveport origin point on the Pipeline System. The termination payment was recorded as refined products transportation revenue in 2001. In connection with the termination of the transportation agreement, we evaluated its impact on the pipeline segment from Shreveport to El Dorado, Arkansas, in accordance with SFAS 144. The evaluation did not result in an impairment of the carrying value of the related transportation assets, which was $28.1 million at December 31, 2003. We are pursuing a plan to make system changes to allow for bi-directional product flow and deliveries into the Shreveport market area. We have completed feasibility studies, and we are in discussions with potential customers regarding the transportation of volumes through this pipeline. We have approved a project for construction of a new truck loading terminal in Bossier City, Louisiana, and the reversal of the pipeline. Engineering design work and property acquisition for the terminal site are currently under way, and the project is scheduled to be completed by the end of 2004. If the successful completion of the plan is not realized on this pipeline segment, an impairment may be recorded for the excess of the carrying value over discounted future net cash flows.

Results of Operations

          The following table presents volumes delivered in barrels and average tariff per barrel for the years ended December 31, 2003, 2002 and 2001:

					Percentage
					Increase
	Years Ended December 31,				(Decrease)

	2003	2002	2001		2003	2002

	(in thousands, except tariff information)
Volumes Delivered:
Refined products	154,061	138,164	122,947		12%	12%
LPGs	42,543	40,490	39,957		5%	1%

Total	196,604	178,654	162,904		10%	10%

Average Tariff per Barrel:
Refined products	$0.90	$0.89	$0.98	(1)	1%	(9%)
LPGs	2.16	1.84	1.95		17%	(6%)
Average system tariff per barrel	$1.17	$1.11	$1.22		5%	(9%)

(1)	Excludes $18.9 million received from Pennzoil in 2001 for canceled transportation agreement discussed below.

     Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

          We reported net income of $49.5 million for the year ended December 31, 2003, compared with net income of $55.3 million for the year ended December 31, 2002. Net income decreased $5.8 million primarily due to an increase of $21.0 million in costs and expenses, an increase of $3.6 million in interest expense, a decrease of $0.9 million in interest capitalized, a decrease of $0.6 million in other income – net and a decrease of $0.9 million in income from discontinued operations, partially offset by an increase of $18.5 million in operating revenues and increased income of $2.7 million from equity investments. We discuss factors influencing our operating performance below.

          Revenues from refined products transportation increased $15.5 million for the year ended December 31, 2003, compared with the year ended December 31, 2002, due to an overall increase of 12% in the refined products volumes delivered. This increase was primarily due to deliveries of products received into our pipeline from Centennial at Creal Springs, Illinois. Centennial, which began operations in April 2002, has provided our system with additional pipeline capacity for products originating in the U.S. Gulf Coast area. In February 2003, we entered into a lease agreement with Centennial that increased our capacity to deliver refined products to our market areas. Prior to the lease agreement with Centennial, deliveries on our pipeline system were based upon a proration policy, which limited customer transportation. During 2003, with the expanded capacity through our lease agreement with Centennial, our pipeline system was not prorated during portions of 2003 and was better able to serve markets which increased transportation on our system. In addition, in December 2002, we raised the operating pressure of our Chicago lateral pipeline which resulted in an increase in capacity for deliveries into the Indianapolis and Chicago markets. With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs. Volume increases were due to increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets. The refined products average rate per barrel increased 1% from the prior year period primarily due higher market-based tariff rates which went into effect in July 2003, partially offset by the impact of the Midwest origin point for barrels received from Centennial, which resulted in an increase in short-haul barrels transported on our system.

          Revenues from LPGs transportation increased $17.2 million for the year ended December 31, 2003, compared with the year ended December 31, 2002, primarily due to increased deliveries of propane in the upper Midwest and Northeast market areas attributable to colder than normal weather during the first quarter of 2003 and due to low inventories at competing supply locations during the second and third quarters of 2003. The U.S. Gulf Coast had higher propane inventory during 2003 as compared to the previous year because of higher than normal foreign propane imports at Mont Belvieu, which resulted in a lower propane price in this market area. This lower price contributed to increased transportation deliveries to the mid-continent market areas. Additional pipeline capacity for expanded propane movements was available due to a shift of refined product volumes to Centennial. Butane deliveries also increased due to the increased demand by refineries for normal butane for use in gasoline blending and increased isobutane deliveries to Chicago area refineries. The LPGs average rate per barrel increased 17% from the prior year period as a result of an increased percentage of long-haul deliveries during the year ended December 31, 2003, and an increase in LPG tariff rates, which went into effect in July 2003.

          Effective January 1, 2003, our 50% ownership interest in MB Storage is accounted for as an equity investment. Revenues generated from Mont Belvieu operations totaled $15.2 million for the year ended December 31, 2002. As a result of the formation of MB Storage, revenues and expenses related to Mont Belvieu operations are now recorded within equity earnings. See discussion regarding changes in equity earnings/losses below.

          Other operating revenues increased $1.0 million for the year ended December 31, 2003, compared with the year ended December 31, 2002, primarily due to higher propane deliveries at our Providence, Rhode Island import facility and higher refined product loading fees, offset by lower revenues from product location exchanges which are used to position product in the Midwest market area and lower volume of product inventory sales.

          Costs and expenses increased $21.0 million for the year ended December 31, 2003, compared with the year ended December 31, 2002. The increase was made up of a $22.6 million increase in operating, general and administrative expenses and a $1.0 million increase in depreciation and amortization expense, partially offset by a $2.4 million decrease in taxes – other than income taxes and a $0.2 million decrease in operating fuel and power. Operating, general and administrative expenses increased primarily due to higher pipeline maintenance expenses, due in part to pipeline rehabilitation expenses associated with our integrity management program, increased consulting and contract services, increased labor costs primarily due to an increase in the number of employees between years, increased insurance expense, expense from the Centennial pipeline capacity lease agreement that we entered into in 2003 and the write-off of receivables of $0.8 million related to customer bankruptcies or other customer non-payments. Depreciation and amortization expense increased from the prior year period because of assets placed in service during the year, which resulted in increased depreciation expense. In addition, we wrote off assets taken out of service during the period to depreciation expense, which also increased depreciation expense. These increases in depreciation expense were partially offset by lower depreciation expense from assets retired during the year, which reduced the asset base, and due to the transfer of assets to MB Storage. Taxes – other than income taxes decreased as a result of actual property taxes being lower than previously estimated and due to the transfer of assets to MB Storage. Operating fuel and power expense decreased as a result of lower power costs due to a slight decrease in the price of natural gas, partially offset by increased mainline throughput.

          Interest expense increased $3.6 million for the year ended December 31, 2003, compared with the year ended December 31, 2002, as a result of higher outstanding debt balances under the note payable with our Parent Partnership, and an increased percentage of fixed-rate debt in 2003 by the Parent Partnership. Interest capitalized decreased $0.9 million for the year ended December 31, 2003, compared with the year ended December 31, 2002, as a result of decreased construction work-in-progress balances.

          Net losses from equity investments decreased $2.7 million for the year ended December 31, 2003, compared with the year ended December 31, 2002. On February 10, 2003, we acquired an additional 16.7% interest in Centennial, bringing our ownership interest to 50%. Centennial, which commenced operations in April 2002, accounted for $11.4 million of the equity losses for the year ended December 31, 2003, resulting in an increase of $4.7 million in equity losses as compared with the year ended December 31, 2002. During the year ended December 31, 2003, we recognized increased equity losses from our investment in Centennial due to the acquisition of the additional 16.7% ownership interest in February 2003. In April 2003, we entered into a pipeline capacity lease with Centennial for a period of five years in order to expand our capacity to deliver refined products to our market areas. The losses from Centennial are partially offset by equity earnings of $7.4 million from our equity ownership interest in MB Storage, which was formed effective January 1, 2003. Amounts in the prior year period related to Mont Belvieu operations which were recorded to revenues and costs and expenses are now being recorded within equity earnings based upon our equity ownership interest in MB Storage, effective with its formation on January 1, 2003. If the 2002 revenues and costs and expenses from the Mont Belvieu operations had been accounted for under the same method as in 2003, equity earnings from MB Storage would have increased $0.2 million in 2003, compared with the prior year, due to increased shuttle deliveries and increased storage revenue, partially offset by increases in depreciation expense and rehabilitation expenses on MB Storage assets.

          Other income – net decreased $0.6 million for the year ended December 31, 2003, compared with the year ended December 31, 2002, primarily due to lower interest income earned on cash investments.

          We are dependent in large part on the demand for refined petroleum products in the markets that we serve. Reductions in that demand adversely affect our pipeline business. Market demand varies based upon the different end uses of the refined products that we ship. Demand for gasoline, which in recent years has accounted for approximately one-half of our refined products transportation revenues, depends upon price, prevailing economic conditions and demographic changes in the markets that we serve. Demand for distillates is affected by truck and railroad freight, the price of natural gas used by utilities, which use distillates as a substitute for natural gas when the price of natural gas is high, and usage for agricultural operations, which is affected by weather conditions, government policy and crop prices. Demand for jet fuel, which in recent years has accounted for approximately one-quarter of our refined products revenues, depends on prevailing economic conditions and military usage. Propane deliveries are generally sensitive to the weather and meaningful year-to-year variances have occurred in the past and will likely continue to occur in the future.

     Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

          We reported net income of $55.3 million for the year ended December 31, 2002, compared with net income of $92.7 million for the year ended December 31, 2001. Net income decreased $37.4 million primarily due to a decrease of $20.7 million in operating revenues, an increase of $13.9 million in costs and expenses, additional losses of $5.7 million from equity investments, a decrease of $0.6 million in other income – net, a decrease of $0.3 million in interest capitalized and a decrease of $0.8 million in income from discontinued operations. The decreases to net income were partially offset by a decrease of $4.6 million in interest expense. We discuss factors influencing our operating performance below.

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

          Revenues generated from Mont Belvieu operations increased $1.1 million for the year ended December 31, 2002, compared with the year ended December 31, 2001, as a result of increased storage revenue and receipt revenue. Mont Belvieu shuttle volumes delivered increased 25% during the year ended December 31, 2002, compared with the year ended December 31, 2001, due to increased petrochemical demand. The Mont Belvieu average rate per barrel decreased 17% during the year ended December 31, 2002, as a result of increased contract shuttle deliveries, which generally carry lower rates.

          Other operating revenues decreased $2.8 million for the year ended December 31, 2002, compared with the year ended December 31, 2001, primarily due to lower propane deliveries at our Providence import facility, lower refined products storage revenue, lower margins on product inventory sales and lower revenues from product location exchanges which are used to position product in the Midwest market area. These decreases were partially offset by increased refined products and LPGs loading fees.

          Costs and expenses increased $13.9 million for the year ended December 31, 2002, compared with the year ended December 31, 2001. The increase was comprised of an $11.8 million increase in operating, general and administrative expenses, a $3.4 million increase in depreciation and amortization expense and a $3.1 million increase in taxes – other than income taxes. These increases were partially offset by a $4.4 million decrease in operating fuel and power expense. Operating, general and administrative expenses increased primarily due to higher pipeline rehabilitation expenses associated with our integrity management program, increased consulting and contract services, increased labor costs and increased general and administrative supplies expense. Depreciation expense increased from the prior year because of assets placed in service during 2002. Taxes – other than income taxes increased as a result of a higher property base in 2002. Operating fuel and power expense decreased as a result of decreased long-haul volumes delivered related to Midwest volumes received from Centennial and lower power costs.

          Interest expense decreased $4.6 million for the year ended December 31, 2002, compared with the year ended December 31, 2001, due to lower interest rates on the note payable with the Parent Partnership. Interest capitalized decreased $0.3 million for the year ended December 31, 2002, compared with the year ended December 31, 2001, due to decreased balances during 2002 on construction work-in-progress partially offset by interest capitalized on our investment in Centennial during the first quarter of 2002.

          Net losses from equity investments increased $5.7 million for the year ended December 31, 2002 compared with the year ended December 31, 2001. The increase is primarily due to pre-operating expenses and start-up costs of Centennial, which commenced operations in early April 2002.

          Other income – net decreased $0.8 million for the year ended December 31, 2002, compared with the year ended December 31, 2001. The decrease was primarily due to lower interest income earned on cash investments.

     Discontinued Operations

          Effective January 1, 2002, our Parent Partnership realigned its business segments to reflect its entry into the natural gas gathering business and the expanded scope of its NGLs operations. As part of this realignment, on May 31, 2002, we entered into an Assignment and Assumption Agreement with TEPPCO Midstream to transfer our investment in TEPPCO Colorado, which fractionates NGLs, to TEPPCO Midstream at the book value of TEPPCO Colorado’s net assets (see Note 19. Discontinued Operations). SFAS 144 requires that long-lived assets to be disposed of should be recorded at the lower of their carrying amount or fair value less costs to sell. As a result, in the quarter ended June 30, 2002, we compared the fair value of TEPPCO Colorado to its carrying value and noted no indication of impairment.

          As a result of the transfer, our financial position and results of operations have been reclassified to reflect revenue, expenses, assets and liabilities of TEPPCO Colorado as discontinued operations. Condensed statements of income are shown below for TEPPCO Colorado for the years ended December 31, 2002 and 2001 (in thousands):

	Years Ended
	December 31,

	2002	2001

Revenues	$3,115	$7,394
Operating, general and administrative	369	880
Depreciation and amortization	840	2,015

Operating income	1,906	4,499
Interest expense	(1,015)	(2,899)
Other income – net	21	74

Net income	$912	$1,674

          The following table presents volumes fractionated and average rate per barrel for TEPPCO Colorado for the years ended December 31, 2002 and 2001:

	Years Ended		Percentage
	December 31,		Increase / (Decrease)

	2002	2001	2002

Fractionation – NGLs:
Thousand barrels	2,043	4,078	(49.9%)
Average rate per barrel	$1.827	$1.813	0.8%

Financial Condition and Liquidity

          Cash flows for the years ended December 31, 2003, 2002 and 2001, were as follows (in millions):

	Years Ended December 31,

	2003	2002	2001

Cash provided by (used in):
Operating activities	$96.1	$107.6	$123.1
Investing activities	(84.2)	(64.3)	(142.1)
Financing activities	(12.2)	(46.5)	13.5

     Operating Activities

          Net cash from operating activities for the years ended December 31, 2003, 2002 and 2001, were comprised of the following (in millions):

	Years Ended December 31,

	2003	2002	2001

Net income	$49.5	$54.4	$91.0
Depreciation and amortization	31.1	30.1	26.7
Losses in equity investments	4.1	6.8	1.0
Distributions from equity investments	5.3	—	—
Non-cash portion of interest expense	0.1	0.1	0.6
Cash provided by (used in) working capital and other	6.0	15.0	(2.7)

Net cash provided by continuing operations	96.1	106.4	116.6
Net cash provided by discontinued operations	—	1.2	6.5

Net cash from operating activities	$96.1	$107.6	$123.1

          For a discussion of changes in net income, depreciation and amortization and equity earnings, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Cash provided by operating activities decreased for the year ended December 31, 2003, compared with the years ended December 31, 2002 and 2001, primarily due to changes in working capital components resulting from the timing of cash receipts and cash disbursements.

          We believe that we will continue to have adequate liquidity to fund future recurring operating and investing activities. Our primary cash requirements consist of normal operating expenses, capital expenditures to sustain existing operations and revenue generating expenditures, interest payments on our Senior Notes and on borrowings under our Parent Partnership’s credit facilities and distributions to our Parent Partnership. Short-term cash requirements, such as operating expenses, capital expenditures to sustain existing operations and quarterly distributions to our Parent Partnership, are expected to be funded through operating cash flows. Long-term cash requirements for expansion projects are expected to be funded by several sources, including cash flows from operating activities, borrowings under our Parent Partnership’s credit facilities and the issuance by our Parent Partnership of additional equity and debt securities. The timing of any debt or offerings by our Parent Partnership will depend on various factors, including prevailing market conditions, interest rates and our Parent Partnership’s financial condition and credit rating at the time.

         At December 31, 2003 and 2002, we had working capital deficits of $12.3 million and $1.4 million, respectively. Cash generated from operations and from our Parent Partnership’s credit facilities and debt and equity offerings are our primary sources of liquidity. We are a wholly owned subsidiary of the Parent Partnership. We expect that our Parent Partnership will make capital contributions, loans or otherwise provide liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so. We anticipate that the Parent Partnership will provide the necessary liquidity to protect its investment in us. At December 31, 2003, our Parent Partnership had $340.0 million in available borrowing capacity under its revolving credit facility to cover any working capital shortfalls, and expects that cash flows from operating activities, the sale of additional debt or equity offerings will provide necessary liquidity. For further discussion regarding our Parent Partnership’s sources of liquidity, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity in our Parent Partnership’s Annual Report on Form 10-K for the Year Ended December 31, 2003.

          Net cash from operating activities for the years ended December 31, 2003, 2002 and 2001, included interest payments, net of amounts capitalized, of $30.3 million, $25.0 million and $31.0 million, respectively. Excluding the effects of hedging activities and interest capitalized, during the year ended December 31, 2004, we expect interest payments on our Senior Notes to be approximately $27.4 million. We expect to pay our interest payments with cash flows from operating activities.

     Investing Activities

          Cash flows used in investing activities totaled $84.2 million for the year ended December 31, 2003, and were comprised of $58.4 million of capital expenditures, $20.0 million for our acquisition of an additional 16.7% interest in Centennial, $4.0 million of cash contributions to Centennial and $2.5 million of cash contributions to MB Storage. These uses of cash were partially offset by $0.7 million received on matured cash investments. Cash flows used in investing activities totaled $64.3 million for the year ended December 31, 2002, and were comprised of $60.9 million of capital expenditures and $10.9 million of cash contributions to Centennial, partially offset by $3.4 million of cash proceeds from the sale of assets and $4.1 million of cash proceeds from the sale of TEPPCO Colorado. Cash flows used in investing activities totaled $142.1 million for the year ended December 31, 2001, and were comprised of $81.4 million of capital expenditures and $64.9 million of cash contributions to Centennial, partially offset by $4.2 million of net proceeds received from cash investments.

     Financing Activities

          Cash flows used in financing activities totaled $12.2 million for the year ended December 31, 2003, and were comprised of $106.5 million of distributions paid to our Parent Partnership and $53.6 million of repayments on our term loan, partially offset by $110.9 million of proceeds from our term loan and $37.0 million of equity contributions received from our Parent Partnership. Cash flows used in financing activities totaled $46.5 million for the year ended December 31, 2002, and were comprised of $94.9 million of distributions paid to our Parent Partnership and $150.0 million of repayments on our term loan, partially offset by $186.1 million of proceeds from our term loan and $12.3 million of equity contributions received from our Parent Partnership. Cash flows provided by financing activities totaled $13.5 million for the year ended December 31, 2001, and were comprised of $166.1 million of proceeds from our term loan, $1.2 million of advances from our Parent Partnership and $24.0 million of equity contributions from our Parent Partnership, partially offset by $96.9 million of repayments on our term loan and $80.9 million of distributions paid to our Parent Partnership.

          Centennial entered into credit facilities totaling $150.0 million, and as of December 31, 2003, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of its pipeline system. We and Marathon have each guaranteed one-half of Centennial’s debt, up to a maximum of $75.0 million each.

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

          On April 6, 2001, our Parent Partnership entered into a $500.0 million revolving credit facility including the issuance of letters of credit of up to $20.0 million (“Three Year Facility”). The interest rate was based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contained certain restrictive financial covenant ratios. During 2002, our Parent Partnership’s borrowings under the Three Year Facility were used to finance the acquisitions of the Chaparral NGL system on March 1, 2002, and the Val Verde Gas Gathering System (“Val Verde”) on June 30, 2002, and for general Parent Partnership purposes. During 2002, our Parent Partnership made repayments on the Three Year Facility with proceeds from the issuance of its 7.625% Senior Notes, proceeds from the issuance of additional Limited Partner Units and proceeds from the termination of interest rate swaps. During the first quarter of 2003, our Parent Partnership repaid $182.0 million of the outstanding balance of the Three Year Facility with proceeds from the issuance of its 6.125% Senior Notes on January 30, 2003. On June 27, 2003, our Parent Partnership repaid the outstanding balance under the Three Year Facility with borrowings under a new credit facility and canceled the Three Year Facility.

          On June 27, 2003, our Parent Partnership entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”). The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios. Our Parent Partnership borrowed $263.0 million under the Revolving Credit Facility and repaid the outstanding balance of the Three Year Facility. At December 31, 2003, $210.0 million was outstanding under the Revolving Credit Facility.

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

          On February 20, 2002, our Parent Partnership issued $500.0 million principal amount of 7.625% Senior Notes due 2012. The 7.625% Senior Notes were issued at a discount of $2.2 million and are being accreted to their face value over the term of the notes. The Parent Partnership used the proceeds from the offering to reduce a portion of the outstanding balances of its credit facilities. The Senior Notes may be redeemed at any time at our Parent Partnership’s option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing these 7.625% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our Parent Partnership’s ability to incur additional indebtedness.

          On January 30, 2003, our Parent Partnership issued $200.0 million principal amount of 6.125% Senior Notes due 2013. The 6.125% Senior Notes were issued at a discount of $1.4 million and are being accreted to their face value over the term of the notes. The Parent Partnership used $182.0 million of the proceeds from the offering to reduce the outstanding principal on the Three Year Facility to $250.0 million. The balance of the net proceeds received was used for general Parent Partnership purposes. The Senior Notes may be redeemed at any time at our Parent Partnership’s option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing the 6.125% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit the Parent Partnership’s ability to incur additional indebtedness.

          At December 31, 2003 and 2002, we had intercompany notes payable to our Parent Partnership of $211.3 million and $154.1 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at December 31, 2003, was 5.8%. At December 31, 2003, accrued interest includes $3.3 million due to our Parent Partnership. For the year ended December 31, 2003, interest costs incurred on the note payable to our Parent Partnership totaled $11.1 million.

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

          The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of December 31, 2003, we were in compliance with the covenants of the Senior Notes.

          We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes, as more fully described in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Cash Distributions

          For the years ended December 31, 2003, 2002 and 2001, cash distributions paid to our Parent Partnership totaled $106.5 million, $94.9 million and $80.9 million, respectively. The distribution increases reflect our success in improving cash flow levels. On February 6, 2004, we paid a cash distribution of $28.9 million to our Parent Partnership for the quarter ended December 31, 2003.

     Future Capital Needs and Commitments

          We estimate that capital expenditures, excluding acquisitions, for 2004 will be approximately $66.3 million (which includes $2.0 million of capitalized interest). We expect to spend approximately $48.2 million for revenue generating projects and facility improvements which will include the expansion of our pipelines extending from Seymour to Indianapolis, Indiana, further expansions of our Northeast pipeline system and construction of a new truck loading terminal in Bossier City, Louisiana. We expect to spend approximately $16.1 million to sustain existing operations, including life-cycle replacements for equipment at various facilities and pipeline and tank replacements. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present system. These expenditures can vary greatly depending on the magnitude of our transactions. We may finance capital expenditures through internally generated funds, debt or capital contributions from our Parent Partnership or any combination thereof.

          Our debt repayment obligations consist of payments for principal and interest on (i) our $180.0 million 6.45% Senior Notes due January 15, 2008, (ii) our $210.0 million 7.51% Senior Notes due January 15, 2028, and (iii) $211.3 million principal amount due to the Parent Partnership related to our share of the Parent Partnership’s Revolving Credit Facility due in June 2006, 7.625% Senior Notes due in February 2012 and 6.125% Senior Notes due in February 2013.

          We are also contingently liable as guarantor for the lesser of one-half or $75.0 million principal amount (plus interest) of the borrowings of Centennial. In January 2003, we entered into a pipeline capacity lease agreement with Centennial for a period of five years that contains a minimum throughput requirement. During the year ended December 31, 2003, we exceeded the minimum throughput requirements on the lease agreements. On February 10, 2003, we acquired an additional 16.7% interest in Centennial, bringing our ownership percentage to 50%. We are also contingently liable as guarantor for $500.0 million principal amount of 7.625% Senior Notes due 2012 issued in February 2002 and for $200.0 million principal amount of 6.125% Senior Notes due 2013 issued in January 2003 by our Parent Partnership.

          During the years ended December 31, 2003, 2002 and 2001, we contributed $4.0 million, $10.9 million and $65.0 million, respectively, to Centennial to cover operating shortfalls and capital expenditures. During the year ended December 31, 2003, we contributed $2.5 million to MB Storage for capital expenditures. During 2004, we may be required to contribute cash to both Centennial and MB Storage to cover capital expenditures or other operating shortfalls.

          We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no off-balance sheet commitments for indebtedness other than the limited guaranty of the Centennial debt, the Parent Partnership debt and leases covering assets utilized in several areas of our operations.

          The following table summarizes our debt repayment obligations and material contractual commitments as of December 31, 2003 (in millions):

	Amount of Commitment Expiration Per Period

		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years

Note payable, Parent Partnership	$211.3	$—	$211.3	$—	$—
6.45% Senior Notes due 2008 (1)	180.0	—	—	180.0	—
7.51% Senior Notes due 2028 (1)	210.0	—	—	—	210.0

Debt subtotal	601.3	—	211.3	180.0	210.0

Operating leases	56.5	11.6	21.0	13.1	10.8

Total	$657.8	$11.6	$232.3	$193.1	$220.8

(1)	We entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our 7.51% Senior Notes due 2028. At December 31, 2003, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $2.3 million related to this interest rate swap agreement. At December 31, 2003, our 6.45% Senior Notes include $0.1 million of unamortized debt discount. The fair value adjustment and unamortized debt discount are excluded from this table.

          We expect to repay the long-term, senior unsecured obligations and note payable to our Parent Partnership through the issuance of additional long-term senior unsecured debt at the time the 2008 and 2028 debts mature, with proceeds from the dispositions of assets, cash flows from operations, contributions from our Parent Partnership or any combination of the above items.

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

          Our Parent Partnership’s senior unsecured debt is rated BBB by Standard and Poors (“S&P”) and Baa3 by Moody’s Investors Service (“Moody’s”). Our senior unsecured debt is also rated BBB by S&P and Baa3 by Moody’s. Both ratings are stable. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change.

Other Considerations

     Credit Risks

          Risks of non-payment and nonperformance by customers are a major consideration in our business. Our credit procedures and policies do not fully eliminate customer credit risk. During the years ended December 31, 2003, 2002 and 2001, a few small to medium-sized customers filed for bankruptcy protection. During the years ended December 31, 2003 and 2002, we expensed approximately $0.8 million and $0.7 million, respectively, of uncollectible receivables due to customer bankruptcies and other customer non-payments.

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

          In 1994, the LDEQ issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as to adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination. At December 31, 2003, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

          On March 17, 2003, we experienced a release of 511 barrels of jet fuel from a storage tank at our Blue Island terminal located in Cook County, Illinois. As a result of the release, we have entered into an Agreed Order with the State of Illinois. The Agreed Order requires us, in part, to complete a site investigation plan to delineate the scope of any potential contamination resulting from the release and to remediate any contamination present above regulatory standards. This site investigation plan has been completed and submitted to the State of Illinois. The Agreed Order does not contain any provision for any fines or penalties; however, it does not preclude the State of Illinois from assessing these at a later date. We do not expect that the completion of the remediation program will have a future material adverse effect on our financial position, results of operations or cash flows.

     Market-Based Rates

          On May 11, 1999, we filed an application with the FERC requesting permission to charge Market-Based Rates for substantially all refined products transportation tariffs. On July 31, 2000, the FERC issued an order granting us Market-Based Rates in certain markets and set for hearing our application for Market-Based Rates in certain destination markets and origin markets. After the matter was set for hearing, we and the protesting shippers entered into a settlement agreement resolving their respective differences. On April 25, 2001, the FERC issued an order approving the offer of settlement. As a result of the settlement, we recognized approximately $1.7 million of previously deferred transportation revenue in the second quarter of 2001. As a part of the settlement, we withdrew the application for Market-Based Rates to the Little Rock, Arkansas, and Arcadia and Shreveport-Arcadia, Louisiana, destination markets, which are currently subject to the PPI Index. As a result, we made refunds of approximately $1.0 million in the third quarter of 2001 for those destination markets.

     Recent Accounting Pronouncements

          See discussion of new accounting pronouncements in Note 2. Summary of Significant Accounting Policies — New Accounting Pronouncements in the accompanying consolidated financial statements.

     Disclosures About Effects of Transactions with Related Parties

          We have no employees and are managed by TEPPCO GP, a wholly owned subsidiary of our Parent Partnership. The Parent Partnership is managed by the Company, which is a wholly owned subsidiary of DEFS. Duke Energy holds an interest of approximately 70% in DEFS, and ConocoPhillips holds the remaining 30%. See Item 10. Directors and Executive Officers of the Registrant and Item 13. Certain Relationships and Related Transactions for discussion regarding transactions between us, our Parent Partnership, DEFS, Duke Energy and ConocoPhillips.

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

          At December 31, 2003, we had outstanding $180.0 million principal amount of 6.45% Senior Notes due 2008 and $210.0 million principal amount of 7.51% Senior Notes due 2028. At December 31, 2003, the estimated fair values of the 6.45% Senior Notes and 7.51% Senior Notes were approximately $204.8 million and $228.0 million, respectively.

          As of December 31, 2003, we had an interest rate swap agreement in place to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the Senior Notes. Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the years ended December 31, 2003 and 2002, we recognized reductions in interest expense of $10.0 million and $8.6 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the year ended December 31, 2003, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap agreement was a gain of approximately $2.3 million and $13.6 million at December 31, 2003 and 2002, respectively. Utilizing the balance of the 7.51% Senior Notes outstanding at December 31, 2003, and including the effects of hedging activities, assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is $2.1 million.

          As of December 31, 2003 and 2002, we had intercompany notes payable to our Parent Partnership of $211.3 million and $154.1 million, respectively. Our intercompany notes payable at December 31, 2003 and 2002, represent borrowings by us under the Parent Partnership’s Revolving Credit Facility and Senior Notes. The weighted average interest rate on the note payable to our Parent Partnership at December 31, 2003, was 5.8%. At December 31, 2003, accrued interest includes $3.3 million due to the Parent Partnership. For the year ended December 31, 2003, interest costs incurred on the note payable to our Parent Partnership totaled $11.1 million.

Item 8. Financial Statements and Supplementary Data

          Our consolidated financial statements, together with the independent auditors’ report of KPMG LLP, begin on page F-1 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

          The principal executive officer and principal financial officer of the Company, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

          During the fourth quarter of 2003, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

PART III

Item 10. Directors and Executive Officers of the Registrant

          We do not have employees, officers or directors, as is commonly the case with publicly traded partnerships. Our operations and activities are managed by the General Partner, a wholly owned subsidiary of our Parent Partnership. All officers and directors of the General Partner are appointed annually by the Parent Partnership by action of the board of directors of the Company. The directors of the General Partner, TEPPCO GP, are Barry R. Pearl, James C. Ruth and Charles H. Leonard. The Executive Officers of the General Partner are also Executive Officers of the Company. Information concerning the Executive Officers of the General Partner and the Company is contained in Item 10 of the Parent Partnership’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (the “Parent Partnership Form 10-K”), and is incorporated by reference in this Report.

Item 11. Executive Compensation

          We do not have any employees, officers or directors, and the General Partner manages and operates our business. The Executive Officers of the General Partner are employees of the Company. Certain employees of the Company may devote all or a portion of their time to us, and we reimburse the Company for the services of these persons. The information contained in Item 11 of the Parent Partnership Form 10-K is incorporated by reference in this Report.

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

Item 13. Certain Relationships and Related Transactions

Our Management

          We have no employees, and we are managed by TEPPCO GP, a wholly owned subsidiary of our Parent Partnership. The Parent Partnership is managed by the Company, which is a wholly owned subsidiary of DEFS. Duke Energy holds an interest of approximately 70% in DEFS, and ConocoPhillips holds the remaining 30%. According to the Partnership Agreement, the General Partner and the Company are entitled to reimbursement of all direct and indirect expenses related to our business activities.

          For the years ended December 31, 2003, 2002 and 2001, we incurred direct expenses of $45.5 million, $46.6 million and $41.3 million, respectively, which were charged to us by DEFS. Substantially all of these costs were related to payroll and payroll related expenses. For the years ended December 31, 2003, 2002 and 2001, expenses for administrative services and overhead allocated to us by the Company (including Duke Energy and its affiliates) were $1.0 million, $0.8 million and $0.5 million, respectively.

          Our Parent Partnership allocates operating, general and administrative expenses to us for legal, insurance, financial, communication and other administrative services based upon the estimated level of effort devoted to our various operations. In addition, we make cash payments on behalf of the Parent Partnership for various expenses. At December 31, 2003, we had a net payable of $8.9 million to the Parent Partnership, and at December 31, 2002, we had a net receivable of $1.8 million from the Parent Partnership related to these affiliated activities.

Transactions with DEFS

          Effective with the purchase of the fractionation facilities on March 31, 1998, TEPPCO Colorado and DEFS entered into a 20-year Fractionation Agreement, under which TEPPCO Colorado received a variable fee for all fractionated volumes delivered to DEFS. Revenues recognized from the fractionation facilities totaled $3.1 million and $7.4 million for the years ended December 31, 2002 and 2001, respectively. TEPPCO Colorado and DEFS also entered into an Operation and Maintenance Agreement, whereby DEFS operated and maintained the fractionation facilities. For these services, TEPPCO Colorado paid DEFS a set volumetric rate for all fractionated volumes delivered to DEFS. Expenses related to the Operation and Maintenance Agreement totaled $0.4 million and $0.9 million for the years ended December 31, 2002 and 2001, respectively. On May 31, 2002, TEPPCO Colorado was transferred to TEPPCO Midstream.

          Effective May 2001, we entered into an agreement with an affiliate of DEFS to commit sole utilization of our Providence terminal to an affiliate of DEFS. We operate the terminal and provide propane loading services to an affiliate of DEFS. The agreement terminates in May 2004, and we are currently renegotiating the agreement. During the years ended December 31, 2003, 2002 and 2001, revenues of $3.2 million, $2.3 million and $1.5 million from an affiliate of DEFS, respectively, were recognized pursuant to this agreement.

          At December 31, 2003 and 2002, we had a receivable from DEFS of $0.2 million and $0.1 million, respectively, related to payroll related expenses owed by DEFS. At December 31, 2003 and 2002, we had a payable to DEFS of $0.8 million and $5.7 million, respectively, related to payroll and administrative services provided by DEFS.

          The Parent Partnership contracts with Bison Insurance Company Limited (“Bison”), a wholly owned subsidiary of Duke Energy, for a majority of its insurance coverage, including property, liability, auto and directors and officers insurance coverage. The Parent Partnership allocates insurance expense to us, and we believe that the total insurance expense allocated to us is representative of the insurance costs we would have incurred as a separate entity. For the years ended December 31, 2003 and 2002, the Parent Partnership paid insurance premiums to Bison and allocated $3.3 million and $2.1 million, respectively, of insurance expense to us. At December 31, 2003 and 2002, we had insurance reimbursement receivables due from Bison of $1.9 million and $1.1 million, respectively.

          At December 31, 2003, we had a loan of propane outstanding to DEFS with a total value of $1.4 million. We will earn a nominal rental fee of $0.1 million on this transaction. This propane will be returned to us in February 2004. We regularly loan inventory for a fee to third parties and affiliates as part of our inventory management practice.

Interests of Duke Energy in the Parent Partnership

          In connection with the formation of our Parent Partnership, the Company received 2,500,000 Deferred Participation Interests (“DPIs”). Effective April 1, 1994, the DPIs began participating in distributions of cash and allocations of profit and loss in a manner identical to the Parent Partnership’s Limited Partner Units and are treated as Limited Partner Units. These Limited Partner Units were assigned to Duke Energy when ownership of the Company was transferred from Duke Energy to DEFS in 2000. Pursuant to our Parent Partnership’s Partnership Agreement, the Parent Partnership has registered the resale by Duke Energy of these Limited Partner Units with the Securities and Exchange Commission. As of December 31, 2003, none of the Limited Partner Units had been sold by Duke Energy.

Item 14. Principal Accounting Fees and Services

          Our Parent Partnership’s audit engagement with KPMG includes the fees for the professional audit services rendered to us by KPMG as we do not have a separate audit engagement with KPMG. We are allocated a portion of the audit services expense (see Note 2. Summary of Significant Accounting Policies).

          The following table describes fees for professional audit services rendered by KPMG, our Parent Partnership’s principal accountant, for the audit of the financial statements of all of the Parent Partnership’s entities for the years ended December 31, 2003 and 2002, and for fees billed for other services rendered by KPMG during those periods.

	Years Ended December 31,

Type of Fee	2003	2002

	(in thousands)
Audit Fees	$953	$915
Audit Related Fees (1)	58	15
Tax Fees (2)	183	17
All Other Fees (3)	656	106

Total	$1,850	$1,053

(1)	Audit related fees consisted principally of fees for audits of financial statements for certain employee benefit plans and certain internal control documentation assistance.

(2)	Tax fees consisted of fees for sales and use tax consultation and tax compliance services.

(3)	All Other Fees include the aggregate fees our Parent Partnership paid during the years ended December 31, 2003 and 2002, for products and services provided by KPMG, other than the services reported above. The majority of the other fees are fees for litigation support services related to the Parent Partnership’s legal proceedings.

Procedures For Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

          Pursuant to its charter, the Audit Committee of the Parent Partnership’s Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between the Parent Partnership and its independent auditors. KPMG’s engagement to conduct our audit was approved by the Parent Partnership’s Audit Committee on April 28, 2003. Additionally, all permissible non-audit engagements with KPMG and the Parent Partnership have been reviewed and approved by the Parent Partnership’s Audit Committee, pursuant to pre-approval policies and procedures established by the Parent Partnership’s Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements: See Index to Financial on page F-1 of this Report for financial statements filed as part of this Report.

(2)	Financial Statement Schedules: None.

(3)	Exhibits.

Exhibit
Number	Description

3.1	Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, effective September 21, 2001 (Filed as Exhibit 3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001, and incorporated herein by reference).

4.1	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.2	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.3	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.5	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.1+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

Exhibit
Number	Description

10.2+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.3+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.4+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

10.5+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.6+	Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.7+	Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.8+	Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.9+	Form of Employment Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, David E. Owen, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.10+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.11	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.12	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.13+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.14+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.15	Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).

Exhibit
Number	Description

10.16	Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.17	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.18	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.19	Amendment 1, dated as of September 28, 2001, to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.33 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.20	Amendment 1, dated as of September 28, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.34 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.21	Amendment and Restatement, dated as of November 13, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.35 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.22	Second Amendment and Restatement, dated as of November 13, 2001, to the Amended and Restated Credit Agreement amount TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.36 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.23	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and Certain Lenders, as Lenders dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 10.44 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.24	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.45 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.25	Amendment, dated as of June 27, 2002 to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent, and Certain Lenders, dated as of March 28, 2002 ($500,000,000 Revolving Credit Facility) (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.26	Amendment 1, dated as of June 27, 2002 to the Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 99.4 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

Exhibit
Number	Description

10.27+	Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan, effective June 1, 2002 (Filed as Exhibit 10.49 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002, and incorporated herein by reference).

10.28+	Amended and Restated TEPPCO Supplemental Benefit Plan, effective November 1, 2002 (Filed as Exhibit 10.44 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.29+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Second Amendment and Restatement, effective January 1, 2003 (Filed as Exhibit 10.45 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.30+	Amended and Restated Texas Eastern Products Pipeline Company, LLC Management Incentive Compensation Plan, effective January 1, 2003 (Filed as Exhibit 10.46 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.31+	Amended and Restated TEPPCO Retirement Cash Balance Plan, effective January 1, 2002 (Filed as Exhibit 10.47 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.32	Formation Agreement between Panhandle Eastern Pipe Line Company and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, dated as of August 10, 2000 (Filed as Exhibit 10.48 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.33	Amended and Restated Limited Liability Company Agreement of Centennial Pipeline LLC dated as of August 10, 2000 (Filed as Exhibit 10.49 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.34	Guaranty Agreement, dated as of September 27, 2002, between TE Products Pipeline Company, Limited Partnership and Marathon Ashland Petroleum LLC for Note Agreements of Centennial Pipeline LLC (Filed as Exhibit 10.50 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.35	LLC Membership Interest Purchase Agreement By and Between CMS Panhandle Holdings, LLC, As Seller and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, Severally as Buyers, dated February 10, 2003 (Filed as Exhibit 10.51 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.36	Joint Development Agreement between TE Products Pipeline Company, Limited Partnership and Louis Dreyfus Plastics Corporation dated February 10, 2000 (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.37	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank and The Lenders Party Hereto, as Lenders, dated as of June 27, 2003 ($550,000,000 Revolving Facility) (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2003, and incorporated herein by reference).

10.38	Agreement of Limited Partnership of Mont Belvieu Storage Partners, L.P. dated effective January 21, 2003. (Filed as Exhibit 10.53 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2003, and incorporated herein by reference).

10.39	Letter of Agreement Clarifying Rights and Obligations of the Parties Under the Mont Belvieu Storage Partners, L.P., Partnership Agreement and the Mont Belvieu Venture, LLC, LLC Agreement, dated October 13, 2003. (Filed as Exhibit 10.54 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2003, and incorporated herein by reference).

Exhibit
Number	Description

23*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Audit Committee of the Board of Directors of Texas Eastern Products Pipeline Company, LLC (Filed as Exhibit 99.1 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2003 and incorporated herein by reference).

*	Filed herewith.

**	Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.

+	A management contract or compensation plan or arrangement.

(b)	Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission during the quarter ended December 31, 2003:

No reports were filed on Form 8-K during the quarter ended December 31, 2003.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE Products Pipeline Company, Limited Partnership

(Registrant)
(A Delaware Limited Partnership)

By:	TEPPCO GP, Inc.,
as General Partner

By:	/s/ BARRY R. PEARL

Barry R. Pearl,
President, Chief Executive
Officer and Director

By:	/s/ CHARLES H. LEONARD

Charles H. Leonard,
Senior Vice President, Chief Financial
Officer, and Director

Dated: February 27, 2004

CONSOLIDATED FINANCIAL STATEMENTS
OF TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

INDEPENDENT AUDITORS’ REPORT

To the Partners of
TE Products Pipeline Company, Limited Partnership:

          We have audited the accompanying consolidated balance sheets of TE Products Pipeline Company, Limited Partnership as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and partners’ capital for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TE Products Pipeline Company, Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Houston, Texas
February 12, 2004

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$188	$485
Accounts receivable, trade (net of allowance for doubtful accounts of $374 and $287)	25,377	24,044
Accounts receivable, related parties	154	7,011
Inventories	11,186	11,738
Other	10,230	11,939

Total current assets	47,135	55,217

Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $279,395 and $284,458)	682,385	722,848
Equity investments	155,861	73,476
Other assets	15,267	29,560

Total assets	$900,648	$881,101

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$11,518	$18,999
Accounts payable, related parties	12,277	9,947
Accrued interest	15,877	11,536
Other accrued taxes	5,732	6,732
Other	13,983	9,397

Total current liabilities	59,387	56,611

Senior Notes	392,164	403,428
Note payable, Parent Partnership	211,314	154,093
Other liabilities and deferred credits	14,995	24,230
Commitments and contingencies
Partners’ capital:
General partner’s interest	2	2
Limited partner’s interest	222,786	242,737

Total partners’ capital	222,788	242,739

Total liabilities and partners’ capital	$900,648	$881,101

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

	Years Ended December 31,

	2003	2002	2001

Operating revenues:
Transportation – Refined products	$138,926	$123,476	$139,315
Transportation – LPGs	91,787	74,577	77,823
Mont Belvieu operations	—	15,238	14,116
Other	31,254	30,247	32,979

Total operating revenues	261,967	243,538	264,233

Costs and expenses:
Operating, general and administrative	112,683	90,034	78,270
Operating fuel and power	28,792	28,998	33,401
Depreciation and amortization	31,066	30,116	26,699
Taxes – other than income taxes	8,866	11,292	8,185

Total costs and expenses	181,407	160,440	146,555

Operating income	80,560	83,098	117,678
Interest expense – net	(27,219)	(22,742)	(27,044)
Equity losses	(4,086)	(6,815)	(1,149)
Other income – net	226	832	1,537

Income before discontinued operations	49,481	54,373	91,022
Income from discontinued operations	—	912	1,674

Net income	$49,481	$55,285	$92,696

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income from continuing operations	$49,481	$54,373	$91,022
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	31,066	30,116	26,699
Equity in loss of affiliate, net of distributions	9,349	6,815	960
Non-cash portion of interest expense	31	31	626
(Increase) decrease in accounts receivable	(1,334)	(3,402)	3,367
Decrease (increase) in inventories	552	(3,182)	(2,606)
Decrease (increase) in other current assets	959	(369)	(15,987)
(Decrease) increase in accounts payable and accrued expenses	(9,689)	7,265	12,898
Other	15,673	14,775	(446)

Net cash provided by continuing operations	96,088	106,422	116,533
Net cash provided by discontinued operations	—	1,178	6,537

Net cash provided by operating activities	96,088	107,600	123,070

Cash flows from investing activities:
Proceeds from cash investments	750	—	4,236
Proceeds from sale of assets	—	3,380	—
Proceeds from sale of TEPPCO Colorado, LLC	—	4,096	—
Investment in Centennial Pipeline LLC	(4,000)	(10,882)	(64,953)
Acquisition of additional interest in Centennial Pipeline LLC	(20,000)	—	—
Investment in Mont Belvieu Storage Partners, L.P.	(2,533)	—	—
Capital expenditures	(58,391)	(60,898)	(81,410)

Net cash used in investing activities	(84,174)	(64,304)	(142,127)

Cash flows from financing activities:
Proceeds from term loan	110,859	186,099	166,148
Repayment of term loan	(53,638)	(149,906)	(96,917)
Advances from Parent Partnership	—	—	1,202
Equity contribution – General Partner	—	—	1
Equity contribution – Parent Partnership	37,033	12,263	24,025
Distributions paid	(106,465)	(94,921)	(80,914)

Net cash provided by (used in) financing activities	(12,211)	(46,465)	13,545

Net decrease in cash and cash equivalents	(297)	(3,169)	(5,512)
Cash and cash equivalents at beginning of period	485	3,654	9,166

Cash and cash equivalents at end of period	$188	$485	$3,654

Non-cash investing activities:
Net assets transferred to Mont Belvieu Storage Partners, L.P.	$61,408	$—	$—
Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$30,286	$24,975	$31,023

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)

	General	Limited
	Partner’s	Partner’s
	Interest	Interest	Total

Partners’ capital at December 31, 2000	$2,383	$232,532	$234,915
Ownership restructuring	(2,601)	2,601	—
2001 net income allocation	614	92,082	92,696
2001 cash distributions	(394)	(80,520)	(80,914)
Capital contributions	1	24,025	24,026
Option exercises, net of Limited Partner Unit repurchases	—	(611)	(611)

Partners’ capital at December 31, 2001	3	270,109	270,112
2002 net income allocation	1	55,284	55,285
2002 cash distributions	(2)	(94,919)	(94,921)
Capital contributions	—	9,816	9,816
Option exercises	—	2,447	2,447

Partners’ capital at December 31, 2002	2	242,737	242,739
2003 net income allocation	1	49,480	49,481
2003 cash distributions	(1)	(106,464)	(106,465)
Capital contributions	—	34,988	34,988
Option exercises	—	2,045	2,045

Partners’ capital at December 31, 2003	$2	$222,786	$222,788

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PARTNERSHIP ORGANIZATION

          TE Products Pipeline Company, Limited Partnership (the “Partnership”), a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. (the “Parent Partnership”) owns a 99.999% interest in us as the sole limited partner. TEPPCO GP, Inc. (“TEPPCO GP” or “General Partner”), a subsidiary of the Parent Partnership, holds a 0.001% General Partner interest in us. Texas Eastern Products Pipeline Company, LLC (the “Company”), a Delaware limited liability company, serves as the general partner of our Parent Partnership. The Company is a wholly owned subsidiary of Duke Energy Field Services, LLC (“DEFS”), a joint venture between Duke Energy Corporation (“Duke Energy”) and ConocoPhillips. Duke Energy holds an interest of approximately 70% in DEFS, and ConocoPhillips holds the remaining 30%. TEPPCO GP, as general partner, performs all of the management and operating functions required for us according to the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership (the “Partnership Agreement”). We reimburse our General Partner and the Company for all reasonable direct and indirect expenses that they incur in managing us.

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

         At December 31, 2003 and 2002, we had working capital deficits of $12.3 million and $1.4 million, respectively. Cash generated from operations and from our Parent Partnership’s credit facilities and debt and equity offerings are our primary sources of liquidity. Working capital deficits can occur primarily due to the timing of operating cash receipts from customers, payment of cash distributions, and the payment of normal operating expenses and capital expenditures. Our Parent Partnership has historically made capital contributions, loans or otherwise provided liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so. At December 31, 2003, our Parent Partnership had $340.0 million in available borrowing capacity under its revolving credit facility and has agreed to cover any working capital shortfalls, if required.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          We adhere to the following significant accounting policies in the preparation of our consolidated financial statements.

Basis of Presentation and Principles of Consolidation

          The financial statements include our accounts and the accounts of TEPPCO Colorado, LLC (“TEPPCO Colorado”) on a consolidated basis until its sale in May 2002. All amounts relating to TEPPCO Colorado have been reclassified to reflect TEPPCO Colorado as discontinued operations for all periods presented (see Note 19. Discontinued Operations). We have eliminated all significant intercompany items in consolidation. We have reclassified certain amounts from prior periods to conform with the current presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

          Effective January 1, 2002, our Parent Partnership realigned its business segments to reflect its entry into the natural gas gathering business and the expanded scope of its natural gas liquids (“NGLs”) operations. As part of this realignment, on May 31, 2002, we transferred our investment in TEPPCO Colorado, which fractionates NGLs, to TEPPCO Midstream Companies, L.P. (“TEPPCO Midstream”). As a result of the transfer, the results of operations of TEPPCO Colorado for the periods presented are reflected as discontinued operations (see Note 19. Discontinued Operations). We have reclassified prior periods presented to reflect the current presentation.

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

Cash and Cash Equivalents

          Cash equivalents are defined as all highly marketable securities with maturities of three months or less when purchased. The carrying value of cash and cash equivalents approximates fair value because of the short-term nature of these investments.

Allowance for Doubtful Accounts

          We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Collectibility is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method. The following table presents the activity of our allowance for doubtful accounts for the years ended December 31, 2003 and 2002 (in thousands):

	Years Ended December 31,

	2003	2002

Balance at beginning of period	$287	$—
Charges to costs and expenses	788	287
Deductions and other	(701)	—

Balance at end of period	$374	$287

Inventories

          Inventories consist primarily of petroleum products which are valued at the lower of cost (weighted average cost method) or market. We acquire and dispose of various products under exchange agreements. Receivables and payables arising from these transactions are usually satisfied with products rather than cash. The net balances of

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

exchange receivables and payables are valued at weighted average cost and included in inventories. Inventories of materials and supplies, used for ongoing replacements and expansions, are carried at the lower of fair value or cost.

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

Capitalization of Interest

          We capitalize interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds was 4.68%, 5.47% and 6.36% for the years ended December 31, 2003, 2002 and 2001, respectively. During the years ended December 31, 2003, 2002 and 2001, the amount of interest capitalized was $2.3 million, $3.3 million and $3.5 million, respectively.

Intangible Assets

          Intangible assets at December 31, 2003 and 2002, consist of $1.1 million and $1.2 million, respectively, of transportation agreements with customers and are being amortized using a straight line method over the term of the related agreement (approximately 20 years). At December 31, 2001, intangible assets also included the TEPPCO Colorado fractionation agreement with DEFS (see Note 7. Related Party Transactions). The fractionation agreement with DEFS was entered into in 1998 upon acquisition of TEPPCO Colorado and was being amortized over a period of 20 years. On May 31, 2002, we transferred our investment in TEPPCO Colorado to TEPPCO Midstream.

Environmental Expenditures

          We accrue for environmental costs that relate to existing conditions caused by past operations. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as damages and other costs, when estimable. We monitor the balance of accrued undiscounted environmental liabilities on a regular basis. We record liabilities for environmental costs at a specific site when our liability for such costs is probable and a reasonable estimate of the associated costs can be made. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of our ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stage of investigation at certain sites, the lengthy time frames required to complete remediation alternatives available and the evolving nature of environmental laws and regulations.

          The following table presents the activity of our environmental reserve for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Years Ended December 31,

	2003	2002	2001

Balance at beginning of period	$2,051	$1,222	$665
Charges to expense	1,490	2,901	1,582
Deductions and other	(1,848)	(2,072)	(1,025)

Balance at end of period	$1,693	$2,051	$1,222

Operating, General and Administrative Expenses

          The Parent Partnership allocates operating, general and administrative expenses to us for legal, insurance, financial, communication and other administrative services based upon the estimated level of effort devoted to our various operations. We believe that the method for allocating corporate operating, general and administrative expenses is reasonable. Total operating, general and administrative expenses reflected in the accompanying consolidated financial statements are representative of the total operating, general and administrative costs we would have incurred as a separate entity.

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

Comprehensive Income

          SFAS No. 130, Reporting Comprehensive Income requires certain items such as foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments to be reported in a financial statement. For the years ended December 31, 2003, 2002, and 2001, our comprehensive income equaled our reported net income.

Use of Derivatives

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

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          Our derivative instrument consists of an interest rate swap. For all hedging relationships, we formally document at inception the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair value or cash flow to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

          For derivative instruments designated as fair value hedges, gains and losses on the derivative instrument are offset against related results on the hedged item in the statement of income. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair value hedge or a cash flow hedge is reported immediately in earnings.

          According to SFAS 133, as amended, we are required to discontinue hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

          When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, we continue to carry the derivative on the balance sheet at its fair value and no longer adjust the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we continue to carry the derivative on the balance sheet at its fair value, remove any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet, and recognize any gain or loss in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, we continue to carry the derivative on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in its fair value in earnings.

          The adoption of SFAS 133 and SFAS 138 had no impact on us.

Unit Option Plan

          Our Parent Partnership has not granted options for any periods presented. For options outstanding under the 1994 Long Term Incentive Plan (see Note 15. Unit-Based Compensation), the Parent Partnership followed the intrinsic value method of accounting for recognizing stock-based compensation expense. Under this method, the Parent Partnership records no compensation expense for unit options granted when the exercise price of the options

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

granted is equal to, or greater than, the market price of our Parent Partnership’s Limited Partner Units on the date of the grant During the year ended December 31, 2003, all remaining outstanding unit options were exercised.

          In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure was issued. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in Note 15. Unit-Based Compensation.

          Assuming the Parent Partnership had used the fair value method of accounting for its unit option plan, pro forma net income for the years ended December 31, 2002 and 2001, would be lower than reported net income by an immaterial amount. Pro forma net income would equal reported net income for the year ended December 31, 2003. The adoption of SFAS 148 did not have an effect on our financial position, results of operations or cash flows.

New Accounting Pronouncements

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We are required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, we were required to apply FIN 46 on July 1, 2003. In connection with the adoption of FIN 46, we evaluated our investments in Centennial Pipeline LLC and Mont Belvieu Storage Partners, L.P. and determined that these entities are not variable interest entities as defined by FIN 46, and thus we have accounted for them as equity method investments (see Note 6. Equity Investments). The adoption of FIN 46 did not have an effect on our financial position, results of operations or cash flows.

          In December 2003, the FASB revised FIN 46. The revised statement, FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”) clarifies some of the requirements of FIN 46, eases some implementation problems that companies experienced implementing FIN 46, adds new scope exceptions, and makes the probability more likely for many companies that potential variable interest entities will be identified and consolidated. We are required to apply the new requirements detailed in FIN 46(R) as of March 31, 2004. We are evaluating our investments in Centennial Pipeline LLC and Mont Belvieu Storage Partners, L.P. to determine the impact, if any, of the adoption of FIN 46(R). We do not believe the adoption of FIN 46(R) will have a material effect on our financial position, results of operations or cash flows.

          In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to conform and incorporate derivative implementation issues and subsequently issued accounting guidance. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. However, certain SFAS 133 implementation issues that were effective for all fiscal quarters prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We adopted SFAS 149 effective July 1, 2003. The adoption of SFAS 149 did not have an effect on our financial position, results of operations or cash flows.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain freestanding financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). We adopted SFAS 150 effective July 1, 2003. The adoption of SFAS 150 did not have an effect on our financial position, results of operations or cash flows.

          In May 2003, the EITF reached consensus in EITF 01-08, Determining Whether an Arrangement Contains a Lease, to clarify the requirements of identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to mandate reporting revenue as rental or leasing income that otherwise would be reported as part of product sales or service revenue. EITF 01-08 requires both parties in an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13, Accounting For Leases. We have historically leased storage capacity to outside parties and entered into pipeline capacity lease agreements both as the lessee and as the lessor. The accounting requirements under the consensus could affect the timing of revenue and expense recognition, and revenues reported as transportation and storage services might have to be reported as rental or leasing income. Should capital-lease treatment be necessary, purchasers of transportation and storage services in the arrangements would have to recognize new assets on their balance sheets. The consensus is to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods beginning after May 28, 2003. Previous arrangements that would be leases or would contain a lease according to the consensus will continue to be accounted for as transportation and storage purchases or sales arrangements. As we enter into new arrangements, we will assess the impact of EITF 01-08 on the arrangement. The adoption of EITF 01-08 did not have a material effect on our financial position, results of operations or cash flows.

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

          On December 8, 2003, President Bush signed into a law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. We anticipate that the benefits our Parent Partnership pays after 2006 could be lower as a result of the new Medicare provisions; however, at this time the retiree medical obligations and costs reported do not reflect any changes as a result of this legislation. Deferring the recognition of the new Medicare provisions’ impact is permitted by FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, due to open questions about some of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters. The final accounting guidance could require changes to previously reported information. We do not believe that this regulation will have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 3. INTANGIBLE ASSETS

          We account for our intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets which was issued by the FASB in July 2001. SFAS 142 prohibits amortization of goodwill and intangible assets with

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

indefinite useful lives, but instead requires testing for impairment at least annually. SFAS 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. At a minimum, we will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required.

          The following table reflects the components of amortized intangible assets, included in other assets on the consolidated balance sheets at December 31, 2003 and 2002 (in thousands):

	December 31, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Transportation agreements	$1,328	$(194)	$1,328	$(127)

          At December 31, 2003, we had $33.4 million of excess investment in our equity investment in Centennial Pipeline LLC, which was created upon formation of the company (see Note 6. Equity Investments). The excess investment is included in our equity investments account at December 31, 2003. This excess investment is accounted for as an intangible asset with an indefinite life. We completed an impairment analysis of the excess investment in Centennial Pipeline LLC during the year ended December 31, 2003, and we noted no indication of impairment. We will assess the intangible asset for impairment on an annual basis.

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

          Amortization expense on intangible assets was $0.1 million for each of the years ended December 31, 2003, 2002 and 2001.

          Estimated amortization expense on intangible assets will be $0.1 million for each of the years ending December 31, 2004 through 2008.

NOTE 4. INTEREST RATE SWAP

          On October 4, 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes. Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the years ended December 31, 2003, and 2002, we recognized reductions in interest expense of $10.0 million and $8.6 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarter ended December 31, 2003, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap was a gain of approximately $2.3 million and $13.6 million at December 31, 2003, and 2002, respectively.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5. ASSET RETIREMENT OBLIGATIONS

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

          Our assets consist primarily of an interstate trunk pipeline system and a series of storage facilities that originate along the upper Texas Gulf Coast and extend through the Midwest and northeastern United States. We transport refined products, LPGs and petrochemicals through the pipeline system. These products are primarily received in the south end of the system and stored and/or transported to various points along the system per customer nominations.

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

NOTE 6. EQUITY INVESTMENTS

          In August 2000, we entered into agreements with Panhandle Eastern Pipeline Company (“PEPL”), a former subsidiary of CMS Energy Corporation, and Marathon Ashland Petroleum LLC (“Marathon”) to form Centennial Pipeline LLC (“Centennial”). Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois. Through February 9, 2003, each participant owned a one-third interest in Centennial. On February 10, 2003, we and Marathon each acquired an additional interest in Centennial from PEPL for $20.0 million each, increasing our percentage ownerships in Centennial to 50% each. During the year ended December 31, 2003, including the amount paid for the acquisition of the additional ownership interest, we invested $24.0 million in Centennial, which is included in the equity investment balance at December 31, 2003.

          As of January 1, 2003, we and Louis Dreyfus Energy Services, L.P. (“Louis Dreyfus”) formed Mont Belvieu Storage Partners, L.P. (“MB Storage”). We and Louis Dreyfus each own a 50% ownership interest in MB Storage. The purpose of MB Storage is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections. MB Storage is a service-oriented, fee-based venture with no commodity trading activity. We continue to operate the facilities for MB Storage. Effective January 1, 2003, we contributed property, plant and equipment with a net book value of $67.4 million to MB Storage. Additionally, as of the contribution date, Louis Dreyfus had invested $6.1 million for expansion projects for MB Storage that we were required to reimburse if the original joint development and marketing agreement was terminated by either party. This deferred liability was also contributed and converted to the capital account of Louis Dreyfus in MB Storage.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          We receive the first $1.8 million per quarter (or $7.15 million on an annual basis) of MB Storage’s gross income less mandatory capital expenditures plus capital contributions, as defined in the operating agreement. Any amount of MB Storage’s gross income in excess of the $7.15 million is allocated evenly between Louis Dreyfus and us, except for depreciation expense. Each partner is allocated depreciation expense based upon assets each originally contributed to MB Storage. Depreciation expense on assets constructed or acquired by MB Storage is allocated evenly between Louis Dreyfus and us. For the year ended December 31, 2003, our sharing ratio in the earnings of MB Storage was approximately 70.4%. During the year ended December 21, 2003, excluding the contribution of property, plant and equipment, we contributed $2.5 million to MB Storage. In December 2003, we received a distribution of $5.3 million from MB Storage.

          We use the equity method of accounting to account for our investments in Centennial and MB Storage. Summarized combined financial information for Centennial and MB Storage for the year ended December 31, 2003, and for Centennial for the year ended December 31, 2002, is presented below (in thousands):

	Years Ended
	December 31,

	2003	2002

Revenues	$54,035	$16,460
Net loss	(5,111)	(21,503)

          Summarized combined balance sheet data for Centennial and MB Storage as of December 31, 2003, and for Centennial as of December 31, 2002, is presented below (in thousands):

	December 31,

	2003	2002

Current assets	$26,771	$8,184
Noncurrent assets	351,241	285,885
Current liabilities	35,032	19,949
Long-term debt	140,000	140,000
Noncurrent liabilities	13,182	14,875
Partners’ capital	189,798	119,245

          Our investment in Centennial includes an excess net investment amount of $33.4 million (see Note 3. Intangible Assets). Excess investment is the amount by which our investment balance exceeds our proportionate share of the net assets of the investment.

NOTE 7. RELATED PARTY TRANSACTIONS

Parent Partnership, Duke Energy, DEFS and Affiliates

          We have no employees, and we are managed by TEPPCO GP, a wholly owned subsidiary of our Parent Partnership. The Parent Partnership is managed by the Company, which is a wholly owned subsidiary of DEFS. Duke Energy holds an interest of approximately 70% in DEFS, and ConocoPhillips holds the remaining 30%. According to the Partnership Agreement, the General Partner and the Company are entitled to reimbursement of all direct and indirect expenses related to our business activities.

          For the years ended December 31, 2003, 2002 and 2001, we incurred direct expenses of $45.5 million, $46.6 million and $41.3 million, respectively, which were charged to us by DEFS. Substantially all of these costs

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

were related to payroll and payroll related expenses. For the years ended December 31, 2003, 2002 and 2001, expenses for administrative services and overhead allocated to us by the Company (including Duke Energy and its affiliates) were $1.0 million, $0.8 million and $0.5 million, respectively.

          Our Parent Partnership allocates operating, general and administrative expenses to us for legal, insurance, financial, communication and other administrative services based upon the estimated level of effort devoted to our various operations. In addition, we make cash payments on behalf of the Parent Partnership for various expenses. At December 31, 2003, we had a net payable of $8.9 million to the Parent Partnership, and at December 31, 2002, we had a net receivable of $1.8 million from the Parent Partnership related to these affiliated activities.

          Effective with the purchase of the fractionation facilities on March 31, 1998, TEPPCO Colorado and DEFS entered into a 20-year Fractionation Agreement, under which TEPPCO Colorado received a variable fee for all fractionated volumes delivered to DEFS. Revenues recognized from the fractionation facilities totaled $3.1 million and $7.4 million for the years ended December 31, 2002 and 2001, respectively. TEPPCO Colorado and DEFS also entered into an Operation and Maintenance Agreement, whereby DEFS operated and maintained the fractionation facilities. For these services, TEPPCO Colorado paid DEFS a set volumetric rate for all fractionated volumes delivered to DEFS. Expenses related to the Operation and Maintenance Agreement totaled $0.4 million and $0.9 million for the years ended December 31, 2002 and 2001, respectively. On May 31, 2002, TEPPCO Colorado was transferred to TEPPCO Midstream.

          Effective May 2001, we entered into an agreement with an affiliate of DEFS to commit sole utilization of our Providence terminal to an affiliate of DEFS. We operate the terminal and provide propane loading services to an affiliate of DEFS. During the years ended December 31, 2003, 2002 and 2001, revenues of $3.2 million, $2.3 million and $1.5 million from an affiliate of DEFS, respectively, were recognized pursuant to this agreement.

          At December 31, 2003 and 2002, we had a receivable from DEFS of $0.2 million and $0.1 million, respectively, related to payroll related expenses owed by DEFS. At December 31, 2003 and 2002, we had a payable to DEFS of $0.8 million and $5.7 million, respectively, related to payroll and administrative services provided by DEFS.

          The Parent Partnership contracts with Bison Insurance Company Limited (“Bison”), a wholly owned subsidiary of Duke Energy, for a majority of its insurance coverage, including property, liability, auto and directors and officers insurance coverage. The Parent Partnership allocates insurance expense to us, and we believe that the total insurance expense allocated to us is representative of the insurance costs we would have incurred as a separate entity. For the years ended December 31, 2003 and 2002, the Parent Partnership paid insurance premiums to Bison and allocated $3.3 million and $2.1 million, respectively, of insurance expense to us. At December 31, 2003 and 2002, we had insurance reimbursement receivables due from Bison of $1.9 million and $1.1 million, respectively.

          At December 31, 2003, we had a loan of propane outstanding to DEFS with a total value of $1.4 million. We will earn a nominal rental fee of $0.1 million on this transaction. This propane will be returned to us in February 2004. We regularly loan inventory for a fee to third parties and affiliates as part of our inventory management practice.

Centennial

          In August 2000, we entered into agreements with PEPL and Marathon to form Centennial (see Note 6. Equity Investments). At December 31, 2003, we had a 50% ownership interest in Centennial. We have entered into a management agreement with Centennial to operate Centennial’s terminal at Creal Springs and pipeline connection in Beaumont, Texas. For each of the years ended December 31, 2003 and 2002, we recognized management fees of $0.2 million from Centennial, and actual operating expenses billed to Centennial were $4.4 million and $4.0 million, respectively.

          We also have a joint tariff with Centennial to deliver products at our locations using Centennial’s pipeline as part of the delivery route to connecting carriers. As the delivering pipeline, we invoice the shippers for the entire delivery rate, record only the net rate attributable to us as transportation revenues and record a liability for the amounts due to Centennial for its share of the tariff. At December 31, 2003 and 2002, we had a payable balance of $2.3 million and $1.0 million, respectively, to Centennial for its share of the joint tariff deliveries. In addition, we

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

perform ongoing construction services for Centennial and bill Centennial for labor and other costs to perform the construction. At December 31, 2003 and 2002, we had a receivable balance of $1.3 million and $1.9 million, respectively, due from Centennial for reimbursement of construction services provided to Centennial.

          In January 2003, we entered into a pipeline capacity lease agreement with Centennial for a period of five years that contains a minimum throughput requirement. For the year ended December 31, 2003, we incurred $3.8 million of rental charges related to the lease of pipeline capacity on Centennial.

MB Storage

          Effective January 1, 2003, we entered into agreements with Louis Dreyfus to form MB Storage (see Note 6. Equity Investments). We operate the facilities for MB Storage. We and MB Storage have entered into a pipeline capacity lease agreement, and for the year ended December 31, 2003, we recognized $0.1 million in rental revenue related to this lease agreement. We also billed MB Storage $2.3 million for direct payroll and payroll related expenses for operating MB Storage during the year ended December 31, 2003. At December 31, 2003, we had a payable balance to MB Storage of $0.2 million for advances MB Storage paid for operating costs, including payroll and related expenses.

NOTE 8. OTHER CURRENT ASSETS

          The major components of other current assets were as follows (in thousands):

	December 31,

	2003	2002

Interest receivable from interest rate swap	$4,680	$3,986
Reimbursable receivables	1,378	3,508
Prepaid insurance and other	1,449	2,308
Insurance receivable	1,933	1,133
Short-term investments	—	750
Other	790	254

Total	$10,230	$11,939

NOTE 9. INVENTORIES

          Inventories are valued at the lower of cost (based on weighted average cost method) or market. The costs of inventories did not exceed market values at December 31, 2003 and 2002. The major components of inventories were as follows (in thousands):

	December 31,

	2003	2002

Refined products	$6,632	$5,164
LPGs	517	1,991
Other products	—	845
Materials and supplies	4,037	3,738

Total	$11,186	$11,738

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

          Major categories of property, plant and equipment were as follows (in thousands):

	December 31,

	2003	2002

Land and right of way	$34,203	$33,724
Line pipe and fittings	575,656	570,229
Storage tanks	96,036	116,215
Buildings and improvements	30,055	9,046
Machinery and equipment	161,613	215,973
Construction work in progress	64,217	62,119

Total property, plant and equipment	$961,780	$1,007,306
Less accumulated depreciation and amortization	279,395	284,458

Net property, plant and equipment	$682,385	$722,848

          Depreciation expense on property, plant and equipment was $31.0 million, $30.1 million and $26.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 11. OTHER CURRENT LIABILITIES

          The major components of other current liabilities were as follows (in thousands):

	December 31,

	2003	2002

Compensation accruals	$8,168	$5,355
Inventory payables	417	322
Current portion of deferred revenue	1,013	1,153
Retainage	631	408
Other	3,754	2,159

Total	$13,983	$9,397

NOTE 12. DEBT

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

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of December 31, 2003, we were in compliance with the covenants of the Senior Notes.

          We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above. At December 31, 2003 and 2002, the Senior Notes include the fair value of our interest rate swap of $2.3 million and $13.6 million, respectively. See Note 4. Interest Rate Swap.

          At December 31, 2003, the estimated fair values of the 6.45% Senior Notes and 7.51% Senior Notes were approximately $204.8 million and $228.0 million, respectively. Market prices for recent transactions and rates currently available to us for debt with similar terms and maturities were used to estimate fair value.

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

          On April 6, 2001, our Parent Partnership entered into a $500.0 million revolving credit facility including the issuance of letters of credit of up to $20.0 million (“Three Year Facility”). The interest rate was based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contained certain restrictive financial covenant ratios. During 2002, our Parent Partnership’s borrowings under the Three Year Facility were used to finance the acquisitions of the Chaparral NGL system on March 1, 2002, and the Val Verde Gas Gathering System (“Val Verde”) on June 30, 2002, and for general Parent Partnership purposes. During 2002, our Parent Partnership made repayments on the Three Year Facility with proceeds from the issuance of its 7.625% Senior Notes, proceeds from the issuance of additional Limited Partner Units and proceeds from the termination of interest rate swaps. During the first quarter of 2003, our Parent Partnership repaid $182.0 million of the outstanding balance of the Three Year Facility with proceeds from the issuance of its 6.125% Senior Notes on January 30, 2003. On June 27, 2003, our Parent Partnership repaid the outstanding balance under the Three Year Facility with borrowings under a new credit facility and canceled the Three Year Facility.

          On February 20, 2002, our Parent Partnership issued $500.0 million principal amount of 7.625% Senior Notes due 2012. The 7.625% Senior Notes were issued at a discount of $2.2 million and are being accreted to their face value over the term of the notes. The Parent Partnership used the proceeds from the offering to reduce a portion of the outstanding balances of its credit facilities. The Senior Notes may be redeemed at any time at our Parent Partnership’s option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing these 7.625% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our Parent Partnership’s ability to incur additional indebtedness.

          On January 30, 2003, our Parent Partnership issued $200.0 million principal amount of 6.125% Senior Notes due 2013. The 6.125% Senior Notes were issued at a discount of $1.4 million and are being accreted to their

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

face value over the term of the notes. The Parent Partnership used $182.0 million of the proceeds from the offering to reduce the outstanding principal on the Three Year Facility to $250.0 million. The balance of the net proceeds received was used for general Parent Partnership purposes. The Senior Notes may be redeemed at any time at our Parent Partnership’s option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing the 6.125% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit the Parent Partnership’s ability to incur additional indebtedness.

          On June 27, 2003, our Parent Partnership entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”). The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios. Our Parent Partnership borrowed $263.0 million under the Revolving Credit Facility and repaid the outstanding balance of the Three Year Facility. At December 31, 2003, $210.0 million was outstanding under the Revolving Credit Facility.

          As of December 31, 2003 and 2002, we had an intercompany note payable to our Parent Partnership of $211.3 million and $154.1 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at December 31, 2003, was 5.8%. At December 31, 2003, accrued interest includes $3.3 million due to the Parent Partnership. For the year ended December 31, 2003, interest costs incurred on the note payable to our Parent Partnership totaled $11.1 million.

Short Term Credit Facilities

          On April 6, 2001, our Parent Partnership entered into a 364-day, $200.0 million revolving credit agreement (“Short-term Revolver”). The interest rate was based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contained certain restrictive financial covenant ratios. On March 28, 2002, the Short-term Revolver was extended for an additional period of 364 days, ending in March 2003. During 2002, the Parent Partnership’s borrowings under the Short-term Revolver were used to finance the acquisition of the Val Verde assets and for other purposes. During 2002, our Parent Partnership repaid the existing amounts outstanding under the Short-term Revolver with proceeds received from the issuance of Limited Partner Units in 2002. The Short-term Revolver expired on March 27, 2003.

NOTE 13. CONCENTRATIONS OF CREDIT RISK

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

          For the year ended December 31, 2003, we had one customer, Marathon Ashland Petroleum LLC, which accounted for 18% of our total consolidated revenues. No other customer accounted for 10% or more of our total consolidated revenues for the years ended December 31, 2003, 2002 or 2001.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          The carrying amount of cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable and accrued liabilities, other current liabilities and notes payable approximates their fair value due to their short-term nature.

NOTE 14. QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

          We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion. We pay distributions of 99.999% to the Parent Partnership and 0.001% to the General Partner.

          For the years ended December 31, 2003, 2002 and 2001, cash distributions paid to our Parent Partnership totaled $106.5 million, $94.9 million and $80.9 million, respectively. The distribution increases reflect our success in improving cash flow levels. On February 6, 2004, we paid a cash distribution to our Parent Partnership of $28.9 million for the quarter ended December 31, 2003.

NOTE 15. UNIT-BASED COMPENSATION

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

          When our Parent Partnership’s calendar year earnings per unit (exclusive of certain special items) exceeds a stated threshold, each participant receives a credit to their respective Performance Unit account equal to the earnings per unit excess multiplied by the number of Performance Units awarded. The balance in the Performance Unit account may be used to offset the cost of exercising Parent LPU options granted in connection with the Performance Units or may be withdrawn two years after the underlying options expire, usually 10 years from the date of grant. Any unused balance previously credited is forfeited upon termination. The Parent Partnership accrues compensation expense for the Performance Units awarded annually based upon the terms of the plan discussed above. We are allocated a portion of the compensation expense (see Note 2. Summary of Significant Accounting Policies).

          Under the agreement for such Parent LPU options, the options become exercisable in equal installments over periods of one, two, and three years from the date of the grant. At December 31, 2003, 42,000 Performance Units granted in 1995 with an earnings threshold of $1.25 remain outstanding. The Performance Units expire in 2005.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          A summary of Parent LPU options granted under the terms of the 1994 LTIP is presented below:

	Options	Options	Exercise
	Outstanding	Exercisable	Range

Parent LPU Options:
Outstanding at December 31, 2000	290,864	160,529	$13.81 - $25.69
Forfeited	(2,800)	—	$25.25
Became exercisable	—	81,669	$25.25 - $25.69
Exercised	(98,376)	(98,376)	$13.81 - $25.69

Outstanding at December 31, 2001	189,688	143,822	$13.81 - $25.69
Became exercisable	—	45,866	$25.25
Exercised	(99,597)	(99,597)	$13.81 - $25.69

Outstanding at December 31, 2002	90,091	90,091	$13.81 - $25.69
Exercised	(90,091)	(90,091)	$13.81 - $25.69

Outstanding at December 31, 2003	—	—

          Our Parent Partnership has not granted options for any periods presented. During the year ended December 31, 2003, all remaining outstanding Parent LPU options were exercised. For options previously outstanding, the Parent Partnership followed the intrinsic value method for recognizing stock-based compensation expense. The exercise price of all options awarded under the 1994 LTIP equaled the market price of the Parent LPUs on the date of grant. Accordingly, the Parent Partnership recognized no compensation expense at the date of grant. Had compensation expense been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, compensation expense related to option grants would have been immaterial for the years ended December 31, 2002 and 2001, and no compensation expense would have been recognized for the year ended December 31, 2003.

1999 and 2002 Phantom Unit Plans

          Effective September 1, 1999, the Company adopted the Texas Eastern Products Pipeline Company, LLC 1999 Phantom Unit Retention Plan (“1999 PURP”). Effective June 1, 2002 the Company adopted the Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan (“2002 PURP”). The 1999 PURP and the 2002 PURP provide key employees with incentive awards whereby a participant is granted phantom units. These phantom units are automatically redeemed for cash based on the vested portion of the fair market value of the phantom units at stated redemption dates. The fair market value of each phantom unit is equal to the closing price of a Parent LPU as reported on the New York Stock Exchange on the redemption date.

          Under the agreement for the phantom units, each participant will vest 10% of the number of phantom units initially granted under his or her award at the end of each of the first four years and will vest the final 60% at the end of the fifth year. Each participant is required to redeem their units as they vest. They are also entitled to quarterly cash distributions equal to the product of the number of phantom units outstanding for the participant and the amount of the cash distribution that the Parent Partnership paid per unit to Parent LPU unitholders. A total of 26,040 phantom units granted under the 1999 PURP remain outstanding at December 31, 2003. A total of 67,230 phantom units granted under the 2002 PURP remain outstanding at December 31, 2003. The Parent Partnership accrues compensation expense annually based upon the terms of the 1999 PURP and 2002 PURP discussed above. We are allocated a portion of the compensation expense (see Note 2. Summary of Significant Accounting Policies). At December 31, 2003 and 2002, we had an accrued liability balance of $1.6 million and $0.8 million, respectively, for compensation related to the 1999 PURP and 2002 PURP.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2000 Long Term Incentive Plan

          Effective January 1, 2000, the Company established the Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan (“2000 LTIP”) to provide key employees incentives to achieve improvements in our financial performance. Generally, upon the close of a three-year performance period, if the participant is then still an employee of the Company, the participant will receive a cash payment in an amount equal to (1) the applicable performance percentage specified in the award multiplied by (2) the number of phantom Parent LPUs granted under the award multiplied by (3) the average of the closing prices of a Parent LPU over the ten consecutive trading days immediately preceding the last day of the performance period. Generally, a participant’s performance percentage is based upon the improvement of our Parent Partnership’s Economic Value Added during a three-year performance period over the Economic Value Added during the three-year period immediately preceding the performance period. If a participant incurs a separation from service during the performance period due to death, disability or retirement (as such terms are defined in the 2000 LTIP), the participant will be entitled to receive a cash payment in an amount equal to the amount computed as described above multiplied by a fraction, the numerator of which is the number of days that have elapsed during the performance period prior to the participant’s separation from service and the denominator of which is the number of days in the performance period. At December 31, 2003, phantom Parent LPUs outstanding were 31,800, 22,300 and 24,103 for awards granted in 2003, 2002 and 2001, respectively.

          Economic Value Added means our Parent Partnership’s average annual EBITDA for the performance period minus the product of our Parent Partnership’s average asset base and cost of capital for the performance period. For purposes of the 2000 LTIP for plan years 2000 through 2002, EBITDA means our Parent Partnership’s earnings before net interest expense, depreciation and amortization and its proportional interest in EBITDA of its joint ventures as presented in its consolidated financial statements prepared in accordance with generally accepted accounting principles, except that in its discretion the Compensation Committee of the Company may exclude gains or losses from extraordinary, unusual or non-recurring items. For the year ended December 31, 2003, EBITDA means, in addition to the above, earnings before other income – net. Average asset base means the quarterly average, during the performance period, of its gross value of property, plant and equipment, plus products and crude oil operating oil supply and the gross value of intangibles and equity investments. The Parent Partnership’s cost of capital is approved by the Compensation Committee at the date of award grant.

          In addition to the payment described above, during the performance period, the Company will pay to the Participant the amount of cash distributions that the Parent Partnership would have paid to its unitholders had the participant been the owner of the number of Parent LPUs equal to the number of phantom Parent LPUs granted to the participant under this award. The Parent Partnership accrues compensation expense annually based upon the terms of the 2000 LTIP discussed above. We are allocated a portion of the compensation expense (see Note 2. Summary of Significant Accounting Policies). At December 31, 2003 and 2002, we had an accrued liability balance of $2.9 million and $1.8 million, respectively, for compensation related to the 2000 LTIP.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16. OPERATING LEASES

          We use leased assets in several areas of our operations. Total rental expense for the years ended December 31, 2003, 2002, and 2001 was $16.0 million, $8.5 million and $7.1 million, respectively. The following table sets forth our minimum rental payments under our various operating leases for the years ending December 31 (in thousands):

2004	$11,643
2005	11,111
2006	9,905
2007	8,166
2008	4,918
Thereafter	10,778

$56,521

NOTE 17. EMPLOYEE BENEFITS

Retirement Plans

          The Parent Partnership has adopted the TEPPCO Retirement Cash Balance Plan (“TEPPCO RCBP”), which is a noncontributory, trustee-administered pension plan. In addition, certain executive officers participate in the TEPPCO Supplemental Benefit Plan (“TEPPCO SBP”), which is a noncontributory, nonqualified, defined benefit retirement plan. The TEPPCO SBP was established to restore benefit reductions caused by the maximum benefit limitations that apply to qualified plans. The benefit formula for all eligible employees is a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit based upon pay credits and current interest credits. The pay credits are based on a participant’s salary, age and service. We use a December 31 measurement date for these plans.

          The components of net pension benefits costs allocated to us for the TEPPCO RCBP and the TEPPCO SBP for the years ended December 31, 2003, 2002 and 2001, were as follows (in thousands):

	2003	2002	2001

Service cost benefit earned during the year	$2,160	$1,957	$1,833
Interest cost on projected benefit obligation	347	221	100
Expected return on plan assets	(432)	(291)	(128)
Amortization of prior service cost	7	7	8
Recognized net actuarial loss	18	7	—

Net pension benefits costs	$2,100	$1,901	$1,813

Other Postretirement Benefits

          Effective January 1, 2001, the Parent Partnership provides employees with certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis (“TEPPCO OPB”). Employees become eligible for these benefits if they meet certain age and service requirements at retirement, as defined in the plans. The Parent Partnership provides a fixed dollar contribution, which does not increase from year to year, towards retired employee medical costs. The retiree pays all health care cost increases due to medical inflation. We use a December 31 measurement date for this plan.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          The components of net postretirement benefits cost allocated to us for the TEPPCO OPB for the years ended December 31, 2003, 2002 and 2001, were as follows (in thousands):

	2003	2002	2001

Service cost benefit earned during the year	$91	$75	$72
Interest cost on accumulated postretirement benefit obligation	117	101	100
Amortization of prior service cost	112	112	112

Net postretirement benefits costs	$320	$288	$284

          The Parent Partnership employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

          The weighted average assumptions used to determine benefit obligations for the retirement plans and other postretirement benefit plans at December 31, 2003 and 2002, were as follows:

			Other Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

Discount rate	6.25%	6.75%	6.25%	6.75%
Increase in compensation levels	5.00%	5.00%	—	—
Expected long-term rate of return on plan assets	8.00%	9.00%	—	—

          The weighted average assumptions used to determine net periodic benefit cost for the retirement plans and other postretirement benefit plans for the years ended December 31, 2003 and 2002, were as follows:

			Other Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

Discount rate	6.75%	7.25%	6.75%	7.25%
Increase in compensation levels	5.00%	5.00%	—	—
Expected long-term rate of return on plan assets	9.00%	9.00%	—	—

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          The following table sets forth the Parent Partnership’s pension and other postretirement benefits changes in benefit obligation, fair value of plan assets and funded status as of December 31, 2003 and 2002 (in thousands):

			Other Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$5,231	$2,900	$1,691	$1,563
Transfers to Parent Partnership subsidiary (1)	—	(84)	—	(12)
Service cost	2,160	1,957	91	75
Interest cost	347	221	117	101
Actuarial (gain)/loss	186	359	204	(24)
Retiree contributions	—	—	47	24
Benefits paid	(220)	(122)	(62)	(36)

Benefit obligation at end of year	$7,704	$5,231	$2,088	$1,691

Change in plan assets
Fair value of plan assets at beginning of year	$4,867	$3,041	$—	$—
Transfer to Parent Partnership subsidiary (1)	—	(61)	—	—
Actual return on plan assets	459	(71)	—	—
Retiree contributions	—	—	47	24
Employer contributions	2,567	2,080	15	12
Benefits paid	(220)	(122)	(62)	(36)

Fair value of plan assets at end of year	$7,673	$4,867	$—	$—

Reconciliation of funded status
Funded status	$(30)	$(364)	$(2,088)	$(1,691)
Unrecognized prior service cost	40	47	1,001	1,113
Unrecognized actuarial loss	924	783	233	28

Net amount recognized	$934	$466	$(854)	$(550)

(1)	Indicates transfer of employees from us to another subsidiary of the Parent Partnership.

Plan Assets

          Our Parent Partnership employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, both growth and value equity style, and small, mid and large capitalizations. Investment risk and return parameters are reviewed and evaluated periodically to ensure compliance with stated investment objectives and guidelines. This comprehensive review incorporates investment portfolio performance, annual liability measurements and periodic asset/liability studies.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          The following table sets forth the weighted average asset allocations for the retirement plans and other postretirement benefit plans as of December 31, 2003 and 2002, by asset category (in thousands):

	December 31,

Asset Category	2003	2002

Equity securities	47%	21%
Debt securities	30%	56%
Other (money market and cash)	23%	23%

Total	100%	100%

          The Parent Partnership expects to contribute approximately $3.0 million to the retirement plans and other postretirement benefit plans in 2004. We expect to be allocated a share of these contributions (see Note 2. Summary of Significant Accounting Policies).

Other Plans

          DEFS also sponsors an employee savings plan, which covers substantially all employees. Plan contributions on behalf of the Company of $3.1 million, $2.6 million and $2.1 million were expensed during the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 18. COMMITMENTS AND CONTINGENCIES

          In the fall of 1999 and on December 1, 2000, the Company and the Parent Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the Company and the Parent Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et al. (including the Company and the Parent Partnership). In both cases, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. We have filed an answer to both complaints, denying the allegations, as well as various other motions. These cases are not covered by insurance. Discovery is ongoing, and we are defending ourselves vigorously against the lawsuits. The plaintiffs have not stipulated the amount of damages that they are seeking in the suits. We cannot estimate the loss, if any, associated with these pending lawsuits.

          On December 21, 2001, we were named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana, styled Rebecca L. Grisham et al. v. TE Products Pipeline Company, Limited Partnership. In this case, the plaintiffs contend that our pipeline, which crosses the plaintiffs’ property, leaked toxic products onto their property and, consequently caused damages to them. We have filed an answer to the plaintiffs’ petition denying the allegations, and we are defending ourselves vigorously against the lawsuit. The plaintiffs have not stipulated the amount of damages they are seeking in the suit; however, this case is covered by insurance. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

          In May 2003, the Company was named as a defendant in a lawsuit styled John R. James, et al. v. J Graves Insulation Company, et al. as filed in the first Judicial District Court, Caddo Parish, Louisiana. There are numerous

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

plaintiffs identified in the action that are alleged to have suffered damages as the result of alleged exposure to asbestos-containing products and materials. According to the petition and as a result of a preliminary investigation, the Company believes that the only claim asserted against it results from one individual for the period from July 1971 through June 1972, who is alleged to have worked on a facility owned by the Company’s predecessor. This period represents a small portion of the total alleged exposure period from January 1964 through December 2001 for this individual. The individual’s claims involve numerous employers and alleged job sites. Currently, the Company has been unable to confirm involvement by the Company or its predecessors with the alleged location, and it is currently uncertain whether this case is covered by insurance. Discovery is planned, and the Company intends to defend itself vigorously against this lawsuit. The plaintiffs have not stipulated the amount of damages that they are seeking in this suit. We are obligated to reimburse the Company for any costs it incurs related to this lawsuit. We cannot estimate the loss, if any, associated with this pending lawsuit. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

          On April 2, 2003, Centennial was served with a petition in a matter styled Adams, et al. v. Centennial Pipeline Company LLC, et al. This matter involves approximately 2,000 plaintiffs who allege that over 200 defendants, including Centennial, generated, transported, and/or disposed of hazardous and toxic waste at two sites in Bayou Sorrell, Louisiana, an underground injection well and a landfill. The plaintiffs allege personal injuries, allergies, birth defects, cancer and death. The underground injection well has been in operation since May 1976. Based upon current information, Centennial appears to be a de minimis contributor, having used the disposal site during the two month time period of December 2001 to January 2002. Marathon has been handling this matter for Centennial under its operating agreement with Centennial. We have a 50% ownership interest in Centennial. Based upon Centennial’s limited involvement with the disposal site, we do not believe that the outcome of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

          On December 16, 2003, Centennial, the Company, the Parent Partnership and other Parent Partnership entities were named as defendants in a lawsuit in the 128th District Court of Orange County, Texas, styled Elwood Karr et al. v. Centennial Pipeline, LLC et al. In this case, the plaintiffs contend that our pipeline leaked toxic substances on their property, causing them property damage. We have filed an answer to the plaintiffs’ petition, denying the allegations, and we are defending ourselves vigorously against this lawsuit. This case is covered by insurance. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

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

          In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

operations, as well as to adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination. At December 31, 2003, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

          On March 17, 2003, we experienced a release of 511 barrels of jet fuel from a storage tank at our Blue Island terminal located in Cook County, Illinois. As a result of the release, we have entered into an Agreed Order with the State of Illinois. The Agreed Order requires us, in part, to complete a site investigation plan to delineate the scope of any potential contamination resulting from the release and to remediate any contamination present above regulatory standards. This site investigation plan has been completed and submitted to the State of Illinois. The Agreed Order does not contain any provision for any fines or penalties; however, it does not preclude the State of Illinois from assessing these at a later date. We do not expect that the completion of the remediation program will have a future material adverse effect on our financial position, results of operations or cash flows.

          Centennial entered into credit facilities totaling $150.0 million, and as of December 31, 2003, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of its pipeline system. We and Marathon have each guaranteed one-half of Centennial’s debt, up to a maximum amount of $75.0 million each.

          Rates of interstate petroleum products pipeline companies, like us, are currently regulated by the FERC primarily through an index methodology, which allows a pipeline to change its rates based on the change from year to year in the Producer Price Index for finished goods (“PPI Index”). Effective as of February 24, 2003, FERC Order on Remand modified the PPI Index from PPI – 1% to PPI. On April 22, 2003, several shippers filed a petition in the United States Court of Appeals for the District of Columbia Circuit, Flying J. Inc., Lion Oil Company, Sinclair Oil Corporation and Tesoro Refining and Marketing Company vs. Federal Energy Regulatory Commission, Docket No. 03-1107, seeking a review of whether the FERC’s adoption of the PPI Index was reasonable and supported by the evidence. Oral arguments are scheduled for early 2004.

          As an alternative to using the PPI Index, interstate petroleum products pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings (“Market-Based Rates”) or agreements between shippers and petroleum products pipeline companies that the rate is acceptable.

          Substantially all of the petroleum products that we transport and store are owned by our customers. At December 31, 2003, we had approximately 17.3 million barrels of products in our custody that was owned by customers. We are obligated for the transportation, storage and delivery of such products on behalf of our customers. Our Parent Partnership maintains insurance adequate to cover product losses through circumstances beyond our control.

          Our Parent Partnership carries insurance coverage consistent with companies engaged in similar operations with similar type properties. The Parent Partnership allocates insurance expense to us, and we believe that the total insurance expense allocated to us is representative of the insurance costs we would have incurred as a separate entity. Our insurance coverage includes (1) commercial general public liability insurance for liabilities to third parties for bodily injury and property damage resulting from our operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage, and (4) property insurance covering the replacement value of all real and personal property damage, including damages arising from earthquake, flood damage and business interruption/extra expense. For select assets, our Parent Partnership also carries pollution liability insurance that provides coverage for historical and gradual pollution events. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          Our Parent Partnership also maintains excess liability insurance coverage above the established primary limits for commercial general liability and automobile liability insurance. Limits, terms, conditions and deductibles are comparable to those carried by other energy companies of similar size. The cost of our general insurance coverages continued to fluctuate over the past year reflecting the changing conditions of the insurance markets. These insurance policies, except for the pollution liability policies, are with Bison Insurance Company Limited, an insurance company that is wholly owned by Duke Energy (see Note 7. Related Party Transactions).

NOTE 19. DISCONTINUED OPERATIONS

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

          Condensed statements of income are shown below for TEPPCO Colorado for the years ended December 31, 2002 and 2001 (in thousands):

	Years Ended
	December 31,

	2002	2001

Revenues	$3,115	$7,394
Operating, general and administrative	369	880
Depreciation and amortization	840	2,015

Operating income	1,906	4,499
Interest expense	(1,015)	(2,899)
Other income – net	21	74

Net income	$912	$1,674

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (1)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

		(in thousands)
2003
Operating revenues	$66,969	$58,805	$63,741	$72,452
Operating income	28,634	15,899	16,625	19,402
Net income	20,567	8,773	8,796	11,345
2002
Operating revenues	$59,586	$54,656	$58,754	$70,542
Operating income	23,649	18,577	19,728	21,144
Income before discontinued operations	17,929	9,753	11,797	14,894
Income from discontinued operations	402	510	—	—
Net income	18,331	10,263	11,797	14,894

(1)	Amounts have been reclassified to reflect TEPPCO Colorado as discontinued operations.

EXHIBIT INDEX

23*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.