Form 10-Q
period 2004-03-31
TE PRODUCTS PIPELINE CO LP
filed 2004-04-29
CIK 1045548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-13603
____________________

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43	$188
Accounts receivable, trade (net of allowance for doubtful accounts of $374)	18,584	25,377
Accounts receivable, related parties	4,587	154
Inventories	10,171	11,186
Other	6,529	10,230

Total current assets	39,914	47,135

Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $287,422 and $279,395)	680,762	682,385
Equity investments	156,124	155,861
Other assets	26,701	15,267

Total assets	$903,501	$900,648

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$11,946	$11,518
Accounts payable, related parties	15,427	12,277
Accrued interest	7,714	15,877
Other accrued taxes	3,893	5,732
Other	8,087	13,983

Total current liabilities	47,067	59,387

Senior Notes	398,734	392,164
Note Payable, Parent Partnership	231,815	211,314
Other liabilities and deferred credits	14,782	14,995
Commitments and contingencies
Partners’ capital:
General partner’s interest	2	2
Limited partner’s interest	211,101	222,786

Total partners’ capital	211,103	222,788

Total liabilities and partners’ capital	$903,501	$900,648

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Operating revenues:
Transportation – Refined products	$30,971	$26,894
Transportation – LPGs	28,780	30,821
Other	13,911	9,254

Total operating revenues	73,662	66,969

Costs and expenses:
Operating, general and administrative	29,048	20,501
Operating fuel and power	8,049	8,178
Depreciation and amortization	8,638	7,008
Taxes – other than income taxes	2,843	2,648

Total costs and expenses	48,578	38,335

Operating income	25,084	28,634
Interest expense – net	(6,909)	(6,802)
Equity losses	(1,238)	(1,259)
Other income – net	272	(6)

Net income	$17,209	$20,567

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$17,209	$20,567
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,638	7,008
Losses in equity investments, net of distributions	1,238	1,259
Non-cash portion of interest expense	7	8
Decrease in accounts receivable	6,793	4,965
Decrease (increase) in inventories	1,015	(2,095)
Decrease in other current assets	3,700	3,910
Decrease in accounts payable and accrued expenses	(13,332)	(11,413)
Other	(8,200)	2,914

Net cash provided by operating activities	17,068	27,123

Cash flows from investing activities:
Acquisition of additional interest in Centennial Pipeline LLC	—	(20,000)
Investment in Centennial Pipeline LLC	(1,000)	(1,000)
Capital expenditures	(7,820)	(11,404)

Net cash used in investing activities	(8,820)	(32,404)

Cash flows from financing activities:
Proceeds from term loan	35,474	35,356
Repayments of term loan	(14,973)	(5,500)
Equity contribution – Parent Partnership	—	36
Distributions paid	(28,894)	(24,829)

Net cash (used in) provided by financing activities	(8,393)	5,063

Net decrease in cash and cash equivalents	(145)	(218)
Cash and cash equivalents at beginning of period	188	485

Cash and cash equivalents at end of period	$43	$267

Non-cash investing activities:
Net assets transferred to Mont Belvieu Storage Partners, L.P.	$—	$61,042

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$12,610	$13,789

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

     TE Products Pipeline Company, Limited Partnership (the “Partnership”), a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. (the “Parent Partnership”) owns a 99.999% interest in us as the sole limited partner. TEPPCO GP, Inc. (“TEPPCO GP” or “General Partner”), a subsidiary of the Parent Partnership, holds a 0.001% General Partner interest in us. Texas Eastern Products Pipeline Company, LLC (the “Company”), a Delaware limited liability company, serves as the general partner of our Parent Partnership. The Company is a wholly owned subsidiary of Duke Energy Field Services, LLC (“DEFS”), a joint venture between Duke Energy Corporation (“Duke Energy”) and ConocoPhillips. Duke Energy holds an interest of approximately 70% in DEFS, and ConocoPhillips holds the remaining interest of approximately 30%. TEPPCO GP, as general partner, performs all of the management and operating functions required for us in accordance with the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership (the “Partnership Agreement”). We reimburse our General Partner and the Company for all reasonable direct and indirect expenses that they incur in managing us.

     As used in this Report, “we,” “us,” and “our” means TE Products Pipeline Company, Limited Partnership.

     The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of March 31, 2004, and the results of our operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of results of our operations for the full year 2004. You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 2003. We have reclassified certain amounts from prior periods to conform with the current presentation.

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

     At March 31, 2004, and December 31, 2003, we had working capital deficits of $7.2 million and $12.3 million, respectively. Cash generated from operations and from our Parent Partnership’s credit facilities and debt and equity offerings are our primary sources of liquidity. Working capital deficits can occur primarily due to the timing of operating cash receipts from customers, payment of cash distributions and the payment of normal operating expenses and capital expenditures. Our Parent Partnership has historically made capital contributions, loans or otherwise provided liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so. At March 31, 2004, our Parent Partnership had $323.5 million in available borrowing capacity under its revolving credit facility and agreed to cover any working capital needs, if required.

New Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46, issued by the FASB in January 2003, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The revised statement, FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”), clarifies some of the requirements of FIN 46, eases some implementation problems that companies experienced implementing FIN 46, adds new scope exceptions and makes the probability more likely for many companies that potential variable interest entities will be identified and

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

consolidated. We adopted the new requirements detailed in FIN 46(R) as of March 31, 2004. In connection with our adoption of FIN 46(R), we evaluated our investments in Centennial Pipeline LLC and Mont Belvieu Storage Partners, L.P. and determined that these entities are not materially affected by our adoption of FIN 46(R), and thus we have accounted for them as equity method investments (see Note 5. Equity Investments). The adoption of FIN 46(R) did not have an effect on our financial position, results of operations or cash flows.

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

     In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 132, Employers’ Disclosures about Pensions and Other Post-Retirement Benefits. This revision required that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. A description of investment policies and strategies and target allocation percentages, or target ranges, for these asset categories also are required in financial statements. Cash flows will include projections of future benefit payments and an estimate of contributions to be made in the next year to fund pension and other postretirement benefit plans. In addition to expanded annual disclosures, the FASB is requiring companies to report the various elements of pension and other postretirement benefit costs on a quarterly basis. The guidance is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. We adopted the provisions of the revised SFAS 132 effective December 31, 2003, and certain provisions regarding disclosure of information about estimated future benefit payments in the first quarter of 2004.

NOTE 2. INTANGIBLE ASSETS

     We account for our intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, which was issued by the FASB in July 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives, and instead should be tested for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. At a minimum, we will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required.

     The following table reflects the components of amortized intangible assets, included in other assets on the consolidated balance sheets at March 31, 2004, and December 31, 2003 (in thousands):

	March 31, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Transportation agreements	$1,328	$(211)	$1,328	$(194)

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

     At March 31, 2004, we had $33.4 million of excess investment in our equity investment in Centennial Pipeline LLC, which was created upon formation of the company (see Note 5. Equity Investments). The excess investment is included in our equity investments account at March 31, 2004. This excess investment is accounted for as an intangible asset with an indefinite life. We assess the intangible asset for impairment on an annual basis.

     Amortization expense on intangible assets was $16,603 for each of the three month periods ended March 31, 2004 and 2003.

     Estimated amortization expense on intangible assets will be $0.1 million for each of the years ending December 31, 2004 through 2008.

NOTE 3. INTEREST RATE SWAP

     On October 4, 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes. Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the three months ended March 31, 2004, and 2003, we recognized reductions in interest expense of $2.6 million and $2.4 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarter ended March 31, 2004, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap was a gain of approximately $8.9 million at March 31, 2004, and a gain of approximately $2.3 million at December 31, 2003.

NOTE 4. INVENTORIES

     Inventories are valued at the lower of cost (based on weighted average cost method) or market. The costs of inventories did not exceed market values at March 31, 2004, and December 31, 2003. The major components of inventories were as follows (in thousands):

	March 31,	December 31,
	2004	2003
Refined products	$5,119	$6,632
LPGs	418	517
Materials and supplies	4,634	4,037

Total	$10,171	$11,186

NOTE 5. EQUITY INVESTMENTS

     In August 2000, we entered into agreements with Panhandle Eastern Pipeline Company (“PEPL”), a former subsidiary of CMS Energy Corporation, and Marathon Ashland Petroleum LLC (“Marathon”) to form Centennial Pipeline LLC (“Centennial”). Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois. Through February 9, 2003, each participant owned a one-third interest in Centennial. On February 10, 2003, we and Marathon each acquired an additional interest in Centennial from PEPL for $20.0 million each, increasing our ownership percentages in Centennial to 50% each. During the three months

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

ended March 31, 2004, we invested $1.0 million in Centennial, which is included in the equity investment balance at March 31, 2004.

     As of January 1, 2003, we and Louis Dreyfus Energy Services, L.P. (“Louis Dreyfus”) formed Mont Belvieu Storage Partners, L.P. (“MB Storage”). We and Louis Dreyfus each own a 50% ownership interest in MB Storage. The purpose of MB Storage is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections. MB Storage is a service-oriented, fee-based venture with no commodity trading activity. We operate the facilities for MB Storage. Effective January 1, 2003, we contributed property, plant and equipment with a net book value of $67.1 million to MB Storage. Additionally, as of the contribution date, Louis Dreyfus had invested $6.1 million for expansion projects for MB Storage that we were required to reimburse if the original joint development and marketing agreement was terminated by either party. This deferred liability was also contributed and converted to the capital account of Louis Dreyfus in MB Storage.

     We receive the first $1.8 million per quarter (or $7.15 million on an annual basis) of MB Storage’s income before depreciation expense less mandatory capital expenditures, as defined in the operating agreement. Any amount of MB Storage’s annual income before depreciation expense less mandatory capital expenditures in excess of $7.15 million is allocated evenly between Louis Dreyfus and us. Depreciation expense on assets each originally contributed to MB Storage is allocated between us and Louis Dreyfus based on the net book value of the assets contributed. Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation is allocated evenly between us and Louis Dreyfus. For the three months ended March 31, 2004, our sharing ratio in the earnings of MB Storage was approximately 66.4%.

     We use the equity method of accounting to account for our investments in Centennial and MB Storage. Summarized combined financial information for Centennial and MB Storage for the three months ended March 31, 2004 and 2003, is presented below (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Revenues	$12,151	$9,043
Net loss	(996)	(3,189)

     Summarized combined balance sheet data for Centennial and MB Storage as of March 31, 2004, and December 31, 2003, is presented below (in thousands):

	March 31,	December 31,
	2004	2003
Current assets	$53,881	$26,771
Noncurrent assets	348,513	351,241
Current liabilities	40,909	35,032
Long-term debt	140,000	140,000
Noncurrent liabilities	13,292	13,182
Partners’ capital	208,193	189,798

     Our investment in Centennial includes an excess net investment amount of $33.4 million (see Note 2. Intangible Assets). Excess investment is the amount by which our investment balance exceeds our proportionate share of the net assets of the investment.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

NOTE 6. DEBT

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

     The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of March 31, 2004, we were in compliance with the covenants of the Senior Notes.

     We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above. See Note 3. Interest Rate Swap.

     At March 31, 2004, the estimated fair values of the 6.45% Senior Notes and 7.51% Senior Notes were approximately $198.5 million and $238.2 million, respectively. Market prices for recent transactions and rates currently available to us for debt with similar terms and maturities were used to estimate fair value.

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

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

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

     On June 27, 2003, our Parent Partnership entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”). The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios. Our Parent Partnership borrowed $263.0 million under the Revolving Credit Facility and repaid the outstanding balance of the Three Year Facility. At March 31, 2004, $226.5 million was outstanding under the Revolving Credit Facility.

     As of March 31, 2004, and December 31, 2003, we had an intercompany note payable to our Parent Partnership of $231.8 million and $211.3 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at March 31, 2004, was 5.2%. At March 31, 2004, accrued interest includes $2.0 million due to the Parent Partnership. For the three months ended March 31, 2004 and 2003, interest costs incurred on the note payable to the Parent Partnership totaled $2.9 million and $2.7 million, respectively.

Short Term Credit Facilities

     On April 6, 2001, our Parent Partnership entered into a 364-day, $200.0 million revolving credit agreement (“Short-term Revolver”). The interest rate was based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contained certain restrictive financial covenant ratios. On March 28, 2002, the Short-term Revolver was extended for an additional period of 364 days, ending in March 2003. The Short-term Revolver expired on March 27, 2003.

NOTE 7. QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

     We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion. We pay distributions of 99.999% to the Parent Partnership and 0.001% to the General Partner.

     During the three months ended March 31, 2004 and 2003, we paid cash distributions to our Parent Partnership totaling $28.9 million and $24.8 million, respectively. On May 7, 2004, we will pay a cash distribution to our Parent Partnership of $29.7 million for the quarter ended March 31, 2004.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

NOTE 8. EMPLOYEE BENEFIT PLANS

Retirement Plans

     The Parent Partnership has adopted the TEPPCO Retirement Cash Balance Plan (“TEPPCO RCBP”), which is a noncontributory, trustee-administered pension plan. In addition, certain executive officers participate in the TEPPCO Supplemental Benefit Plan (“TEPPCO SBP”), which is a noncontributory, nonqualified, defined benefit retirement plan. The TEPPCO SBP was established to restore benefit reductions caused by the maximum benefit limitations that apply to qualified plans. The benefit formula for all eligible employees is a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit based upon pay credits and current interest credits. The pay credits are based on a participant’s salary, age and service. The Parent Partnership uses a December 31 measurement date for these plans.

     The components of net pension benefits costs allocated to us for the TEPPCO RCBP and the TEPPCO SBP for the three months ended March 31, 2004 and 2003, were as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Service cost benefit earned during the period	$635	$540
Interest cost on projected benefit obligation	120	87
Expected return on plan assets	(157)	(108)
Amortization of prior service cost	2	2
Recognized net actuarial loss	3	4

Net pension benefits costs	$603	$525

Other Postretirement Benefits

     Effective January 1, 2001, the Parent Partnership provides certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis (“TEPPCO OPB”). Employees become eligible for these benefits if they meet certain age and service requirements at retirement, as defined in the plans. The Parent Partnership provides a fixed dollar contribution, which does not increase from year to year, towards retired employee medical costs. The retiree pays all health care cost increases due to medical inflation. The Parent Partnership uses a December 31 measurement date for this plan.

     The components of net postretirement benefits cost allocated to us for the TEPPCO OPB for the three months ended March 31, 2004 and 2003, were as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Service cost benefit earned during the period	$29	$23
Interest cost on accumulated postretirement benefit obligation	33	29
Amortization of prior service cost	28	28

Net postretirement benefits costs	$90	$80

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

Estimated Future Benefit Contributions

     The Parent Partnership expects to contribute approximately $3.0 million to the retirement plans and other postretirement benefit plans in 2004. We expect to be allocated a share of these contributions.

NOTE 9. COMMITMENTS AND CONTINGENCIES

     In the fall of 1999 and on December 1, 2000, the Company and the Parent Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the Company and the Parent Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et al. (including the Company and the Parent Partnership). In both cases, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. We have filed an answer to both complaints, denying the allegations, as well as various other motions. In April 2004, the court granted a partial motion for summary judgment in favor of the defendants, dismissing two of the plaintiffs’ personal injury claims in their entirety. It is anticipated that the plaintiffs will appeal this ruling. These cases are not covered by insurance. Discovery is ongoing, and we are defending ourselves vigorously against the lawsuits. The plaintiffs have not stipulated the amount of damages that they are seeking in the suits. We cannot estimate the loss, if any, associated with these pending lawsuits.

     On December 21, 2001, we were named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana, styled Rebecca L. Grisham et al. v. TE Products Pipeline Company, Limited Partnership. In this case, the plaintiffs contend that our pipeline, which crosses the plaintiffs’ property, leaked toxic products onto their property and consequently caused damages to them. We have filed an answer to the plaintiffs’ petition denying the allegations and are defending ourselves vigorously against the lawsuit. The plaintiffs have not stipulated the amount of damages they are seeking in the suit; however, this case is covered by insurance. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

     In May 2003, the Company was named as a defendant in a lawsuit styled John R. James, et al. v. J Graves Insulation Company, et al. as filed in the first Judicial District Court, Caddo Parish, Louisiana. There are numerous plaintiffs identified in the action that are alleged to have suffered damages as the result of alleged exposure to asbestos-containing products and materials. According to the petition and as a result of a preliminary investigation, the Company believes that the only claim asserted against it results from one individual for the period from July 1971 through June 1972, who is alleged to have worked on a facility owned by the Company’s predecessor. This period represents a small portion of the total alleged exposure period from January 1964 through December 2001 for this individual. The individual’s claims involve numerous employers and alleged job sites. The Company has been unable to confirm involvement by the Company or its predecessors with the alleged location, and it is uncertain at this time whether this case is covered by insurance. Discovery is planned, and the Company intends to defend itself vigorously against this lawsuit. The plaintiffs have not stipulated the amount of damages that they are seeking in this suit. We are obligated to reimburse the Company for any costs it incurs related to this lawsuit. We cannot estimate the loss, if any, associated with this pending lawsuit. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

     On April 2, 2003, Centennial was served with a petition in a matter styled Adams, et al. v. Centennial Pipeline Company LLC, et al. This matter involves approximately 2,000 plaintiffs who allege that over 200

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

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

     On December 16, 2003, Centennial, the Company, the Parent Partnership and other Parent Partnership entities were named as defendants in a lawsuit in the 128th District Court of Orange County, Texas, styled Elwood Karr et al. v. Centennial Pipeline, LLC et al. In this case, the plaintiffs contend that our pipeline leaked toxic substances on their property, causing them property damage. We have filed an answer to the plaintiffs’ petition, denying the allegations and are defending ourselves vigorously against this lawsuit. This case is covered by insurance. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

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

     On March 26, 2004, an initial decision in ARCO Products Co., et al. v. SFPP, Docket OR96-2-000, et al. (“SFPP”) was issued by the FERC, which made several significant determinations with respect to finding “changed circumstances” under the Energy Policy Act of 1992 (“EP Act”). The decision lists factors that will be considered by the FERC, which include showing a substantial change in economic circumstances, the time factor that will be reviewed, what will be considered the basis of the rate and a pipeline’s documentary requirements. The decision largely clarifies, but does not fully quantify, the standard required for a complainant to demonstrate that an oil pipeline’s rates are no longer subject to the rate protection of the EP Act by demonstrating that a substantial change in circumstances has occurred since 1992 with respect to the basis of the rates being challenged. In the SFPP decision, the FERC found that a limited number of rate elements will significantly affect the economic basis for a pipeline company’s rates. The elements identified in the decision are volume changes, allowed total return and total cost of service (including major cost elements of rate base such as tax rates and tax allowances, among others). The FERC did reject, however, the use of changes in tax rate and income tax allowances as standalone factors. The FERC further found that if a complainant can show that a pipeline’s volumes and overall cost of service collectively reflect a significant increase in net earnings between the establishment of the challenged rate pre-1992 and the time of the complaint, based primarily on the combined impact of changes in volumes and changes in overall cost of service, the complainant has met its burden relative to establishing “changed circumstances.” It appears very likely

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

that the decision will be appealed. We have not yet determined the impact, if any, that the decision could have on our rates if they were reviewed under the criteria of the SFPP decision.

     In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination. Effective in March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility. This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which they have accepted shared responsibility. At March 31, 2004, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

     On March 17, 2003, we experienced a release of 511 barrels of jet fuel from a storage tank at our Blue Island terminal located in Cook County, Illinois. As a result of the release, we have entered into an Agreed Order with the State of Illinois. The Agreed Order requires us, in part, to complete a site investigation plan to delineate the scope of any potential contamination resulting from the release and to remediate any contamination present above regulatory standards. This site investigation plan has been completed and submitted to the State of Illinois. The Agreed Order does not contain any provision for any fines or penalties; however, it does not preclude the State of Illinois from assessing these at a later date. We do not expect that the completion of the Agreed Order will have a future material adverse effect on our financial position, results of operations or cash flows.

     We regularly review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. At March 31, 2004, we have identified certain assets that we are monitoring for possible impairment. We are unable to reasonably estimate the probabilities associated with the performance of an impairment test. We are continuing to monitor the circumstances surrounding the assets and will test the assets for impairment as more information becomes available. We do not believe that the resolution of the matter will have a material effect on our financial condition, results of operations or cash flows.

     Centennial entered into credit facilities totaling $150.0 million and, as of March 31, 2004, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of Centennial’s pipeline system. We and Marathon have each guaranteed one-half of Centennial’s debt, up to a maximum amount of $75.0 million each.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     You should read the following review of our financial position and results of operations in conjunction with our Consolidated Financial Statements. Material period-to-period variances in the consolidated statements of income are discussed under “Results of Operations.” The “Financial Condition and Liquidity” section analyzes our cash flows and financial position. “Other Considerations” addresses trends, future plans and contingencies that are reasonably likely to materially affect future liquidity or earnings. The Consolidated Financial Statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies and Estimates

     A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K. Certain of these accounting policies require the use of estimates. The following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: revenue and expense accruals, including power costs, property taxes, environmental costs and property, plant and equipment. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

Management Overview of the Quarter Ended March 31, 2004

     We reported net income of $17.2 million for the three months ended March 31, 2004, compared with net income of $20.6 million for the three months ended March 31, 2003. Our results were impacted by higher pipeline integrity costs, which were partially offset by strong revenues from both our refined products and propane businesses. We anticipate that our pipeline integrity costs for the remainder of 2004 will be higher than our 2003 costs as we continue to perform pipeline maintenance under our integrity management program.

     We are focused on opportunities, challenges and risks that are inherent in our business. These include the safe, reliable and efficient operation of the pipelines and facilities that we own or operate while meeting increased regulations that govern the operation of our assets and the costs associated with such regulations. We are also focused on our continued growth through expansion of the assets that we own and through acquisition of assets that complement the business in which we operate.

     We remain confident that our current strategy and focus will provide continued growth in earnings and cash distributions. These growth opportunities include:

•	Continued development of refined products and propane market opportunities.

•	Construction of a new truck loading facility in Bossier City, Louisiana.

     We are continuing to pursue a plan to make system changes to allow for bi-directional flow and deliveries into the Shreveport market area. We have completed feasibility studies, and are in discussions with potential customers regarding the transportation of volumes through the pipeline system in this area. Engineering design work and property acquisition for the terminal site in Bossier City, Louisiana, are currently under way along with engineering efforts to reverse the flow of the pipeline segment from Shreveport to El Dorado, Arkansas. The project is scheduled to be completed by the end of 2004.

     We have begun a Phase II project to further expand our delivery capacity of liquefied petroleum gases (“LPGs”) to the Northeast by 8,000 to 10,000 barrels per day. In 2003, we increased the delivery capability between Todhunter, Ohio, and Coshocton, Ohio, by 8,000 to 10,000 barrels per day and increased storage and improved loading capability at Oneonta, New York. The Phase II expansion includes the construction of three pump stations between Coshocton and Greensburg, Pennsylvania, and two stations from Greensburg to Watkins Glen, New York. Additional work on the pipeline segment between Greensburg and Philadelphia, Pennsylvania, will increase delivery rates to the Philadelphia area. Improvements will also be made at our Dubois, Pennsylvania, and Eagle, Pennsylvania, terminals. The project is scheduled for completion in October 2004.

Our Business

     TE Products Pipeline Company, Limited Partnership, a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. (“Parent Partnership”) owns a 99.999% interest in us as the sole limited partner. TEPPCO GP, Inc. (“TEPPCO GP” or “General Partner”), a subsidiary of the Parent Partnership, holds a 0.001% General Partner interest in us. Texas Eastern Products Pipeline Company, LLC (the “Company”), a Delaware limited liability company, serves as the general partner of our Parent Partnership. The Company is a wholly owned subsidiary of Duke Energy Field Services, LLC (“DEFS”), a joint venture between Duke Energy Corporation (“Duke Energy”) and ConocoPhillips. Duke Energy holds an interest of approximately 70% in DEFS, and ConocoPhillips holds the remaining interest of approximately 30%. TEPPCO GP, as general partner, performs all of our management and operating functions required in accordance with the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership. We reimburse our General Partner and the Company for all reasonable direct and indirect expenses that they incur in managing us.

     We operate and report in one business segment: transportation and storage of refined products, LPGs and petrochemicals. Revenues are earned from transportation and storage of refined products and LPGs, intrastate transportation of petrochemicals, sales of product inventory and other ancillary services. Our two largest operating expense items are labor and electric power. We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating. Our results also include our equity investments in Centennial Pipeline LLC (“Centennial”) and Mont Belvieu Storage Partners, L.P. (“MB Storage”) (see Note 5. Equity Investments).

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

Results of Operations

     The following table presents volumes delivered in barrels and average tariff per barrel for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,		Percentage
			Increase
	2004	2003	(Decrease)
	(in thousands, except tariff
	information)
Volumes Delivered
Refined products	32,522	30,232	8%
LPGs	13,208	13,700	(4%)

Total	45,730	43,932	4%

Average Tariff per Barrel
Refined products	$0.95	$0.89	7%
LPGs	2.18	2.25	(3%)
Average system tariff per barrel	$1.31	$1.31	—

     We reported net income of $17.2 million for the three months ended March 31, 2004, compared with net income of $20.6 million for the three months ended March 31, 2003. Net income decreased $3.4 million primarily due to an increase of $10.3 million in costs and expenses and an increase of $0.1 million in interest expense – net, partially offset by an increase of $6.7 million in operating revenues and an increase of $0.3 million in other income – net. We discuss the factors influencing our operating performance below.

     Revenues from refined products transportation increased $4.1 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, due to an overall increase of 8% in the refined products volumes delivered. This increase was primarily due to deliveries of products received into our pipeline from Centennial at Creal Springs, Illinois. Centennial has provided our system with additional pipeline capacity for products originating in the U.S. Gulf Coast area. Prior to the construction of Centennial, deliveries on our pipeline system were limited by our pipeline capacity, and transportation services for our customers were allocated in accordance with a proration policy. With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs. In February 2003, we entered into a lease agreement with Centennial that increased our flexibility to deliver refined products to our market areas. Volume increases were due to increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets. The refined products average rate per barrel increased 7% from the prior year period primarily due to higher market-based tariff rates which went into effect in July 2003, partially offset by the impact of the Midwest origin point for barrels received from Centennial, which resulted in an increase in short-haul barrels transported on our system.

     Revenues from LPGs transportation decreased $2.0 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, primarily due to lower deliveries of propane in the upper Midwest and Northeast market areas attributable to warmer weather during the first quarter of 2004. Additionally, in late February 2004, the Mont Belvieu propane price spiked, which resulted in our sourced propane being less competitive than propane from other source points. This decrease was partially offset by increased deliveries of isobutane to Chicago area refineries. The LPGs average rate per barrel decreased 3% from the prior year period as a result of a decreased percentage of long-haul deliveries during the three months ended March 31, 2004, partially offset by an increase in LPG tariff rates, which went into effect in July 2003.

     Other operating revenues increased $4.6 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, primarily due to higher propane inventory fees, higher propane deliveries at our Providence, Rhode Island, import facility and higher refined product loading fees. These increases were partially offset by lower margins on product inventory sales.

     Costs and expenses increased $10.3 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003. The increase was made up of an $8.6 million increase in operating, general and administrative expenses, a $1.6 million increase in depreciation and amortization expense and a $0.2 million increase in taxes – other than income taxes. These increases were partially offset by a $0.1 million decrease in operating fuel and power. Operating, general and administrative expenses increased primarily due to higher pipeline maintenance expenses due to pipeline rehabilitation expenses associated with our integrity management program, increased consulting and contract services primarily related to compliance with the Sarbanes-Oxley Act of 2002, increased labor costs primarily due to an increase in the number of employees between years, increased rental expense from the Centennial pipeline capacity lease agreement that we entered into in February 2003 and increased general and administrative supplies expense. Depreciation expense increased from the prior year period because of assets placed in service during 2003, partially offset by an increase in the estimated remaining life of a section of our pipeline system in the Northeast, as a result of pipeline improvements made as part of our integrity management program. Taxes – other than income taxes increased as a result of actual property taxes being slightly higher than previously estimated. Operating fuel and power expense decreased slightly as a result of a more efficient use of our transportation assets, partially offset by increased mainline throughput.

     Net losses from equity investments remained virtually unchanged for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, as shown below (in thousands):

	Three Months Ended
	March 31,		Increase
	2004	2003	(Decrease)
Centennial	$(3,856)	$(3,178)	$(678)
MB Storage	2,629	1,945	684
Other	(11)	(26)	15

Total equity losses	$(1,238)	$(1,259)	$21

     Equity losses in Centennial increased primarily due to the acquisition of an additional 16.7% interest in Centennial on February 10, 2003, bringing our ownership interest to 50%, and higher pipeline cleaning expenses, partially offset by an increase in transportation volumes on Centennial. The losses from Centennial are partially offset by increased earnings of $0.7 million from our 50% ownership interest in MB Storage. Equity earnings in MB Storage increased between periods due to increased storage revenue and receipt revenue, lower general and administrative expenses and lower pipeline rehabilitation expenses on the MB Storage system.

     Interest expense increased $0.3 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, as a result of higher outstanding debt balances under the note payable with our Parent Partnership. Interest capitalized increased $0.2 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, as a result of increased balances of construction work-in-progress.

     Other income – net increased $0.3 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, primarily due to higher interest income earned on cash investments and other investing activities.

Financial Condition and Liquidity

     Cash flows for the three months ended March 31, 2004 and 2003, were as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Cash provided by (used in):
Operating activities	$17,068	$27,123
Investing activities	(8,820)	(32,404)
Financing activities	(8,393)	5,063

     Operating Activities

     Net cash from operating activities for the three months ended March 31, 2004 and 2003, were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income	$17,209	$20,567
Depreciation and amortization	8,638	7,008
Losses in equity investments	1,238	1,259
Non-cash portion of interest expense	7	8
Cash used in working capital and other	(10,024)	(1,719)

Net cash from operating activities	$17,068	$27,123

     Cash provided by operating activities decreased for the quarter ended March 31, 2004, compared with the quarter ended March 31, 2003, primarily due to lower net income and changes in working capital components resulting from the timing of cash receipts and cash disbursements.

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

     At March 31, 2004 and December 31, 2003, we had working capital deficits of $7.2 million and $12.3 million, respectively. Cash generated from operations and from our Parent Partnership’s credit facilities and debt and equity offerings are our primary sources of liquidity. Working capital deficits can occur primarily due to the timing of operating cash receipts from customers, payment of cash distributions and the payment of normal operating expenses and capital expenditures. We are a wholly owned subsidiary of the Parent Partnership. We expect that our Parent Partnership will make capital contributions, loans or otherwise provide liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so. We anticipate that the Parent Partnership will provide the necessary liquidity to protect its investment in us. At March 31, 2004, our Parent Partnership had $323.5 million in available borrowing capacity under its revolving credit facility to cover any working capital needs, and expects that cash flows from operating activities, the sale of additional debt or equity offerings will provide necessary liquidity to us.

     Investing Activities

     Cash flows used in investing activities totaled $8.8 million for the three months ended March 31, 2004, and were comprised of $7.8 million of capital expenditures and $1.0 million of cash contributions for our ownership interest in Centennial. Cash flows used in investing activities totaled $32.4 million for the three months ended March 31, 2003, and were comprised of $11.4 million of capital expenditures, $20.0 million for our acquisition of the additional interest in Centennial on February 10, 2003, and $1.0 million of cash contributions for our ownership interest in Centennial.

     Financing Activities

     Cash flows used in financing activities totaled $8.4 million for the three months ended March 31, 2004, and were comprised of $28.9 million of distributions paid to our Parent Partnership and $15.0 million of repayments on our term loan, partially offset by $35.5 million of proceeds from our term loan. Cash flows provided by financing activities totaled $5.1 million for the three months ended March 31, 2003, and were comprised of $35.4 million of proceeds from our term loan, partially offset by $24.8 million of distributions paid to our Parent Partnership and $5.5 million of repayments on our term loan.

     Centennial entered into credit facilities totaling $150.0 million and, as of March 31, 2004, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of Centennial’s pipeline system. We and Marathon Ashland Petroleum LLC have each guaranteed one-half of Centennial’s debt, up to a maximum of $75.0 million each.

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

     On June 27, 2003, our Parent Partnership entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”). The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios. Our Parent Partnership borrowed $263.0 million under the Revolving Credit Facility and repaid the outstanding balance of the Three Year Facility. At March 31, 2004, $226.5 million was outstanding under the Revolving Credit Facility.

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

     As of March 31, 2004, and December 31, 2003, we had an intercompany note payable to our Parent Partnership of $231.8 million and $211.3 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at March 31, 2004, was 5.2%. At March 31, 2004, accrued interest includes $2.0 million due to the Parent Partnership. For the three months ended March 31, 2004 and 2003, interest costs incurred on the note payable to the Parent Partnership totaled $2.9 million and $2.7 million, respectively.

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

     The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of March 31, 2004, we were in compliance with the covenants of the Senior Notes.

     We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes, as more fully described in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Cash Distributions

     During the three months ended March 31, 2004 and 2003, we paid cash distributions to our Parent Partnership totaling $28.9 million and $24.8 million, respectively. On May 7, 2004, we will pay a cash distribution to our Parent Partnership of $29.7 million for the quarter ended March 31, 2004.

      Future Capital Needs and Commitments

     We estimate that capital expenditures, excluding acquisitions, for 2004 will be approximately $70.2 million (which includes $2.0 million of capitalized interest). We expect to spend approximately $45.9 million for revenue generating projects and facility improvements that will include the expansion of our pipelines extending from Seymour to Indianapolis, Indiana, further expansions of our Northeast pipeline system and construction of a new truck loading terminal in Bossier City, Louisiana. We expect to spend approximately $22.3 million of capital costs to sustain existing operations, including life-cycle replacements for equipment at various facilities and pipeline and tank replacements. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present system. These expenditures can vary greatly depending on the magnitude of our transactions. We may finance capital expenditures through internally generated funds, debt, capital contributions from our Parent Partnership or any combination thereof.

     Our debt repayment obligations consist of payments for principal and interest on (i) our $231.8 million principal amount due to the Parent Partnership related to our share of the Parent Partnership’s Revolving Credit Facility due in June 2006, 7.625% Senior Notes due in February 2012 and 6.125% Senior Notes due in February 2013, (ii) our $210.0 million 7.51% Senior Notes due January 15, 2028, and (iii) our $180.0 million 6.45% Senior Notes due January 15, 2008.

     We are also contingently liable as guarantor for the lesser of one-half or $75.0 million principal amount (plus interest) of Centennial’s borrowings. In January 2003, we entered into a pipeline capacity lease agreement with Centennial for a period of five years that contains a minimum throughput requirement. During the year ended December 31, 2003, we exceeded the minimum throughput requirements on the lease agreements. We are also contingently liable as guarantor for $500.0 million principal amount of 7.625% Senior Notes due 2012 issued in February 2002 and for $200.0 million principal amount of 6.125% Senior Notes due 2013 issued in January 2003 by our Parent Partnership.

     During the three months ended March 31, 2004, we contributed $1.0 million to Centennial to cover operating needs and capital expenditures. On April 1, 2004, we contributed $16.5 million to MB Storage for its acquisition of storage assets. During the remainder of 2004, we may be required to contribute cash to both Centennial and MB Storage to cover capital expenditures, acquisitions or other operating needs.

     Off-Balance Sheet Arrangements

     We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no off-balance sheet commitments for indebtedness other than the limited guaranty of the Centennial debt, the Parent Partnership debt and leases covering assets utilized in several areas of our operations.

     Contractual Obligations

     The following table summarizes our debt repayment obligations and material contractual commitments as of March 31, 2004 (in millions):

	Amount of Commitment Expiration Per Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Note payable, Parent Partnership	$231.8	$—	$231.8	$—	$—
6.45% Senior Notes due 2008 (1)	180.0	—	—	180.0	—
7.51% Senior Notes due 2028 (1)	210.0	—	—	—	210.0

Debt subtotal	621.8	—	231.8	180.0	210.0

Operating leases	55.5	11.5	22.4	11.4	10.2

Total	$677.3	$11.5	$254.2	$191.4	$220.2

(1)	We entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our 7.51% Senior Notes due 2028. At March 31, 2004, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $8.9 million related to this interest rate swap agreement. At March 31, 2004, our 6.45% Senior Notes include $0.1 million of unamortized debt discount. The fair value adjustment and unamortized debt discount are excluded from this table.

     We expect to repay the long-term, senior unsecured obligations and note payable to our Parent Partnership through the issuance of additional long-term senior unsecured debt at the time the 2008 and 2028 debts mature, with proceeds from the dispositions of assets, cash flows from operations, contributions from our Parent Partnership or any combination of the above items.

     Sources of Future Capital

     We expect that our cash flow from operating activities will be adequate to fund cash distributions and capital additions necessary to sustain existing operations. However, expansionary capital projects and acquisitions may require additional capital contributions from our Parent Partnership. The Parent Partnership has funded its capital commitments from operating cash flow, borrowings under bank credit facilities, the issuance of long term debt in capital markets and the public offering of Limited Partner Units. We expect future capital needs will be similarly funded.

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

     In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination. Effective in March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility. This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which they have accepted shared responsibility. At March 31, 2004, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

     On March 17, 2003, we experienced a release of 511 barrels of jet fuel from a storage tank at our Blue Island terminal located in Cook County, Illinois. As a result of the release, we have entered into an Agreed Order with the State of Illinois. The Agreed Order requires us, in part, to complete a site investigation plan to delineate the scope of any potential contamination resulting from the release and to remediate any contamination present above regulatory standards. This site investigation plan has been completed and submitted to the State of Illinois. The Agreed Order does not contain any provision for any fines or penalties; however, it does not preclude the State of Illinois from assessing these at a later date. We do not expect that the completion of the Agreed Order will have a future material adverse effect on our financial position, results of operations or cash flows.

     We regularly review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. At March 31, 2004, we have identified certain assets that we are monitoring for possible impairment. We are unable to reasonably estimate the probabilities associated with the performance of an impairment test. We are continuing to monitor the circumstances surrounding the assets and will test the assets for impairment as more information becomes available. We do not believe that the resolution of the matter will have a material effect on our financial condition, results of operations or cash flows.

     Recent Accounting Pronouncements

     See discussion of new accounting pronouncements in Note 1. Organization and Basis of Presentation — New Accounting Pronouncements in the accompanying consolidated financial statements.

Forward-Looking Statements

     The matters discussed herein include “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline companies, changes in laws or regulations, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to or effect on us or our business or operations. For additional discussion of such risks and uncertainties, see our Annual Report on Form 10-K for the year ended December 31, 2003, and other filings we have made with the Securities and Exchange Commission.

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

     At March 31, 2004, we had outstanding $180.0 million principal amount of 6.45% Senior Notes due 2008 and $210.0 million principal amount of 7.51% Senior Notes due 2028. At March 31, 2004, the estimated fair values of the 6.45% Senior Notes and 7.51% Senior Notes were approximately $198.5 million and $238.2 million, respectively.

     As of March 31, 2004, we had an interest rate swap agreement in place to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the Senior Notes. Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the three months ended March 31, 2004 and 2003, we recognized reductions in interest expense of $2.6 million and $2.4 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the three months ended March 31, 2004, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap was a gain of approximately $8.9 million at March 31, 2004, and a gain of approximately $2.3 million at December 31, 2003. Utilizing the balance of the 7.51% Senior Notes outstanding at March 31, 2004, and including the effects of hedging activities, assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is $2.1 million.

     As of March 31, 2004, and December 31, 2003, we had an intercompany note payable to our Parent Partnership of $231.8 million and $211.3 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at March 31, 2004, was 5.2%. At March 31, 2004, accrued interest includes $2.0 million due to the Parent Partnership. For the three months ended March 31, 2004 and 2003, interest costs incurred on the note payable to the Parent Partnership totaled $2.9 million and $2.7 million, respectively.

Item 4. Controls and Procedures

     The principal executive officer and principal financial officer of the Company, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     During the first quarter of 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit
Number	Description
3.1	Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, effective September 21, 2001 (Filed as Exhibit 3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001, and incorporated herein by reference).

4.1	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.2	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.3	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.5	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.1+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.2+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.3+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.4+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

10.5+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.6+	Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.7+	Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.8+	Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.9+	Form of Employment Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, David E. Owen, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.10+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.11	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.12	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.13+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.14+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.15	Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.16	Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.17	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.18	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.19	Amendment 1, dated as of September 28, 2001, to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.33 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.20	Amendment 1, dated as of September 28, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.34 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.21	Amendment and Restatement, dated as of November 13, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.35 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.22	Second Amendment and Restatement, dated as of November 13, 2001, to the Amended and Restated Credit Agreement amount TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.36 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.23	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and Certain Lenders, as Lenders dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 10.44 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.24	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.45 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.25	Amendment, dated as of June 27, 2002 to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent, and Certain Lenders, dated as of March 28, 2002 ($500,000,000 Revolving Credit Facility) (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.26	Amendment 1, dated as of June 27, 2002 to the Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 99.4 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.27+	Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan, effective June 1, 2002 (Filed as Exhibit 10.49 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002, and incorporated herein by reference).

10.28+	Amended and Restated TEPPCO Supplemental Benefit Plan, effective November 1, 2002 (Filed as Exhibit 10.44 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.29+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Second Amendment and Restatement, effective January 1, 2003 (Filed as Exhibit 10.45 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.30+	Amended and Restated Texas Eastern Products Pipeline Company, LLC Management Incentive Compensation Plan, effective January 1, 2003 (Filed as Exhibit 10.46 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.31+	Amended and Restated TEPPCO Retirement Cash Balance Plan, effective January 1, 2002 (Filed as Exhibit 10.47 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.32	Formation Agreement between Panhandle Eastern Pipe Line Company and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, dated as of August 10, 2000 (Filed as Exhibit 10.48 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.33	Amended and Restated Limited Liability Company Agreement of Centennial Pipeline LLC dated as of August 10, 2000 (Filed as Exhibit 10.49 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.34	Guaranty Agreement, dated as of September 27, 2002, between TE Products Pipeline Company, Limited Partnership and Marathon Ashland Petroleum LLC for Note Agreements of Centennial Pipeline LLC (Filed as Exhibit 10.50 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.35	LLC Membership Interest Purchase Agreement By and Between CMS Panhandle Holdings, LLC, As Seller and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, Severally as Buyers, dated February 10, 2003 (Filed as Exhibit 10.51 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.36	Joint Development Agreement between TE Products Pipeline Company, Limited Partnership and Louis Dreyfus Plastics Corporation dated February 10, 2000 (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.37	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank and The Lenders Party Hereto, as Lenders, dated as of June 27, 2003 ($550,000,000 Revolving Facility) (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2003, and incorporated herein by reference).

10.38	Agreement of Limited Partnership of Mont Belvieu Storage Partners, L.P. dated effective January 21, 2003. (Filed as Exhibit 10.53 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2003, and incorporated herein by reference).

10.39	Letter of Agreement Clarifying Rights and Obligations of the Parties Under the Mont Belvieu Storage Partners, L.P., Partnership Agreement and the Mont Belvieu Venture, LLC, LLC Agreement, dated October 13, 2003. (Filed as Exhibit 10.54 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2003, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.

+	A management contract or compensation plan or arrangement.

(b)	Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission during the quarter ended March 31, 2004:

No reports were filed or furnished on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TE Products Pipeline Company, Limited Partnership

(Registrant)
(A Delaware Limited Partnership)

	By:	TEPPCO GP, Inc.,
as General Partner

	By:	/s/ BARRY R. PEARL

Barry R. Pearl,
President, Chief Executive
Officer and Director

	By:	/s/ CHARLES H. LEONARD

Charles H. Leonard,
Senior Vice President, Chief Financial
Officer and Director
Date: April 29, 2004

Index to Exhibit

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