Form 10-Q
period 2004-06-30
TE PRODUCTS PIPELINE CO LP
filed 2004-08-04
CIK 1045548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  ☐  No ☒

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$—	$188
Accounts receivable, trade (net of allowance for doubtful accounts of $374)	16,045	25,377
Accounts receivable, related parties	2,763	154
Inventories	9,643	11,186
Other	8,347	10,230
Total current assets	36,798	47,135
Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $295,707 and $279,395)	691,887	682,385
Equity investments	169,644	155,861
Other assets	17,739	15,267
Total assets	$916,068	$900,648

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$13,939	$11,518
Accounts payable, related parties	31,866	12,277
Accrued interest	16,645	15,877
Other accrued taxes	6,360	5,732
Other	7,608	13,983
Total current liabilities	76,418	59,387
Senior Notes	386,995	392,164
Note Payable, Parent Partnership	246,768	211,314
Other liabilities and deferred credits	17,526	14,995
Commitments and contingencies
Partners’ capital:
General partner’s interest	2	2
Limited partner’s interest	188,359	222,786
Total partners’ capital	188,361	222,788
Total liabilities and partners’ capital	$916,068	$900,648

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues:
Transportation – Refined products	$38,937	$37,802	$69,908	$64,696
Transportation – LPGs	13,721	13,357	42,501	44,178
Other	8,559	7,646	22,470	16,900
Total operating revenues	61,217	58,805	134,879	125,774

Costs and expenses:
Operating, general and administrative	28,714	25,825	57,762	46,326
Operating fuel and power	7,192	7,724	15,241	15,902
Depreciation and amortization	8,998	6,929	17,636	13,937
Taxes – other than income taxes	2,492	2,428	5,335	5,076
Total costs and expenses	47,396	42,906	95,974	81,241

Operating income	13,821	15,899	38,905	44,533

Interest expense – net	(6,581)	(7,245)	(13,490)	(14,047)
Equity earnings (losses)	(509)	64	(1,747)	(1,195)
Other income – net	173	55	445	49

Net income	$6,904	$8,773	$24,113	$29,340

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$24,113	$29,340
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,636	13,937
Losses in equity investments, net of distributions	6,697	1,195
Non-cash portion of interest expense	15	16
Decrease in accounts receivable	9,332	2,539
Decrease (increase) in inventories	1,543	(2,925)
Decrease in other current assets	1,883	2,429
(Decrease) increase in accounts payable and accrued expenses	(3,813)	4,466
Other	10,867	11,744
Net cash provided by operating activities	68,273	62,741

Cash flows from investing activities:
Investment in Mont Belvieu Storage Partners, L.P.	(17,211)	—
Acquisition of additional interest in Centennial Pipeline LLC	—	(20,000)
Acquisition of assets	(1,962)	—
Investment in Centennial Pipeline LLC	(1,500)	(1,000)
Capital expenditures, net	(24,657)	(25,053)
Net cash used in investing activities	(45,330)	(46,053)

Cash flows from financing activities:
Proceeds from term loan	70,087	57,356
Repayments of term loan	(34,633)	(20,500)
Equity contribution – Parent Partnership	—	1,896
Distributions paid	(58,585)	(51,200)
Net cash used in financing activities	(23,131)	(12,448)

Net (decrease) increase in cash and cash equivalents	(188)	4,240

Cash and cash equivalents at beginning of period	188	485
Cash and cash equivalents at end of period	$—	$4,725

Non-cash investing activities:
Net assets transferred to Mont Belvieu Storage Partners, L.P.	$—	$61,042

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$12,881	$15,809

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

As used in this Report, “we,” “us,” and “our” means TE Products Pipeline Company, Limited Partnership.

The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of June 30, 2004, and the results of our operations and cash flows for the periods presented.  The results of operations for the three months and six months ended June 30, 2004, are not necessarily indicative of results of our operations for the full year 2004.  You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 2003.  We have reclassified certain amounts from prior periods to conform with the current presentation.

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

At June 30, 2004, and December 31, 2003, we had working capital deficits of $39.6 million and $12.3 million, respectively.  Cash generated from operations and from our Parent Partnership’s credit facilities and debt and equity offerings are our primary sources of liquidity.  Working capital deficits can occur primarily due to the timing of operating cash receipts from customers, payment of cash distributions and the payment of normal operating expenses and capital expenditures.  Our Parent Partnership has historically made capital contributions, loans or otherwise provided liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so.  At June 30, 2004, our Parent Partnership had $290.0 million in available borrowing capacity under its revolving credit facility and agreed to cover any working capital needs, if required.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”).  FIN 46, issued by the FASB in January 2003, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The revised statement, FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”), clarifies some of the requirements of FIN 46, eases some implementation problems that companies experienced implementing FIN 46, adds new scope exceptions and makes the probability more likely for many companies that potential variable interest entities will be identified and consolidated.  We adopted the new requirements detailed in FIN 46(R) as of March 31, 2004.  In connection with our adoption of FIN 46(R), we evaluated our investments in Centennial Pipeline LLC and Mont Belvieu Storage Partners, L.P. and determined that these entities are not materially affected by our adoption of FIN 46(R), and thus we have accounted for them as equity method investments (see Note 5. Equity Investments).  Our adoption of FIN 46(R) did not have an effect on our financial position, results of operations or cash flows.

On December 8, 2003, President Bush signed into a law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006.  We anticipate that the benefits our Parent Partnership pays after 2006 could be lower as a result of the new Medicare provisions; however, at this time the retiree medical obligations and costs reported do not reflect any changes as a result of this legislation.  Deferring the recognition of the new Medicare provisions’ impact was permitted by FASB Staff Position (“FSP”) Nos. 106-1 and 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, due to open questions about some of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters.  The final accounting guidance could require changes to previously reported information.  We will adopt the provisions of these FSPs in the quarter ended September 30, 2004; however, we do not believe that this regulation will have a material adverse effect on our financial position, results of operations or cash flows.

In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 132, Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.  This revision required that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information.  A description of investment policies and strategies and target allocation percentages, or target ranges, for these asset categories also is required in financial statements.  Cash flows will include projections of future benefit payments and an estimate of contributions to be made in the next year to fund pension and other postretirement benefit plans.  In addition to expanded annual disclosures, the FASB is requiring companies to report the various elements of pension and other postretirement benefit costs on a quarterly basis.  The guidance is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003.  We adopted the provisions of the revised SFAS 132 effective December 31, 2003, and certain provisions regarding disclosure of information about estimated future benefit payments in the first quarter of 2004.

NOTE 2.  INTANGIBLE ASSETS

We account for our intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, which was issued by the FASB in July 2001.  SFAS 142 prohibits amortization of goodwill and intangible assets with indefinite useful lives, and instead requires testing for impairment at least annually.  SFAS 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives.  If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life.  At a minimum, we will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required.

The following table reflects the components of amortized intangible assets, included in other assets on the consolidated balance sheets at June 30, 2004, and December 31, 2003 (in thousands):

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Transportation agreements	$1,328	$(227)	$1,328	$(194)

Amortization expense on intangible assets was $16,603 for each of the three month periods ended June 30, 2004 and 2003, and $33,205 for each of the six month periods ended June 30, 2004 and 2003.

Estimated amortization expense on intangible assets will be $0.1 million for each of the years ending December 31, 2004 through 2008.

At June 30, 2004, we had $33.4 million of excess investment in our equity investment in Centennial Pipeline LLC, which was created upon formation of the company (see Note 5.  Equity Investments).  The excess investment is included in our equity investments account at June 30, 2004, and is accounted for as an intangible asset with an indefinite life.  We assess the intangible asset for impairment on an annual basis.

NOTE 3.  INTEREST RATE SWAP

On October 4, 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of our 7.51% Senior Notes.  Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the six months ended June 30, 2004 and 2003, we recognized reductions in interest expense of $5.1 million and $4.9 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarter ended June 30, 2004, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair value of this interest rate swap was a loss of approximately $2.9 million at June 30, 2004, and a gain of approximately $2.3 million at December 31, 2003.

NOTE 4.  INVENTORIES

Inventories are valued at the lower of cost (based on weighted average cost method) or market.  The costs of inventories did not exceed market values at June 30, 2004, and December 31, 2003. The major components of inventories were as follows (in thousands):

	June 30, 2004	December 31, 2003
Refined products	$995	$6,632
LPGs	4,203	517
Materials and supplies	4,445	4,037
Total	$9,643	$11,186

NOTE 5.  EQUITY INVESTMENTS

In August 2000, we entered into agreements with Panhandle Eastern Pipeline Company (“PEPL”), a former subsidiary of CMS Energy Corporation, and Marathon Ashland Petroleum LLC (“Marathon”) to form Centennial Pipeline LLC (“Centennial”).  Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois.  Through February 9, 2003, each participant owned a one-third interest in Centennial.  On February 10, 2003, we and Marathon each acquired an additional 16.7% interest in Centennial from PEPL for $20.0 million each, increasing our ownership percentages in Centennial to 50% each.  During the six months ended June 30, 2004, we invested $1.5 million in Centennial, which is included in the equity investment balance at June 30, 2004.

As of January 1, 2003, we and Louis Dreyfus Energy Services, L.P. (“Louis Dreyfus”) formed Mont Belvieu Storage Partners, L.P. (“MB Storage”).  We and Louis Dreyfus each own a 50% ownership interest in MB Storage.  The purpose of MB Storage is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections.  MB Storage is a service-oriented, fee-based venture with no commodity trading activity.  We operate the facilities for MB Storage.  Effective January 1, 2003, we contributed property, plant and equipment with a net book value of $67.1 million to MB Storage.  Additionally, as of the contribution date, Louis Dreyfus had invested $6.1 million for expansion projects for MB Storage that we were required to reimburse if the original joint development and marketing agreement was terminated by either party.  This deferred liability was also contributed and credited to the capital account of Louis Dreyfus in MB Storage.

We receive the first $1.8 million per quarter (or $7.15 million on an annual basis) of MB Storage’s income before depreciation expense less mandatory capital expenditures, as defined in the operating agreement.  Any amount of MB Storage’s annual income before depreciation expense less mandatory capital expenditures in excess of $7.15 million is allocated evenly between Louis Dreyfus and us.  Depreciation expense on assets each originally contributed to MB Storage is allocated between us and Louis Dreyfus based on the net book value of the assets contributed.  Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation is allocated evenly between us and Louis Dreyfus.  For the six months ended June 30, 2004, our sharing ratio in the earnings of MB Storage was approximately 70.2%.  During the six months ended June 30, 2004, we contributed $17.2 million to MB Storage, of which $16.5 million was used to acquire storage assets in April 2004.  During the six months ended June 30, 2004, we received distributions of $5.0 million from MB Storage.  These amounts are included in the equity investment balance at June 30, 2004.

We use the equity method of accounting to account for our investments in Centennial and MB Storage.  Summarized combined financial information for Centennial and MB Storage for the six months ended June 30, 2004 and 2003, is presented below (in thousands):

	Six Months Ended June 30,
	2004	2003
Revenues	$28,508	$22,229
Net loss	(907)	(3,839)

Summarized combined balance sheet data for Centennial and MB Storage as of June 30, 2004, and December 31, 2003, is presented below (in thousands):

	June 30, 2004	December 31, 2003
Current assets	$33,554	$26,771
Noncurrent assets	382,178	351,241
Current liabilities	43,240	35,032
Long-term debt	140,000	140,000
Noncurrent liabilities	13,308	13,182
Partners’ capital	219,184	189,798

Our investment in Centennial includes an excess net investment amount of $33.4 million (see Note 2.  Intangible Assets).  Excess investment is the amount by which our investment balance exceeds our proportionate share of the net assets of the investment.

NOTE 6.  DEBT

Senior Notes

On January 27, 1998, we completed the issuance of $180.0 million principal amount of 6.45% Senior Notes due 2008 and $210.0 million principal amount of 7.51% Senior Notes due 2028 (collectively the “Senior Notes”).  The 6.45% Senior Notes were issued at a discount of $0.3 million and are being accreted to their face value over the term of the notes.  The 6.45% Senior Notes due 2008 are not subject to redemption prior to January 15, 2008.  The 7.51% Senior Notes due 2028, issued at par, may be redeemed at any time after January 15, 2008, at our option, in whole or in part, at a premium.

The Senior Notes do not have sinking fund requirements.  Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year.  The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness.  The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indenture does not limit our ability to incur additional indebtedness.  As of June 30, 2004, we were in compliance with the covenants of the Senior Notes.

We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above (see Note 3.  Interest Rate Swap).

At June 30, 2004, the estimated fair values of the 6.45% Senior Notes and 7.51% Senior Notes were approximately $185.5 million and $211.7 million, respectively.  Market prices for recent transactions and rates currently available to us for debt with similar terms and maturities were used to estimate fair value.

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

On June 27, 2003, our Parent Partnership entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”).  The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings.  The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios.  Our Parent Partnership borrowed $263.0 million under the Revolving Credit Facility and repaid the outstanding balance of the Three Year Facility.  At June 30, 2004, $260.0 million was outstanding under the Revolving Credit Facility.

As of June 30, 2004, and December 31, 2003, we had an intercompany note payable to our Parent Partnership of $246.8 million and $211.3 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at June 30, 2004, was 5.2%.  At June 30, 2004, accrued interest includes $4.1 million due to the Parent Partnership.  For the six months ended June 30, 2004 and 2003, interest costs incurred on the note payable to the Parent Partnership totaled $6.1 million and $6.0 million, respectively.

NOTE 7.  QUARTERLY DISTRIBUTONS OF AVAILABLE CASH

We make quarterly cash distributions of all of our available cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion.  We pay distributions of 99.999% to the Parent Partnership and 0.001% to the General Partner.

During the six months ended June 30, 2004 and 2003, we paid cash distributions totaling $58.6 million and $51.2 million, respectively, to our Parent Partnership.  On August 6, 2004, we will pay a cash distribution to our Parent Partnership of $29.7 million for the quarter ended June 30, 2004.

NOTE 8.  EMPLOYEE BENEFIT PLANS

Retirement Plans

The Parent Partnership has adopted the TEPPCO Retirement Cash Balance Plan (“TEPPCO RCBP”), which is a non-contributory, trustee-administered pension plan.  In addition, certain executive officers participate in the TEPPCO Supplemental Benefit Plan (“TEPPCO SBP”), which is a non-contributory, nonqualified, defined benefit retirement plan.  The TEPPCO SBP was established to restore benefit reductions caused by the maximum benefit limitations that apply to qualified plans.  The benefit formula for all eligible employees is a cash balance formula.  Under a cash balance formula, a plan participant accumulates a retirement benefit based upon pay credits and current interest credits.  The pay credits are based on a participant’s salary, age and service.  The Parent Partnership uses a December 31 measurement date for these plans.

The components of net pension benefits costs allocated to us for the TEPPCO RCBP and the TEPPCO SBP for the three months and six months ended June 30, 2004 and 2003, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost benefit earned during the period	$635	$540	$1,271	$1,080
Interest cost on projected benefit obligation	120	87	241	174
Expected return on plan assets	(157)	(108)	(315)	(216)
Amortization of prior service cost	2	2	4	4
Recognized net actuarial loss	3	4	7	9
Net pension benefits costs	$603	$525	$1,208	$1,051

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

The components of net postretirement benefits costs allocated to us for the TEPPCO OPB for the three months and six months ended June 30, 2004 and 2003, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost benefit earned during the period	$29	$23	$58	$46
Interest cost on accumulated postretirement benefit obligation	33	29	65	58
Amortization of prior service cost	28	28	56	56
Recognized net actuarial loss	—	—	1	—
Net postretirement benefits costs	$90	$80	$180	$160

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

On March 26, 2004, an initial decision in ARCO Products Co., et al. v. SFPP, Docket OR96-2-000, et al. was issued by the FERC, which made several significant determinations with respect to finding “changed circumstances” under the Energy Policy Act of 1992 (“EP Act”).  The decision lists factors that will be considered by the FERC, which include showing a substantial change in economic circumstances, the time factor that will be reviewed, what will be considered the basis of the rate and a pipeline’s documentary requirements.  The decision largely clarifies, but does not fully quantify, the standard required for a complainant to demonstrate that an oil pipeline’s rates are no longer subject to the rate protection of the EP Act by demonstrating that a substantial change in circumstances has occurred since 1992 with respect to the basis of the rates being challenged.  In the decision, the FERC found that a limited number of rate elements will significantly affect the economic basis for a pipeline company’s rates.  The elements identified in the decision are volume changes, allowed total return and total cost of service (including major cost elements of rate base such as tax rates and tax allowances, among others).  The FERC did reject, however, the use of changes in tax rate and income tax allowances as standalone factors.  The FERC further found that if a complainant can show that a pipeline’s volumes and overall cost of service collectively reflect a significant increase in net earnings between the establishment of the challenged rate pre-1992 and the time of the complaint, based primarily on the combined impact of changes in volumes and changes in overall cost of service, the complainant has met its burden relative to establishing “changed circumstances.”  It appears likely that the decision will be appealed.  We have not yet determined the impact, if any, that the decision could have on our rates if they were reviewed under the criteria of this decision.

On July 20, 2004, the United States Court of Appeals for the District of Columbia Circuit issued a decision in BP West Coast Products, LLC v. Federal Energy Regulatory Commission and United States of America, which reviewed the decisions that the FERC issued in Opinion Nos. 435, 435-A, 435-B and Clarification and Rehearing Order.  In these opinions, the FERC considered the tariffs of SFPP, L.P. (“SFPP”) and complaints and other filings by shipper customers of SFPP.  The Court determined, in part, that SFPP, a publicly traded limited partnership, is not allowed to include income tax allowance in its cost-of-service analysis in the determination of just and reasonable rates that were not grandfathered under the EP Act.  With respect to SFPP’s grandfathered rates, the Court remanded to the FERC for further review, in light of the Court’s holding on income tax allowance, of the FERC’s determination that changes in the FERC’s tax allowance policy do not constitute “substantially changed circumstances” under the EP Act.  The Court’s decision on income tax allowance does not affect our current rates and rate structure because our rates are not based on the cost-of-service methodology.  However, the Court’s decision might become relevant to us should we (i) elect in the future to use cost-of-service to support our rates or (ii) be required to use such methodology to defend our indexed rates against a shipper complaint.

In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility.  In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination.  At June 30, 2004, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility.  Effective in March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility.  This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility.  We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

On March 17, 2003, we experienced a release of 511 barrels of jet fuel from a storage tank at our Blue Island terminal located in Cook County, Illinois.  As a result of the release, we have entered into an Agreed Order with the State of Illinois.  We are complying with the Agreed Order and are in the process of negotiating a final settlement with the State of Illinois.  We do not expect that compliance with the Agreed Order or the settlement will have a future material adverse effect on our financial position, results of operations or cash flows.

At June 30, 2004, we have an accrued liability of $2.0 million related to various sites requiring environmental remediation activities.  We do not expect that the completion of remediation programs associated with these activities will have a future material adverse effect on our financial position, results of operations or cash flows.

We regularly review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  At June 30, 2004, we have identified certain assets that we are assessing for recoverability resulting from recent operational changes.  We are continuing to monitor these circumstances surrounding the assets; however, we do not believe that the resolution of the matter will have a material effect on our financial condition, results of operations or cash flows.

Centennial entered into credit facilities totaling $150.0 million and, as of June 30, 2004, $150.0 million was outstanding under those credit facilities.  The proceeds were used to fund construction and conversion costs of Centennial’s pipeline system.  We and Marathon have each guaranteed one half of Centennial’s debt, up to a maximum amount of $75.0 million each.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following review of our financial position and results of operations in conjunction with our Consolidated Financial Statements and the notes thereto.  Material period-to-period variances in the consolidated statements of income are discussed under “Results of Operations.”  The “Financial Condition and Liquidity” section analyzes our cash flows and financial position.  “Other Considerations” addresses trends, future plans and contingencies that are reasonably likely to materially affect our future liquidity or earnings.  The Consolidated Financial Statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies and Estimates

A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K. Certain of these accounting policies require the use of estimates.  The following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: revenue and expense accruals, including accruals for power costs, property taxes, environmental costs and property, plant and equipment.  These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

Management Overview of the Six Months Ended June 30, 2004

We reported net income of $24.1 million for the six months ended June 30, 2004, compared with net income of $29.3 million for the six months ended June 30, 2003, and $6.9 million for the three months ended June 30, 2004, compared with net income of $8.8 million for the three months ended June 30, 2003.  Our results for the three months and six months ended June 30, 2004, were impacted by higher pipeline integrity costs of $2.6 million and $8.0 million, respectively, which essentially offset increased revenues from both our refined products and propane businesses.  We anticipate that our pipeline integrity costs for 2004 will be approximately $3.0 million to $5.0 million higher than our 2003 costs as we continue to perform pipeline maintenance under our integrity management program.

We are focused on opportunities, challenges and risks that are inherent in our business.  These include the safe, reliable and efficient operation of the pipelines and facilities that we own or operate while meeting increased regulations that govern the operation of our assets and the costs associated with such regulations.  We are also focused on our continued growth through expansion of the assets that we own and through acquisition of assets that complement our current operations.  We remain confident that our current strategy and focus will provide continued growth in earnings and cash distributions.  These growth opportunities include continued development of refined products and propane market opportunities, including pipeline and terminal expansions.

We are continuing to pursue a plan to make system changes to allow for bi-directional flow and deliveries into the Shreveport, Louisiana market area.  We have completed feasibility studies and are in discussions with potential customers regarding the transportation of volumes through the pipeline system in this area.  Engineering design work is currently under way to reverse the flow of the pipeline segment from Shreveport to El Dorado, Arkansas.  The project is scheduled to be completed by the end of 2004.

We are planning to build a new refined products truck loading terminal in Bossier City, Louisiana.  The facility will include six storage tanks and a fully automated two-bay truck loading rack.  The terminal will expand delivery capacity of refined products to the Northwest Louisiana and East Texas markets by more than 20,000 barrels per day.  The facility will increase the delivery of branded and unbranded premium and regular gasoline, as well as low-sulfur diesel fuels, which will meet the different product specifications of both market areas.  The project is scheduled to be completed in the first quarter of 2005.

We have begun a Phase II project to further expand our delivery capacity of liquefied petroleum gases (“LPGs”) to the Northeast by 8,000 to 10,000 barrels per day.  In 2003, we increased the delivery capability between Todhunter, Ohio, and Coshocton, Ohio, by 8,000 to 10,000 barrels per day and increased storage and improved loading capability at Oneonta, New York.  The Phase II expansion includes the construction of three pump stations between Coshocton and Greensburg, Pennsylvania, and two stations from Greensburg to Watkins Glen, New York.  Additional work on the pipeline segment between Greensburg and Philadelphia, Pennsylvania, will increase delivery rates to the Philadelphia area.  Improvements will also be made at our Dubois, Pennsylvania, and Eagle, Pennsylvania, terminals.  The project is scheduled to be completed in the fourth quarter of 2004.

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

We operate and report in one business segment:  transportation and storage of refined products, LPGs and petrochemicals.  Revenues are earned from transportation and storage of refined products and LPGs, intrastate transportation of petrochemicals, sales of product inventory and other ancillary services.  Our two largest operating expense items are labor and electric power.  We generally realize higher revenues during the first and fourth quarters of each year as our operations are somewhat seasonal.  Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating.  Our results also include our equity investments in Centennial Pipeline LLC (“Centennial”) and Mont Belvieu Storage Partners, L.P. (“MB Storage”) (see Note 5.  Equity Investments).

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

Results of Operations

The following table presents volumes delivered and average tariff per barrel for the three months and six months ended June 30, 2004 and 2003 (in thousands, except tariff information):

	Three Months Ended June 30,		Percentage Increase	Six Months Ended June 30,		Percentage Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)

Volumes Delivered
Refined products	41,936	42,256	(1)%	74,458	72,488	3%
LPGs	8,794	6,832	29%	22,002	20,532	7%
Total	50,730	49,088	3%	96,460	93,020	4%

Average Tariff per Barrel
Refined products	$0.93	$0.89	5%	$0.94	$0.89	6%
LPGs	1.56	1.96	(20)%	1.93	2.15	(10)%
Average system tariff per barrel	$1.04	$1.04	—	$1.17	$1.17	—

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

We reported net income of $6.9 million for the three months ended June 30, 2004, compared with net income of $8.8 million for the three months ended June 30, 2003.  Net income decreased $1.9 million primarily due to an increase of $4.5 million in costs and expenses and a decrease of $0.6 million in equity earnings, partially offset by an increase of $2.4 million in operating revenues, a decrease of $0.7 million in interest expense – net and an increase of $0.1 million in other income – net.  We discuss the factors influencing our operating performance below.

Revenues from refined products transportation increased $1.1 million for the three months ended June 30, 2004, compared with the three months ended June 30, 2003, primarily due to an increase in distillate volumes transported as a result of a strong trucking market.  For the three months ended June 30, 2004, the refined products average tariff increased 5% from the prior year period primarily due to higher market-based tariff rates which went into effect in July 2003, and decreased short-haul deliveries of product received into our system from Centennial at Creal Springs, Illinois.  Prior to the construction of Centennial, deliveries on our pipeline system were limited by our pipeline capacity, and transportation services for our customers were allocated in accordance with a proration policy.  With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs.  In February 2003, we entered into a lease agreement with Centennial that increased our flexibility to deliver refined products to our market areas.  During the three months ended June 30, 2004, overall refined product volumes transported decreased primarily due to lower short-haul volumes received into our system from Centennial, partially offset by increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets.

Revenues from LPGs transportation increased $0.4 million for the three months ended June 30, 2004, compared with the three months ended June 30, 2003, primarily due to higher deliveries of isobutane to Chicago area refineries and increased short-haul propane deliveries to Gulf Coast petrochemical customers, partially offset by lower deliveries of propane in the upper Midwest and Northeast market areas attributable to the impact of high propane prices and low inventories at Mont Belvieu during the second quarter of 2004.  The LPGs average rate per barrel decreased 20% from the prior year period primarily as a result of increased short-haul deliveries during the three months ended June 30, 2004.

Other operating revenues increased $0.9 million for the three months ended June 30, 2004, compared with the three months ended June 30, 2003, primarily due to higher margins on product inventory sales, higher refined products tender deduction fees and higher propane deliveries at our Providence, Rhode Island import facility.  These increases were partially offset by lower revenues from product exchanges, which are used to position product in the Midwest market area.

Costs and expenses increased $4.5 million for the three months ended June 30, 2004, compared with the three months ended June 30, 2003.  The increase was made up of a $2.9 million increase in operating, general and administrative expenses, a $2.1 million increase in depreciation and amortization expense and a $0.1 million increase in taxes – other than income taxes, partially offset by a $0.6 million decrease in operating fuel and power.  Operating, general and administrative expenses increased primarily due to a $2.6 million increase in pipeline integrity management expenses associated with our integrity management program, a $0.8 million increase in rental expense from the Centennial pipeline capacity lease agreement that we entered into in February 2003, and an increase in consulting and contract services primarily related to compliance with the Sarbanes-Oxley Act of 2002.  These increases were partially offset by lower labor costs and decreased general and administrative supplies expense, and lower expenses in the 2004 period associated with the write-off of receivables related to customer bankruptcies and other customer non-payments in 2003.  Depreciation expense increased from the prior year period because of assets placed in service during 2003, partially offset by an increase in the estimated remaining life of a section of our pipeline system in the Northeast, as a result of pipeline improvements made as part of our integrity management program.  Taxes – other than income taxes increased as a result of higher property balances.  Operating fuel and power expense decreased primarily as a result of a more efficient use of our transportation assets, partially offset by increased mainline throughput.

Net losses from equity investments increased $0.6 million for the three months ended June 30, 2004, compared with the three months ended June 30, 2003, as shown below (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2004	2003

Centennial	$(2,286)	$(1,827)	$(459)
MB Storage	1,785	1,899	(114)
Other	(8)	(8)	—
Total equity earnings (losses)	$(509)	$64	$(573)

Equity losses in Centennial increased primarily due to higher operating expenses, partially offset by an increase in transportation volumes on Centennial.  Equity earnings from our 50% ownership interest in MB Storage decreased $0.1 million for the three months ended June 30, 2004, compared with the three months ended June 30, 2003.  In April 2004, MB Storage acquired storage assets and contracts for $33.5 million, of which we contributed $16.5 million.  The decrease in equity earnings was due to increased amortization and depreciation expense on the acquired storage assets and contracts, partially offset by increased storage revenue, shuttle revenue and rental revenue primarily from the acquired contracts and lower pipeline rehabilitation expenses on the MB Storage system.

Interest expense decreased $0.5 million for the three months ended June 30, 2004, compared with the three months ended June 30, 2003, primarily due to lower allocations of interest expense from the Parent Partnership, partially offset by higher debt balances The Parent Partnership had lower interest expense primarily due to a higher percentage of variable interest rate debt during the three months ended June 30, 2004, that carried a lower rate of interest as compared to fixed interest rate debt.  The higher percentage of variable interest rate debt resulted from the expiration of an interest rate swap in April 2004.  Interest capitalized increased $0.2 million for the three months ended June 30, 2004, compared with the three months ended June 30, 2003, as a result of increased balances of construction work-in-progress.

Other income – net increased $0.1 million for the three months ended June 30, 2004, compared with the three months ended June 30, 2003, primarily due to higher interest income earned on cash investments.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

We reported net income of $24.1 million for the six months ended June 30, 2004, compared with net income of $29.3 million for the six months ended June 30, 2003.  Net income decreased $5.2 million primarily due to an increase of $14.7 million in costs and expenses and a decrease of $0.6 million in equity earnings, partially offset by an increase of $9.1 million in operating revenues, a decrease of $0.6 million in interest expense – net and an increase of $0.4 million in other income – net.  We discuss the factors influencing our operating performance below.

Revenues from refined products transportation increased $5.2 million for the six months ended June 30, 2004, compared with the six months ended June 30, 2003, due to an overall increase of 3% in the refined products volumes delivered, primarily due to increases in motor fuel and distillate volumes transported as a result of a strong trucking market.  These increases were primarily due to deliveries of products received into our pipeline from Centennial at Creal Springs, Illinois.  Centennial has provided our system with additional pipeline capacity for products originating in the U.S. Gulf Coast area.  Prior to the construction of Centennial, deliveries on our pipeline system were limited by our pipeline capacity, and transportation services for our customers were allocated in accordance with a proration policy.  With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs.  In February 2003, we entered into a lease agreement with Centennial that increased our flexibility to deliver refined products to our market areas.  Volume increases were due to increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets.  The refined products average rate per barrel increased 6% from the prior year period primarily due to higher market-based tariff rates which went into effect in July 2003, partially offset by the impact of the Midwest origin point for barrels received from Centennial, which resulted in decreased short-haul barrels transported on our system.

Revenues from LPGs transportation decreased $1.7 million for the six months ended June 30, 2004, compared with the six months ended June 30, 2003, primarily due to lower deliveries of propane in the upper Midwest and Northeast market areas attributable to warmer weather during the first three months of 2004.  Additionally, in late February 2004, the Mont Belvieu propane price spiked, which resulted in our sourced propane being less competitive than propane from other source points.  This decrease was partially offset by increased deliveries of isobutane to Chicago area refineries and increased short-haul propane deliveries to Gulf Coast petrochemical customers.  The LPGs average rate per barrel decreased 10% from the prior year period primarily as a result of increased short-haul deliveries during the six months ended June 30, 2004.

Other operating revenues increased $5.6 million for the six months ended June 30, 2004, compared with the six months ended June 30, 2003, primarily due to higher propane inventory fees, higher refined products tender deduction fees, higher margins on product inventory sales and higher propane deliveries at our Providence, Rhode Island import facility.

Costs and expenses increased $14.7 million for the six months ended June 30, 2004, compared with the six months ended June 30, 2003.  The increase was made up of an $11.4 million increase in operating, general and administrative expenses, a $3.7 million increase in depreciation and amortization expense and a $0.3 million increase in taxes – other than income taxes, partially offset by a $0.7 million decrease in operating fuel and power.  Operating, general and administrative expenses increased primarily due to an $8.0 million increase in pipeline integrity management expenses associated with our integrity management program, a $1.7 million increase in rental expense from the Centennial pipeline capacity lease agreement that we entered into in February 2003, a $2.1 million increase in consulting and contract services primarily related to compliance with the Sarbanes-Oxley Act of 2002 and acquisition related activities, and a $0.4 million increase in environmental assessment and remediation activities, partially offset by lower labor costs and decreased general and administrative supplies expense, and lower expenses in the 2004 period associated with the write-off of receivables related to customer bankruptcies and other customer non-payments in 2003.  Depreciation expense increased from the prior year period because of assets placed in service during 2003, partially offset by an increase in the estimated remaining life of a section of our pipeline system in the Northeast, as a result of pipeline improvements made as part of our integrity management program.  Taxes – other than income taxes increased as a result of higher property balances.  Operating fuel and power expense decreased primarily as a result of a more efficient use of our transportation assets, partially offset by increased mainline throughput.

Net losses from equity investments increased $0.6 million for the six months ended June 30, 2004, compared with the six months ended June 30, 2003, as shown below (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2004	2003

Centennial	$(6,143)	$(5,005)	$(1,138)
MB Storage	4,414	3,844	570
Other	(18)	(34)	16
Total equity losses	$(1,747)	$(1,195)	$(552)

Equity losses in Centennial increased primarily due to the acquisition of an additional 16.7% interest in Centennial on February 10, 2003, bringing our ownership interest to 50%, and higher operating expenses, partially offset by an increase in transportation volumes on Centennial.  Equity earnings from our 50% ownership interest in MB Storage increased $0.6 million for the six months ended June 30, 2004, compared with the six months ended June 30, 2003.  In April 2004, MB Storage acquired storage assets and contracts for $33.5 million, of which we contributed $16.5 million.  The increase in equity earnings is due to increased storage revenue, shuttle revenue and rental revenue primarily from the acquired contracts and lower pipeline rehabilitation expenses on the MB Storage system, partially offset by increased amortization and depreciation expense on storage assets and contracts acquired.

Interest expense decreased $0.2 million for the six months ended June 30, 2004, compared with the six months ended June 30, 2003, primarily due to lower allocations of interest expense from the Parent Partnership, partially offset by higher debt balances.  The Parent Partnership had lower interest expense primarily due to a higher percentage of variable interest rate debt during the three months ended June 30, 2004, that carried a lower rate of interest as compared to fixed interest rate debt.  The higher percentage of variable interest rate debt resulted from the expiration of an interest rate swap in April 2004.  Interest capitalized increased $0.4 million for the six months ended June 30, 2004, compared with the six months ended June 30, 2003, as a result of increased balances of construction work-in-progress.

Other income – net increased $0.4 million for the six months ended June 30, 2004, compared with the six months ended June 30, 2003, primarily due to higher interest income earned on cash investments.

Financial Condition and Liquidity

Cash flows for the six months ended June 30, 2004 and 2003, were as follows (in thousands):

	Six Months Ended June 30,
	2004	2003

Cash provided by (used in):
Operating activities	$68,273	$62,741
Investing activities	(45,330)	(46,053)
Financing activities	(23,131)	(12,448)

Operating Activities

Net cash from operating activities for the six months ended June 30, 2004 and 2003, was comprised of the following (in thousands):

	Six Months Ended June 30,
	2004	2003

Net income	$24,113	$29,340
Depreciation and amortization	17,636	13,937
Losses in equity investments	1,747	1,195
Distributions from equity investments	4,950	—
Non-cash portion of interest expense	15	16
Cash used in working capital and other	19,812	18,253
Net cash from operating activities	$68,273	$62,741

Cash provided by operating activities increased $5.5 million for the six months ended June 30, 2004, compared with the six months ended June 30, 2003, primarily due to distributions received from MB Storage and the timing of payments for working capital components during the six months ended June 30, 2004.

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

At June 30, 2004, and December 31, 2003, we had working capital deficits of $39.6 million and $12.3 million, respectively.  Cash generated from operations and from our Parent Partnership’s credit facilities and debt and equity offerings are our primary sources of liquidity.  Working capital deficits can occur primarily due to the timing of operating cash receipts from customers, payment of cash distributions and the payment of normal operating expenses and capital expenditures.  We are a wholly owned subsidiary of the Parent Partnership.  We expect that our Parent Partnership will make capital contributions, loans or otherwise provide liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so.  We anticipate that the Parent Partnership will provide the necessary liquidity to protect its investment in us.  At June 30, 2004, our Parent Partnership had $290.0 million in available borrowing capacity under its revolving credit facility to cover any working capital needs, and expects that cash flows from operating activities, the sale of additional debt or equity offerings will provide necessary liquidity to us.

Investing Activities

Cash flows used in investing activities totaled $45.3 million for the six months ended June 30, 2004, and were comprised of $24.6 million of capital expenditures, $17.2 million of cash contributions for our ownership interest in MB Storage, $2.0 million for the acquisition of assets and $1.5 million of cash contributions for our ownership interest in Centennial.  Cash flows used in investing activities totaled $46.1 million for the six months ended June 30, 2003, and were comprised of $25.1 million of capital expenditures, $20.0 million for our acquisition of the additional interest in Centennial on February 10, 2003, and $1.0 million of cash contributions for our ownership interest in Centennial.

Financing Activities

Cash flows used in financing activities totaled $23.1 million for the six months ended June 30, 2004, and were comprised of $58.6 million of distributions paid to our Parent Partnership and $34.6 million of repayments on our term loan, partially offset by $70.1 million of proceeds for our term loan.  Cash flows used in financing activities totaled $12.4 million for the six months ended June 30, 2003, and were comprised of $51.2 million of distributions paid to our Parent Partnership and $20.5 million of repayments on our term loan, partially offset by $57.4 million of proceeds for our term loan and $1.9 million in contributions from our Parent Partnership.

Centennial entered into credit facilities totaling $150.0 million and, as of June 30, 2004, $150.0 million was outstanding under those credit facilities.  The proceeds were used to fund construction and conversion costs of Centennial’s pipeline system.  We and Marathon Ashland Petroleum LLC have each guaranteed one half of Centennial’s debt, up to a maximum of $75.0 million each.

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

On June 27, 2003, our Parent Partnership entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”).  The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings.  The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios.  Our Parent Partnership borrowed $263.0 million under the Revolving Credit Facility and repaid the outstanding balance of the Three Year Facility.  At June 30, 2004, $260.0 million was outstanding under the Revolving Credit Facility.

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

As of June 30, 2004, and December 31, 2003, we had an intercompany note payable to our Parent Partnership of $246.8 million and $211.3 million, respectively, which represented borrowings under the Parent

Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at June 30, 2004, was 5.2%.  At June 30, 2004, accrued interest includes $4.1 million due to the Parent Partnership.  For the six months ended June 30, 2004 and 2003, interest costs incurred on the note payable to the Parent Partnership totaled $6.1 million and $6.0 million, respectively.

Cash Distributions

During the six months ended June 30, 2004 and 2003, we paid cash distributions totaling $58.6 million and $51.2 million, respectively, to our Parent Partnership.  On August 6, 2004, we will pay a cash distribution to our Parent Partnership of $29.7 million for the quarter ended June 30, 2004.

Future Capital Needs and Commitments

We estimate that capital expenditures, excluding acquisitions, for 2004 will be approximately $78.7 million (which includes $2.0 million of capitalized interest). We expect to spend approximately $54.4 million for revenue generating projects and facility improvements that will include the expansion of our pipelines extending from Seymour to Indianapolis, Indiana, further expansions of our Northeast pipeline system and construction of a new truck loading terminal in Bossier City, Louisiana.  We expect to spend approximately $22.3 million of capital costs to sustain existing operations, including life-cycle replacements for equipment at various facilities and pipeline and tank replacements.  We continually review and evaluate potential capital improvements and expansions that would be complementary to our present system.  These expenditures can vary greatly depending on the magnitude of our transactions.  We may finance capital expenditures through internally generated funds, debt, capital contributions from our Parent Partnership or any combination thereof.

Our debt repayment obligations consist of payments for principal and interest on (i) our $246.8 million principal amount due to the Parent Partnership related to our share of the Parent Partnership’s Revolving Credit Facility due in June 2006, 7.625% Senior Notes due in February 2012 and 6.125% Senior Notes due in February 2013, (ii) our $210.0 million 7.51% Senior Notes due January 15, 2028, and (iii) our $180.0 million 6.45% Senior Notes due January 15, 2008.

We are also contingently liable as guarantor for the lesser of one half or $75.0 million principal amount (plus interest) of Centennial’s borrowings.  In January 2003, we entered into a pipeline capacity lease agreement with Centennial for a period of five years that contains a minimum throughput requirement.  During the year ended December 31, 2003, and for the six months ended June 30, 2004, we exceeded the minimum throughput requirements on the lease agreement.  We are also contingently liable as guarantor for $500.0 million principal amount of 7.625% Senior Notes due 2012 issued in February 2002 and for $200.0 million principal amount of 6.125% Senior Notes due 2013 issued in January 2003 by our Parent Partnership.

During the six months ended June 30, 2004, we contributed $1.5 million to Centennial to cover operating needs and capital expenditures.  During the six months ended June 30, 2004, we contributed $17.2 million to MB Storage, of which $16.5 million was used to for its acquisition of storage assets in April 2004.  We may be required to contribute cash to Centennial during the remainder of 2004 to cover capital expenditures, acquisitions or other operating needs and to MB Storage to cover significant capital expenditures or additional acquisitions.

Off-Balance Sheet Arrangements

We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no off-balance sheet commitments for indebtedness other than the limited guaranty of the Centennial debt, the Parent Partnership debt and leases covering assets utilized in several areas of our operations.

Contractual Obligations

The following table summarizes our debt repayment obligations and material contractual commitments as of June 30, 2004 (in millions):

	Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note payable, Parent Partnership	$246.8	$—	$246.8	$—	$—
6.45% Senior Notes due 2008 (1)	180.0	—	—	180.0	—
7.51% Senior Notes due 2028 (1)	210.0	—	—	—	210.0
Debt subtotal	636.8	—	246.8	180.0	210.0

Operating leases	49.8	11.6	20.1	8.5	9.6

Total	$686.6	$11.6	$266.9	$188.5	$219.6

(1)          We entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our 7.51% Senior Notes due 2028.  At June 30, 2004, the 7.51% Senior Notes include an adjustment to decrease the fair value of the debt by $2.9 million related to this interest rate swap agreement.  At June 30, 2004, our 6.45% Senior Notes include $3.0 million of unamortized debt discount.  The fair value adjustment and unamortized debt discount are excluded from this table.

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

Our Parent Partnership has filed with the Securities and Exchange Commission a universal shelf registration statement that, subject to effectiveness, agreement on terms at the time of use and appropriate supplementation, allows it to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof.  At June 30, 2004, our Parent Partnership has $2.0 billion remaining under this shelf registration.

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

In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility.  In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination.  At June 30, 2004, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility.  Effective in March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility.  This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility.  We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

On March 17, 2003, we experienced a release of 511 barrels of jet fuel from a storage tank at our Blue Island terminal located in Cook County, Illinois.  As a result of the release, we have entered into an Agreed Order with the State of Illinois.  We are complying with the Agreed Order and are in the process of negotiating a final settlement with the State of Illinois.  We do not expect that compliance with the Agreed Order or the settlement will have a future material adverse effect on our financial position, results of operations or cash flows.

At June 30, 2004, we have an accrued liability of $2.0 million related to various sites requiring environmental remediation activities.  We do not expect that the completion of remediation programs associated with these activities will have a future material adverse effect on our financial position, results of operations or cash flows.

We regularly review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  At June 30, 2004, we have identified certain assets that we are assessing for recoverability resulting from recent operational changes.  We are continuing to monitor these circumstances surrounding the assets; however, we do not believe that the resolution of the matter will have a material effect on our financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

See discussion of new accounting pronouncements in Note 1.  Organization and Basis of Presentation - New Accounting Pronouncements in the accompanying consolidated financial statements.

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

At June 30, 2004, we had outstanding $180.0 million principal amount of 6.45% Senior Notes due 2008 and $210.0 million principal amount of 7.51% Senior Notes due 2028.  At June 30, 2004, the estimated fair values of the 6.45% Senior Notes and 7.51% Senior Notes were approximately $185.5 million and $211.7 million, respectively.

On October 4, 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of our 7.51% Senior Notes.  Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the six months ended June 30, 2004 and 2003, we recognized reductions in interest expense of $5.1 million and $4.9 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarter ended June 30, 2004, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair value of this interest rate swap was a loss of approximately $2.9 million at June 30, 2004, and a gain of approximately $2.3 million at December 31, 2003.  Utilizing the balance of the 7.51% Senior Notes outstanding at June 30, 2004, and including the effects of hedging activities, assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is $2.1 million.

As of June 30, 2004, and December 31, 2003, we had an intercompany note payable to our Parent Partnership of $246.8 million and $211.3 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at June 30, 2004, was 5.2%.  At June 30, 2004, accrued interest includes $4.1 million due to the Parent Partnership.  For the six months ended June 30, 2004 and 2003, interest costs incurred on the note payable to the Parent Partnership totaled $6.1 million and $6.0 million, respectively.

Item 4.  Controls and Procedures

The principal executive officer and principal financial officer of the Company, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

During the second quarter of 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation.  As a result, no corrective actions were required or undertaken.

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

(b)         Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission during the quarter ended June 30, 2004:

A Report on Form 8-K was filed on June 7, 2004, including as an exhibit the audited balance sheet of Texas Eastern Products Pipeline Company, LLC, as of December 31, 2003.

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

Date: August 4, 2004