Form 10-Q
period 2004-09-30
TE PRODUCTS PIPELINE CO LP
filed 2004-11-02
CIK 1045548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$—	$188
Accounts receivable, trade (net of allowance for doubtful accounts of $56 and $374)	18,167	25,377
Accounts receivable, related parties	4,484	154
Inventories	10,315	11,186
Other	8,181	10,230
Total current assets	41,147	47,135
Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $303,210 and $279,395)	706,813	682,385
Equity investments	170,154	155,861
Other assets	19,909	15,267
Total assets	$938,023	$900,648

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$9,790	$11,518
Accounts payable, related parties	56,747	12,277
Accrued interest	7,299	15,877
Other accrued taxes	6,918	5,732
Other	11,671	13,983
Total current liabilities	92,425	59,387
Senior Notes	393,793	392,164
Note Payable, Parent Partnership	276,698	211,314
Other liabilities and deferred credits	11,737	14,995
Commitments and contingencies
Partners’ capital:
General partner’s interest	2	2
Limited partner’s interest	163,368	222,786
Total partners’ capital	163,370	222,788
Total liabilities and partners’ capital	$938,023	$900,648

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues:
Transportation – Refined products	$43,386	$37,992	$113,294	$102,688
Transportation – LPGs	16,071	18,498	58,572	62,676
Other	7,908	7,251	30,378	24,151
Total operating revenues	67,365	63,741	202,244	189,515

Costs and expenses:
Operating, general and administrative	32,841	29,949	90,718	76,275
Operating fuel and power	8,465	7,762	23,706	23,664
Depreciation and amortization	12,756	6,988	30,392	20,925
Taxes – other than income taxes	1,979	2,417	7,314	7,493
Gains on sales of assets	(472)	—	(587)	—
Total costs and expenses	55,569	47,116	151,543	128,357

Operating income	11,796	16,625	50,701	61,158

Interest expense – net	(6,979)	(6,462)	(20,469)	(20,509)
Equity losses	(322)	(1,437)	(2,069)	(2,632)
Other income – net	203	70	648	119

Net income	$4,698	$8,796	$28,811	$38,136

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$28,811	$38,136
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,392	20,925
Losses in equity investments, net of distributions	9,797	2,632
Gains on sales of assets	(587)	—
Non-cash portion of interest expense	22	23
Decrease (increase) in accounts receivable	7,210	(495)
Decrease (increase) in inventories	871	(404)
Decrease in other current assets	2,049	5,378
Decrease in accounts payable and accrued expenses	(11,237)	(13,621)
Other	28,887	21,237
Net cash provided by operating activities	96,215	73,811

Cash flows from investing activities:
Proceeds from the sales of assets	590	—
Acquisition of assets	(1,962)	—
Investment in Mont Belvieu Storage Partners, L.P.	(19,364)	(250)
Acquisition of additional interest in Centennial Pipeline LLC	—	(20,000)
Investment in Centennial Pipeline LLC	(1,500)	(3,000)
Capital expenditures, net	(51,275)	(37,727)
Net cash used in investing activities	(73,511)	(60,977)

Cash flows from financing activities:
Proceeds from note payable, Parent Partnership	90,377	80,856
Repayments of note payable, Parent Partnership	(24,993)	(53,638)
Equity contribution – Parent Partnership	—	37,082
Distributions paid	(88,276)	(77,571)
Net cash used in financing activities	(22,892)	(13,271)

Net decrease in cash and cash equivalents	(188)	(437)

Cash and cash equivalents at beginning of period	188	485
Cash and cash equivalents at end of period	$—	$48

Non-cash investing activities:
Net assets transferred to Mont Belvieu Storage Partners, L.P.	$—	$61,042

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$26,526	$30,928

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

As used in this Report, “we,” “us,” and “our” means TE Products Pipeline Company, Limited Partnership.

The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of September 30, 2004, and the results of our operations and cash flows for the periods presented.  The results of operations for the three months and nine months ended September 30, 2004, are not necessarily indicative of results of our operations for the full year 2004.  You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 2003.  We have reclassified certain amounts from prior periods to conform with the current presentation.

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

At September 30, 2004, and December 31, 2003, we had working capital deficits of $51.3 million and $12.3 million, respectively.  Cash generated from operations and from our Parent Partnership’s credit facilities and debt and equity offerings are our primary sources of liquidity.  Working capital deficits can occur primarily due to the timing of operating cash receipts from customers, payment of cash distributions and the payment of normal operating expenses and capital expenditures.  Our Parent Partnership has historically made capital contributions, loans or otherwise provided liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so.  At September 30, 2004, our Parent Partnership had approximately $115.0 million in available borrowing capacity under its revolving credit facility and agreed to cover any working capital needs, if required.

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

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006.  We anticipate that the benefits we pay after 2006 could be lower as a result of the new Medicare provisions; however, at this time the retiree medical obligations and costs reported do not reflect any changes as a result of this legislation.  Deferring the recognition of the new Medicare provisions’ impact was permitted by FASB Staff Position (“FSP”) Nos. 106-1 and 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, due to open questions about some of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters.  The final accounting guidance could require changes to previously reported information.  We adopted the provisions of these FSPs in the quarter ended September 30, 2004.  This regulation did not have a material adverse effect on our financial position, results of operations or cash flows.

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

The following table reflects the components of amortized intangible assets, included in other assets on the consolidated balance sheets at September 30, 2004, and December 31, 2003 (in thousands):

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Transportation agreements	$1,328	$(244)	$1,328	$(194)

Amortization expense on intangible assets was $16,603 for each of the three month periods ended September 30, 2004 and 2003, and $49,808 for each of the nine month periods ended September 30, 2004 and 2003.

Estimated amortization expense on intangible assets will be $0.1 million for each of the years ending December 31, 2004 through 2008.

At September 30, 2004, we have $33.4 million of excess investment in our equity investment in Centennial Pipeline LLC, which was created upon formation of the company (see Note 6.  Equity Investments).  The excess investment is included in our equity investments account at September 30, 2004, and is accounted for as an intangible asset with an indefinite life.  We assess the intangible asset for impairment on an annual basis.

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

We evaluate impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the third quarter of 2004, we completed an evaluation of our marine terminal facility in the Beaumont, Texas, area.  The facility consists primarily of a barge dock, a ship dock, four storage tanks and various segments of connecting pipelines.  The evaluation indicated that the docks and other assets at the facility needed extensive work to continue to be commercially operational.  As a result, we performed an impairment test on the entire marine facility and recorded a $4.4 million non-cash impairment charge, included in depreciation and amortization expense in our consolidated statements of income, for the excess carrying value over the fair value of the facility.

NOTE 4.  INTEREST RATE SWAP

On October 4, 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of our 7.51%  Senior Notes.  Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the nine months ended September 30, 2004 and 2003, we recognized reductions in interest expense of $7.5 million and $7.4 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarter ended September 30, 2004, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair value of this interest rate swap was a gain of approximately $3.9 million at September 30, 2004, and a gain of approximately $2.3 million at December 31, 2003.

NOTE 5.  INVENTORIES

Inventories are valued at the lower of cost (based on weighted average cost method) or market.  The costs of inventories did not exceed market values at September 30, 2004, and December 31, 2003. The major components of inventories were as follows (in thousands):

	September 30, 2004	December 31, 2003
Refined products	$2,548	$6,632
LPGs	3,240	517
Materials and supplies	4,527	4,037
Total	$10,315	$11,186

NOTE 6.  EQUITY INVESTMENTS

In August 2000, we entered into agreements with Panhandle Eastern Pipeline Company (“PEPL”), a former subsidiary of CMS Energy Corporation, and Marathon Ashland Petroleum LLC (“Marathon”) to form Centennial Pipeline LLC (“Centennial”).  Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois.  Through February 9, 2003, each participant owned a one-third interest in Centennial.  On February 10, 2003, we and Marathon each acquired an additional 16.7% interest in Centennial from PEPL for $20.0 million each, increasing our ownership percentages in Centennial to 50% each.  During the nine months ended September 30, 2004, we invested $1.5 million in Centennial, which is included in the equity investment balance at September 30, 2004.

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

We receive the first $1.8 million per quarter (or $7.15 million on an annual basis) of MB Storage’s income before depreciation expense, as defined in the operating agreement.  Any amount of MB Storage’s annual income before depreciation expense in excess of $7.15 million is allocated evenly between Louis Dreyfus and us.  Depreciation expense on assets each originally contributed to MB Storage is allocated between Louis Dreyfus and us based on the net book value of the assets contributed.  Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation is allocated evenly between Louis Dreyfus and us. For the nine months ended September 30, 2004, our sharing ratio in the earnings of MB Storage was approximately 72.3%.  During the nine months ended September 30, 2004, we contributed $19.4 million to MB Storage, of which $16.5 million was used to acquire storage assets in April 2004.  During the three months and nine months ended September 30, 2004, we received distributions of $2.8 million and $7.7 million, respectively, from MB Storage.  No distributions were received during the three months and nine months ended September 30, 2003.

We use the equity method of accounting to account for our investments in Centennial and MB Storage.  Summarized combined financial information for Centennial and MB Storage for the nine months ended September 30, 2004 and 2003, is presented below (in thousands):

	Nine Months Ended September 30,
	2004	2003
Revenues	$44,210	$37,971
Net loss	(23)	(3,246)

Summarized combined balance sheet data for Centennial and MB Storage as of September 30, 2004, and December 31, 2003, is presented below (in thousands):

	September 30, 2004	December 31, 2003
Current assets	$39,771	$26,771
Noncurrent assets	379,904	351,241
Current liabilities	38,297	35,032
Long-term debt	140,000	140,000
Noncurrent liabilities	19,782	13,182
Partners’ capital	221,596	189,798

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

The Senior Notes do not have sinking fund requirements.  Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year.  The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness.  The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indenture does not limit our ability to incur additional indebtedness.  As of September 30, 2004, we were in compliance with the covenants of the Senior Notes.

We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above (see Note 4.  Interest Rate Swap).

At September 30, 2004, the estimated fair values of the 6.45% Senior Notes and 7.51% Senior Notes were approximately $193.8 million and $218.2 million, respectively.  Market prices for recent transactions and rates currently available to us for debt with similar terms and maturities were used to estimate fair value.

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

On June 27, 2003, our Parent Partnership entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”).  The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings.  The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios.  Our Parent Partnership borrowed $263.0 million under the Revolving Credit Facility and repaid the outstanding balance of the Three Year Facility.  At September 30, 2004, $325.5 million was outstanding under the Revolving Credit Facility.  At September 30, 2004, our Parent Partnership was in

compliance with the covenants in this credit agreement.  On October 21, 2004, our Parent Partnership amended its Revolving Credit Facility to (i) increase the facility size to $600.0 million, (ii) extend the term to October 21, 2009, (iii) remove certain restrictive covenants, (iv) increase the available amount for the issuance of letters of credit up to $100.0 million and (v) decrease the LIBOR rate spread charged at the time of each borrowing.

As of September 30, 2004, and December 31, 2003, we had an intercompany note payable to our Parent Partnership of $276.7 million and $211.3 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at September 30, 2004, was 5.2%.  At September 30, 2004, accrued interest includes $1.6 million due to the Parent Partnership.  For the nine months ended September 30, 2004 and 2003, interest costs incurred on the note payable to the Parent Partnership totaled $9.2 million and $8.8 million, respectively.

NOTE 8.  QUARTERLY DISTRIBUTONS OF AVAILABLE CASH

We make quarterly cash distributions of all of our available cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion.  We pay distributions of 99.999% to the Parent Partnership and 0.001% to the General Partner.

During the nine months ended September 30, 2004 and 2003, we paid cash distributions totaling $88.3 million and $77.6 million, respectively, to our Parent Partnership.  On November 5, 2004, we will pay a cash distribution to our Parent Partnership of $29.7 million for the quarter ended September 30, 2004.

NOTE 9.  EMPLOYEE BENEFIT PLANS

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

The components of net pension benefits costs allocated to us for the TEPPCO RCBP and the TEPPCO SBP for the three months and nine months ended September 30, 2004 and 2003, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost benefit earned during the period	$635	$540	$1,905	$1,620
Interest cost on projected benefit obligation	120	87	360	261
Expected return on plan assets	(157)	(108)	(471)	(324)
Amortization of prior service cost	2	2	6	6
Recognized net actuarial loss	3	4	9	12
Net pension benefits costs	$603	$525	$1,809	$1,575

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

The components of net postretirement benefits costs allocated to us for the TEPPCO OPB for the three months and nine months ended September 30, 2004 and 2003, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost benefit earned during the period	$29	$23	$87	$69
Interest cost on accumulated postretirement benefit obligation	33	29	99	87
Amortization of prior service cost	28	28	84	84
Net postretirement benefits costs	$90	$80	$270	$240

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

In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility.  In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination.  At September 30, 2004, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility.  Effective in March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility.  This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility.  We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

On March 17, 2003, we experienced a release of 511 barrels of jet fuel from a storage tank at our Blue Island terminal located in Cook County, Illinois.  As a result of the release, we have entered into an Agreed Order with the State of Illinois which required us to conduct an environmental investigation.  At this time, we have complied with the terms of the Agreed Order, and the results of the environmental investigation indicated there were no soil or groundwater impacts from the release.  We are in the process of negotiating a final settlement with the State of Illinois, and we do not expect that compliance with the settlement will have a future material adverse effect on our financial position, results of operations or cash flows.

On July 22, 2004, we experienced a release of approximately 12 barrels of jet fuel from a sump at our Lebanon, Ohio, terminal.  The released jet fuel was contained within a stormwater retention pond located on the terminal property.  Six migratory waterfowl were affected by the jet fuel and were subsequently euthanized by or at the request of the United States Fish and Wildlife Service (“USFWS”).  On October 1, 2004, the USFWS served us with a Notice of Violation, alleging that we violated 16 USC 703 of the Migratory Bird Treaty Act for the “take[ing] of migratory birds by illegal methods.”  Such a violation, if proven, would be a misdemeanor criminal offense; however, we deny that any such criminal violation occurred, and we are vigorously defending our position in this matter.  We do not expect the results of this notice will have a future material adverse effect on our financial position, results of operations or cash flows.

On July 27, 2004, we received notice from the United States Department of Justice (“DOJ”) of its intent to seek a civil penalty against us related to our November 21, 2001, release of approximately 2,575 barrels of jet fuel from our 14-inch diameter pipeline located in Orange County, Texas.  The DOJ, at the request of the United States Environmental Protection Agency, is seeking a civil penalty against us for alleged violations of the Clean Water Act (“CWA”) arising out of this release.  The maximum statutory penalty calculated for this alleged violation of the CWA is $2.8 million.  We are in discussions with the DOJ regarding this matter, and we do not expect a civil penalty, if any, to have a material adverse effect on our financial position, results of operations or cash flows.

At September 30, 2004, we have an accrued liability of $1.7 million related to various sites requiring environmental remediation activities.  We do not expect that the completion of remediation programs associated with these activities will have a future material adverse effect on our financial position, results of operations or cash flows.

We regularly review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  At September 30, 2004, we have identified certain assets that we are assessing for recoverability resulting from recent operational changes.  We are continuing to monitor these circumstances; however, we do not believe that the resolution of the matter will have a material effect on our financial condition, results of operations or cash flows.

Centennial has entered into credit facilities totaling $150.0 million and, as of September 30, 2004, $150.0 million was outstanding under those credit facilities.  The proceeds were used to fund construction and conversion costs of Centennial’s pipeline system.  We and Marathon have each guaranteed one half of Centennial’s debt, up to a maximum amount of $75.0 million each.

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

Critical Accounting Policies and Estimates

A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K. Certain of these accounting policies require the use of estimates.  The following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: revenue and expense accruals, including accruals for power costs and property taxes; environmental costs; depreciation expense and asset impairment analysis related to property, plant and equipment; and amortization expense and asset impairment analysis related to intangible assets.  These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

Management Overview of the Three Months and Nine Months Ended September 30, 2004

We reported net income of $4.7 million for the three months ended September 30, 2004, compared with net income of $8.8 million for the three months ended September 30, 2003, and $28.8 million for the nine months ended September 30, 2004, compared with net income of $38.1 million for the nine months ended September 30, 2003.  Our results for the three months and nine months ended September 30, 2004, were impacted by higher pipeline integrity expenses of $1.1 million and $9.1 million, respectively, and an asset impairment charge of $4.4 million related to a marine facility in Beaumont, Texas (see Note 3.  Property, Plant and Equipment).  These decreases were partially offset by increased revenues from our refined products business and the recognition of $4.1 million of deferred revenue.  We anticipate that our pipeline integrity expenses for 2004 will be approximately $3.0 million higher than our 2003 costs as we continue to perform pipeline inspections and repairs under our integrity management program.

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

We have completed system changes to reverse the flow of the pipeline segment from Shreveport, Louisiana, to El Dorado, Arkansas.  This segment is now configured to permit bi-directional flow of products.  We have completed feasibility studies and are in discussions with potential customers regarding the transportation of volumes through the pipeline system in this area.

We are currently constructing a new refined products truck loading terminal in Bossier City, Louisiana.  The facility will include six storage tanks and a fully automated two-bay truck loading rack.  The terminal will expand delivery capacity of refined products to the Northwest Louisiana and East Texas markets by more than 20,000 barrels per day.  The facility will increase the delivery of branded and unbranded premium and regular gasoline, as well as low-sulfur diesel fuels, which will meet the different product specifications of both market areas.  The project is scheduled to be completed in the first quarter of 2005.

In 2003, we increased the delivery capability between Todhunter, Ohio, and Coshocton, Ohio, by 8,000 to 10,000 barrels per day and increased storage and improved loading capability at Oneonta, New York.  We are nearing completion of a Phase II project to further expand our delivery capacity of liquefied petroleum gases (“LPGs”) to the Northeast by 8,000 to 10,000 barrels per day.  The Phase II expansion includes the construction of three pump stations between Coshocton and Greensburg, Pennsylvania, and two stations from Greensburg to Watkins Glen, New York.  Additional work on the pipeline segment between Greensburg and Philadelphia, Pennsylvania, to increase delivery rates to the Philadelphia area has been completed.  Improvements are also underway at our Dubois, Pennsylvania, and Eagle, Pennsylvania, terminals.  These projects will be completed by year-end 2004.

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

Results of Operations

The following table presents volumes delivered and average tariff per barrel for the three months and nine months ended September 30, 2004 and 2003 (in thousands, except tariff information):

	Three Months Ended September 30,		Percentage Increase	Nine Months Ended September 30,		Percentage Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)

Volumes Delivered
Refined products	41,726	42,476	(2)%	116,184	114,964	1%
LPGs	9,107	9,146	—	31,109	29,678	5%
Total	50,833	51,622	(2)%	147,293	144,642	2%

Average Tariff per Barrel
Refined products	$1.04	$0.89	17%	$0.98	$0.89	10%
LPGs	1.76	2.02	(13)%	1.88	2.11	(11)%
Average system tariff per barrel	$1.17	$1.09	7%	$1.17	$1.14	3%

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

We reported net income of $4.7 million for the three months ended September 30, 2004, compared with net income of $8.8 million for the three months ended September 30, 2003.  Net income decreased $4.1 million primarily due to an increase of $8.5 million in costs and expenses and an increase of $0.5 million in interest expense – net, partially offset by an increase of $3.7 million in operating revenues, a decrease of $1.1 million in losses from equity investments and an increase of $0.1 million in other income – net.  We discuss the factors influencing our operating performance below.

Revenues from refined products transportation increased $5.4 million for the three months ended September 30, 2004, compared with the three months ended September 30, 2003, primarily due to the recognition of $4.1 million of deferred revenue related to the expiration of two customer transportation agreements.  Under some of our transportation agreements with customers, the contracts specify minimum monthly payments for transportation services.  If the transportation services for the month are not used, the unused transportation service is recorded as deferred revenue.  The contracts generally specify a subsequent period of time in which the customer can deliver excess products to us to recover the deferred revenue.  During the third quarter of 2004, the time limit under two transportation agreements expired without the customers recovering the deferred revenue.  As a result, we recognized the deferred revenue as refined products revenues in the current period.  This additional revenue increased the refined products average tariff by $0.10 per barrel, or 11%.

The remaining refined products average tariff increased 6% primarily as a result of higher market-based tariff rates which went into effect in May 2004 and decreased short-haul deliveries of product received into our system from Centennial at Creal Springs, Illinois.  Prior to the construction of Centennial, deliveries on our pipeline system were limited by our pipeline capacity, and transportation services for our customers were allocated in accordance with a proration policy.  With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs.  In February 2003, we entered into a lease agreement with Centennial that increased our flexibility to deliver refined products to our market areas.  During the three months ended September 30, 2004, overall refined product volumes transported decreased 2% primarily due to lower short-haul volumes received into our system from Centennial, partially offset by increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets.

Revenues from LPGs transportation decreased $2.4 million for the three months ended September 30, 2004, compared with the three months ended September 30, 2003, primarily due to lower deliveries of propane in the upper Midwest and Northeast market areas due to less favorable price differentials between Mont Belvieu and other propane storage centers combined with pipeline downtime associated with the completion of the Northeast capacity expansion project, partially offset by higher deliveries of isobutane to Chicago area refineries and increased short-haul propane deliveries to Gulf Coast petrochemical customers. The higher propane prices in 2004 also reduced the fill of consumer storage of propane during 2004.  The LPGs average rate per barrel decreased 13% from the prior year period primarily as a result of increased short-haul deliveries during the three months ended September 30, 2004.

Other operating revenues increased $0.7 million for the three months ended September 30, 2004, compared with the three months ended September 30, 2003, primarily due to higher refined products tender deduction and loading fees.  These increases were partially offset by lower revenues from product exchanges, which are used to position product in the Midwest market area.

Costs and expenses increased $8.5 million for the three months ended September 30, 2004, compared with the three months ended September 30, 2003. The increase was made up of a $5.8 million increase in depreciation and amortization expense, a $2.9 million increase in operating, general and administrative expenses and a $0.7 million increase in operating fuel and power, partially offset by a $0.4 million decrease in taxes – other than income taxes and $0.5 million of net gains on the sales of assets.  Depreciation expense increased from the prior year period because of a $4.4 million charge in the third quarter of 2004, resulting from the impairment of marine assets in the Beaumont, Texas, area (see Note 3.  Property, Plant and Equipment).  Depreciation expense also increased primarily as a result of assets placed in service during 2003 and 2004.  This increase was partially offset by an increase in the estimated remaining life of a section of our pipeline system in the Northeast, resulting from pipeline capital improvements made as part of our integrity management program.  Operating, general and administrative expenses increased primarily due to a $1.1 million increase in pipeline inspection and repair costs associated with our integrity management program, a $0.7 million increase in labor and benefits expense primarily related to incentive compensation plans, a $0.4 million increase in product losses relating to settlements with a shipper regarding jet fuel and an increase of $0.3 million in consulting and contract services primarily related to compliance with the Sarbanes-Oxley Act of 2002.  Operating fuel and power expense increased $0.7 million primarily as a result of higher power rates during the 2004 period.  Taxes – other than income taxes decreased $0.4 million as a result of revisions to estimated property tax accruals.  In addition, we recognized net gains of $0.5 million for the three months ended September 30, 2004, from the sales of various assets.

Net losses from equity investments decreased $1.1 million for the three months ended September 30, 2004, compared with the three months ended September 30, 2003, as shown below (in thousands):

	Three Months Ended September 30,		Increase
	2004	2003	(Decrease)
Centennial	$(1,839)	$(2,964)	$1,125
MB Storage	1,530	1,556	(26)
Other	(13)	(29)	16
Total equity losses	$(322)	$(1,437)	$1,115

Equity losses in Centennial for the three months ended September 30, 2004, compared with the three months ended September 30, 2003, decreased $1.1 million primarily due to lower operating expenses, partially offset by a decrease in transportation revenues and volumes.  Included in the equity loss for the three months ended September 30, 2004, is $1.7 million of equity income relating to the settlement of certain transmix matters recognized in previous periods.

Equity earnings from our 50% ownership interest in MB Storage remained virtually unchanged for the three months ended September 30, 2004, compared with the three months ended September 30, 2003.  In April 2004, MB Storage acquired storage assets and contracts for $33.5 million, of which we contributed $16.5 million.  Decreases in equity earnings were due to increased amortization and depreciation expense on the acquired storage assets and contracts, offset by increased storage revenue and rental revenue primarily from the acquired contracts and lower pipeline rehabilitation expenses on the MB Storage system.

Interest expense increased $0.4 million for the three months ended September 30, 2004, compared with the three months ended September 30, 2003, primarily due to higher outstanding debt balances under the Note Payable with our Parent Partnership.  Interest capitalized decreased $0.1 million for the three months ended September 30, 2004, compared with the three months ended September 30, 2003, as a result of lower construction work-in-progress balances in 2004.

Other income – net increased $0.1 million for the three months ended September 30, 2004, compared with the three months ended September 30, 2003, primarily due to higher interest income earned on cash investments and other investing activities.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

We reported net income of $28.8 million for the nine months ended September 30, 2004, compared with net income of $38.1 million for the nine months ended September 30, 2003.  Net income decreased $9.3 million primarily due to an increase of $23.2 million in costs and expense, partially offset by an increase of $12.7 million in operating revenues, a decrease of $0.6 million in losses from equity investments, a decrease of $0.1 million in interest expense – net and an increase of $0.5 million in other income – net.  We discuss the factors influencing our operating performance below.

Revenues from refined products transportation increased $10.6 million for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, primarily due to the recognition of  $4.1 million of deferred revenue related to the expiration of two customer transportation agreements, an overall increase of 1% in the refined products volumes delivered, primarily due to increases in motor fuel and distillate volumes transported as a result of a strong trucking market, and higher market-based tariff rates which went into effect in July 2003 and May 2004.  These volume increases were primarily due to deliveries of products received into our pipeline from Centennial at Creal Springs, Illinois.  Centennial has provided our system with additional pipeline capacity for products originating in the U.S. Gulf Coast area.  Prior to the construction of Centennial, deliveries on our pipeline system were limited by our pipeline capacity, and transportation services for our customers were allocated in accordance with a proration policy.  With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs.  In February 2003, we entered into a lease agreement with Centennial that increased our flexibility to deliver refined products to our market areas.  Volume increases were due to increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets.  The refined products average rate per barrel increased 10% from the prior year period primarily due to higher market-based tariff rates which went into effect in July 2003 and May 2004, partially offset by the impact of the Midwest origin point for barrels received from Centennial, which resulted in decreased short-haul barrels transported on our system.

Revenues from LPGs transportation decreased $4.1 million for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, due to lower deliveries of propane in the upper Midwest and Northeast market areas attributable to warmer weather during the first three months of 2004.  Additionally, in late February 2004, the Mont Belvieu propane price spiked, which resulted in our sourced propane being less competitive than propane from other source points.  Also contributing to the decrease were less favorable price differentials between Mont Belvieu and other supply centers during the second and third quarters of 2004.  The higher propane prices in 2004 also reduced the fill of consumer storage of propane during 2004.  These decreases were partially offset by increased deliveries of isobutane to Chicago area refineries and increased short-haul propane deliveries to Gulf Coast petrochemical customers.  The LPGs average rate per barrel decreased 11% from the prior year period primarily as a result of increased short-haul deliveries during the nine months ended September 30, 2004.

Other operating revenues increased $6.2 million for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, primarily due to higher propane inventory fees, higher refined products tender deduction and loading fees, higher revenues from product exchanges, which are used to position product in the Midwest market area, higher margins on product inventory sales and higher propane deliveries at our Providence, Rhode Island, import facility.

Costs and expenses increased $23.2 million for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003. The increase was made up of a $14.5 million increase in operating, general and administrative expenses and a $9.5 million increase in depreciation and amortization expense, partially offset by a $0.2 million decrease in taxes – other than income taxes and $0.6 million of net gains on the sales of assets.  Operating, general and administrative expenses increased primarily due to a $9.1 million increase in pipeline inspection and repair costs associated with our integrity management program, a $1.4 million increase in consulting and contract services, of which $0.8 million was related to compliance with the Sarbanes-Oxley Act of 2002, a $1.1 million increase in potential acquisition evaluation activities, a $0.9 million increase in rental expense from the Centennial pipeline capacity lease agreement that we entered into in February 2003, a $0.9 million increase in rental expense primarily related to a capacity lease on another pipeline and a $0.2 million increase in environmental assessment and remediation activities.  These increases were partially offset by lower expenses in the 2004 period associated with the write-off of receivables related to customer bankruptcies and non-payments in 2003.  Depreciation expense increased from the prior year period because of a $4.4 million charge resulting from the impairment of marine assets in the Beaumont area (see Note 3.  Property, Plant and Equipment).  Depreciation expense also increased as a result of assets placed in service during 2003, partially offset by an increase in the estimated remaining life of a section of our pipeline system in the Northeast, resulting from pipeline capital improvements made as part of our integrity management program.  Taxes – other than income taxes decreased $0.2 million as a result of adjustments in the property tax accruals.  In addition, we recognized net gains of $0.6 million for the nine months ended September 30, 2004, from the sales of various assets.

Net losses from equity investments decreased $0.6 million for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, as shown below (in thousands):

	Nine Months Ended September 30,		Increase
	2004	2003	(Decrease)

Centennial	$(7,982)	$(7,969)	$(13)
MB Storage	5,944	5,400	544
Other	(31)	(63)	32
Total equity losses	$(2,069)	$(2,632)	$563

Equity losses in Centennial for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, remained virtually unchanged, with increases primarily due to the acquisition of an additional 16.7% interest in Centennial on February 10, 2003, bringing our ownership interest to 50%, and an increase in operating expenses, offset by increased transportation revenues and volumes.  Included in the equity loss for the nine months ended September 30, 2004, is $1.7 million of equity income relating to the settlement of certain transmix matters recognized in previous periods.

Equity earnings from our 50% ownership interest in MB Storage increased $0.5 million for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003.  In April 2004, MB Storage acquired storage assets and contracts for $33.5 million, of which we contributed $16.5 million.  The increase in equity earnings is due to increased storage revenue, shuttle revenue and rental revenue primarily from the acquired contracts and lower pipeline rehabilitation expenses on the MB Storage system, partially offset by increased amortization and depreciation expense on storage assets and contracts acquired.

Interest expense increased $0.2 million for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, primarily due to higher outstanding debt balances under the Note Payable with our Parent Partnership.  Interest capitalized increased $0.3 million for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, as a result of higher construction work-in-progress balances in 2004.

Other income – net increased $0.5 million for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, primarily due to higher interest income earned on cash investments and other investing activities.

Financial Condition and Liquidity

Cash flows for the nine months ended September 30, 2004 and 2003, were as follows (in thousands):

	Nine Months Ended September 30,
	2004	2003

Cash provided by (used in):
Operating activities	$96,215	$73,811
Investing activities	(73,511)	(60,977)
Financing activities	(22,892)	(13,271)

Operating Activities

Net cash from operating activities for the nine months ended September 30, 2004 and 2003, was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2004	2003

Net income	$28,811	$38,136
Depreciation and amortization	30,392	20,925
Losses in equity investments	2,069	2,632
Distributions from equity investments	7,728	—
Non-cash portion of interest expense	22	23
Cash provided by working capital and other	27,193	12,095
Net cash from operating activities	$96,215	$73,811

Cash provided by operating activities increased $22.4 million for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, primarily due to distributions received from MB Storage and the timing of payments for working capital components during the nine months ended September 30, 2004, partially offset by lower net income in the 2004 period.

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

At September 30, 2004, and December 31, 2003, we had working capital deficits of $51.3 million and $12.3 million, respectively.  Cash generated from operations and from our Parent Partnership’s credit facilities and debt and equity offerings are our primary sources of liquidity.  Working capital deficits can occur primarily due to the timing of operating cash receipts from customers, payment of cash distributions and the payment of normal operating expenses and capital expenditures.  We are a wholly owned subsidiary of the Parent Partnership.  We expect that our Parent Partnership will make capital contributions, loans or otherwise provide liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so.  We anticipate that the Parent Partnership will provide the necessary liquidity to protect its investment in us.  At September 30, 2004, our Parent Partnership had approximately $115.0 million in available borrowing capacity under its revolving credit facility to cover any working capital needs, and expects that cash flows from operating activities, the sale of additional debt or equity offerings will provide necessary liquidity to us.

Investing Activities

Cash flows used in investing activities totaled $73.5 million for the nine months ended September 30, 2004, and were comprised of $51.2 million of capital expenditures, $1.5 million of cash contributions for our ownership interest in Centennial, $19.4 million of cash contributions for our ownership interest in MB Storage and $2.0 million for the acquisition of assets acquired during the nine months ended September 30, 2004, partially offset by $0.6 million in net cash proceeds from the sales of various assets.  Cash flows used in investing activities totaled $61.0 million for the nine months ended September 30, 2003, and were comprised of $37.7 million of capital expenditures, $20.0 million for our acquisition of an additional 16.7% interest in Centennial, $3.0 million of cash contributions for our ownership interest in Centennial and $0.3 million of cash contributions for our ownership interest in MB Storage.

Financing Activities

Cash flows used in financing activities totaled $22.9 million for the nine months ended September 30, 2004, and were comprised of $88.3 million of distributions paid to our Parent Partnership and $25.0 million of repayments on our term loan, partially offset by $90.4 million of proceeds for our term loan.  Cash flows used in financing activities totaled $13.3 million for the nine months ended September 30, 2003, and were comprised of $77.6 million of distributions paid to our Parent Partnership and $53.6 million of repayments on our term loan, partially offset by $80.9 million of proceeds for our term loan and $37.0 million in contributions from our Parent Partnership.

Centennial has entered into credit facilities totaling $150.0 million and, as of September 30, 2004, $150.0 million was outstanding under those credit facilities.  The proceeds were used to fund construction and conversion costs of Centennial’s pipeline system.  We and Marathon Ashland Petroleum LLC have each guaranteed one half of Centennial’s debt, up to a maximum of $75.0 million each.

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

On June 27, 2003, our Parent Partnership entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”).  The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings.  The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios.  Our Parent Partnership borrowed $263.0 million under the Revolving Credit Facility and repaid the outstanding balance of the Three Year Facility.  At September 30, 2004, $325.5 million was outstanding under the Revolving Credit Facility.  At September 30, 2004, our Parent Partnership was in compliance with the covenants in this credit agreement.  On October 21, 2004, our Parent Partnership amended its Revolving Credit Facility to (i) increase the facility size to $600.0 million, (ii) extend the term to October 21, 2009, (iii) remove certain restrictive covenants, (iv) increase the available amount for the issuance of letters of credit up to $100.0 million and (v) decrease the LIBOR rate spread charged at the time of each borrowing.

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

As of September 30, 2004, and December 31, 2003, we had an intercompany note payable to our Parent Partnership of $276.7 million and $211.3 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at September 30, 2004, was 5.2%.  At September 30, 2004, accrued interest includes $1.6 million due to the Parent Partnership.  For the nine months ended September 30, 2004 and 2003, interest costs incurred on the note payable to the Parent Partnership totaled $9.2 million and $8.8 million, respectively.

Cash Distributions

During the nine months ended September 30, 2004 and 2003, we paid cash distributions totaling $88.3 million and $77.6 million, respectively, to our Parent Partnership.  On November 5, 2004, we will pay a cash distribution to our Parent Partnership of $29.7 million for the quarter ended September 30, 2004.

Future Capital Needs and Commitments

We estimate that capital expenditures, excluding acquisitions, for 2004 will be approximately $70.9 million (which includes $2.0 million of capitalized interest). We expect to spend approximately $42.9 million for revenue generating projects and facility improvements that will include the expansion of our pipelines extending from Seymour to Indianapolis, Indiana, further expansions of our Northeast pipeline system and construction of a new truck loading terminal in Bossier City, Louisiana.  We expect to spend approximately $26.0 million to sustain existing operations, including life-cycle replacements for equipment at various facilities and pipeline and tank replacements.  We continually review and evaluate potential capital improvements and expansions that would be complementary to our present system.  These expenditures can vary greatly depending on the magnitude of our transactions.  We may finance capital expenditures through internally generated funds, debt, capital contributions from our Parent Partnership or any combination thereof.

Our debt repayment obligations consist of payments for principal and interest on (i) our $276.7 million principal amount due to the Parent Partnership related to our share of the Parent Partnership’s Revolving Credit Facility due in June 2006, 7.625% Senior Notes due in February 2012 and 6.125% Senior Notes due in February

2013,  (ii) our $210.0 million 7.51% Senior Notes due January 15, 2028, and (iii) our $180.0 million 6.45% Senior Notes due January 15, 2008.

We are also contingently liable as guarantor for the lesser of one half or $75.0 million principal amount (plus interest) of Centennial’s borrowings.  In January 2003, we entered into a pipeline capacity lease agreement with Centennial for a period of five years that contains a minimum throughput requirement.  During the year ended December 31, 2003, and for the nine months ended September 30, 2004, we exceeded the minimum throughput requirements on the lease agreement.  We are also contingently liable as guarantor for $500.0 million principal amount of 7.625% Senior Notes due 2012 issued in February 2002 and for $200.0 million principal amount of 6.125% Senior Notes due 2013 issued in January 2003 by our Parent Partnership.

During the nine months ended September 30, 2004, we contributed $1.5 million to Centennial to cover operating needs and capital expenditures.  During the nine months ended September 30, 2004, we contributed $19.4 million to MB Storage, of which $16.5 million was used to for its acquisition of storage assets in April 2004.  We may be required to contribute cash to Centennial during the remainder of 2004 to cover capital expenditures, acquisitions or other operating needs and to MB Storage to cover significant capital expenditures or additional acquisitions.

Off-Balance Sheet Arrangements

We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no off-balance sheet commitments for indebtedness other than the limited guaranty of the Centennial debt, the Parent Partnership debt and leases covering assets utilized in several areas of our operations.

Contractual Obligations

The following table summarizes our debt repayment obligations and material contractual commitments as of September 30, 2004 (in millions):

	Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note payable, Parent Partnership	$276.7	$—	$276.7	$—	$—
6.45% Senior Notes due 2008 (1)	180.0	—	—	180.0	—
7.51% Senior Notes due 2028 (1)	210.0	—	—	—	210.0
Debt subtotal	666.7	—	276.7	180.0	210.0

Operating leases	70.7	12.8	22.3	12.6	23.0
Total	$737.4	$12.8	$299.0	$192.6	$233.0

(1)          We entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our 7.51% Senior Notes due 2028.  At September 30, 2004, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $3.9 million related to this interest rate swap agreement.  At September 30, 2004, our 6.45% Senior Notes include $0.1 million of unamortized debt discount.  The fair value adjustment and unamortized debt discount are excluded from this table.

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

Our Parent Partnership has filed with the Securities and Exchange Commission a universal shelf registration statement that, subject to agreement on terms at the time of use and appropriate supplementation, allows it to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof.  At September 30, 2004, our Parent Partnership has $2.0 billion available under this shelf registration.

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

In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility.  In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination.  At September 30, 2004, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility.  Effective in March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility.  This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility.  We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

On March 17, 2003, we experienced a release of 511 barrels of jet fuel from a storage tank at our Blue Island terminal located in Cook County, Illinois.  As a result of the release, we have entered into an Agreed Order with the State of Illinois which required us to conduct an environmental investigation.  At this time, we have complied with the terms of the Agreed Order, and the results of the environmental investigation indicated there were no soil or groundwater impacts from the release.  We are in the process of negotiating a final settlement with the State of Illinois, and we do not expect that compliance with the settlement will have a future material adverse effect on our financial position, results of operations or cash flows.

On July 22, 2004, we experienced a release of approximately 12 barrels of jet fuel from a sump at our Lebanon, Ohio, terminal.  The released jet fuel was contained within a stormwater retention pond located on the terminal property.  Six migratory waterfowl were affected by the jet fuel and were subsequently euthanized by or at the request of the United States Fish and Wildlife Service (“USFWS”).  On October 1, 2004, the USFWS served us with a Notice of Violation, alleging that we violated 16 USC 703 of the Migratory Bird Treaty Act for the “take[ing] of migratory birds by illegal methods.”  Such a violation, if proven, would be a misdemeanor criminal offense; however, we deny that any such criminal violation occurred, and we are vigorously defending our position in this matter.  We do not expect the results of this notice will have a future material adverse effect on our financial position, results of operations or cash flows.

On July 27, 2004, we received notice from the United States Department of Justice (“DOJ”) of its intent to seek a civil penalty against us related to our November 21, 2001, release of approximately 2,575 barrels of jet fuel from our 14-inch diameter pipeline located in Orange County, Texas.  The DOJ, at the request of the United States Environmental Protection Agency, is seeking a civil penalty against us for alleged violations of the Clean Water Act (“CWA”) arising out of this release.  The maximum statutory penalty calculated for this alleged violation of the CWA is $2.8 million.  We are in discussions with the DOJ regarding this matter, and we do not expect a civil penalty, if any, to have a material adverse effect on our financial position, results of operations or cash flows.

At September 30, 2004, we have an accrued liability of $1.7 million related to various sites requiring environmental remediation activities.  We do not expect that the completion of remediation programs associated with these activities will have a future material adverse effect on our financial position, results of operations or cash flows.

We regularly review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  At September 30, 2004, we have identified certain assets that we are assessing for recoverability resulting from recent operational changes.  We are continuing to monitor these circumstances; however, we do not believe that the resolution of the matter will have a material effect on our financial condition, results of operations or cash flows.

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

At September 30, 2004, we had outstanding $180.0 million principal amount of 6.45% Senior Notes due 2008 and $210.0 million principal amount of 7.51% Senior Notes due 2028.  At September 30, 2004, the estimated fair values of the 6.45% Senior Notes and 7.51% Senior Notes were approximately $193.8 million and $218.2 million, respectively.

On October 4, 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of our 7.51%  Senior Notes.  Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the nine months ended September 30, 2004 and 2003, we recognized reductions in interest expense of $7.5 million and $7.4 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarter ended September 30, 2004, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair value of this interest rate swap was a gain of approximately $3.9 million at September 30, 2004, and a gain of approximately $2.3 million at December 31, 2003.  Utilizing the balance of the 7.51% Senior Notes outstanding at September 30, 2004, and including the effects of hedging activities, assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is $2.1 million.

As of September 30, 2004, and December 31, 2003, we had an intercompany note payable to our Parent Partnership of $276.7 million and $211.3 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at September 30, 2004, was 5.2%.  At September 30, 2004, accrued interest includes $1.6 million due to the Parent Partnership.  For the nine months ended September 30, 2004 and 2003, interest costs incurred on the note payable to the Parent Partnership totaled $9.2 million and $8.8 million, respectively.

Item 4.  Controls and Procedures

The principal executive officer and principal financial officer of our General Partner, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

During the third quarter of 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation.  As a result, no corrective actions were required or undertaken.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We have been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance.  We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on our consolidated financial position, results of operations or cash flows.  See discussion of legal proceedings in Note 10.  Commitments and Contingencies in the accompanying consolidated financial statements.

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

10.1	Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and The Lenders Party

Hereto, as Lenders dated as of October 21, 2004 ($600,000,000 Revolving Facility) (Filed as Exhibit 99.1 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of October 21, 2004 and incorporated herein by reference).

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

Date:  November 2, 2004