Form 10-Q
period 2005-03-31
TE PRODUCTS PIPELINE CO LP
filed 2005-04-28
CIK 1045548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1	$—
Accounts receivable, trade (net of allowance for doubtful accounts of $56 and $56)	17,980	21,090
Accounts receivable, related parties	1,893	3,455
Inventories	10,539	10,093
Other	12,839	12,143
Total current assets	43,252	46,781
Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $319,129 and $311,197)	726,540	722,334
Equity investments	170,526	169,873
Other assets	13,272	16,156
Total assets	$953,590	$955,144

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$8,740	$10,211
Accounts payable, related parties	70,179	66,451
Accrued interest	7,354	17,063
Other accrued taxes	5,453	5,605
Other	7,129	9,339
Total current liabilities	98,855	108,669
Senior Notes	390,432	393,317
Note Payable, Parent Partnership	320,536	301,686
Other liabilities and deferred credits	9,849	9,980
Commitments and contingencies
Partners’ capital:
General partner’s interest	2	2
Limited partner’s interest	133,916	141,490
Total partners’ capital	133,918	141,492
Total liabilities and partners’ capital	$953,590	$955,144

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Operating revenues:
Transportation – Refined products	$34,965	$30,971
Transportation – LPGs	32,231	28,780
Other	9,820	13,911
Total operating revenues	77,016	73,662

Costs and expenses:
Operating, general and administrative	26,505	29,048
Operating fuel and power	7,629	8,049
Depreciation and amortization	9,298	8,638
Taxes – other than income taxes	2,908	2,843
Gains on sales of assets	(92)	—
Total costs and expenses	46,248	48,578

Operating income	30,768	25,084

Interest expense – net	(7,959)	(6,909)
Equity losses	(842)	(1,238)
Other income – net	149	272

Net income	$22,116	$17,209

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$22,116	$17,209
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,298	8,638
Losses in equity investments, net of distributions	842	1,238
Non-cash portion of interest expense	68	7
Gains on sales of assets	(92)	—
Decrease in accounts receivable	3,110	6,793
(Increase) decrease in inventories	(446)	1,015
(Increase) decrease in other current assets	(696)	3,700
Decrease in accounts payable and accrued expenses	(9,933)	(13,332)
Other	715	(8,200)
Net cash provided by operating activities	24,982	17,068

Cash flows from investing activities:
Investment in Centennial Pipeline LLC	—	(1,000)
Capital expenditures	(14,140)	(7,820)
Net cash used in investing activities	(14,140)	(8,820)

Cash flows from financing activities:
Proceeds from note payable, Parent Partnership	38,788	35,474
Repayments of notes payable, Parent Partnership	(19,938)	(14,973)
Distributions paid	(29,691)	(28,894)
Net cash used in financing activities	(10,841)	(8,393)

Net increase (decrease) in cash and cash equivalents	1	(145)

Cash and cash equivalents at beginning of period	—	188
Cash and cash equivalents at end of period	$1	$43

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$15,330	$12,610

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

TE Products Pipeline Company, Limited Partnership (the “Partnership”), a Delaware limited partnership, was formed in March 1990.  TEPPCO Partners, L.P. (the “Parent Partnership”) owns a 99.999% interest in us as the sole limited partner.  TEPPCO GP, Inc. (“TEPPCO GP” or “General Partner”), a wholly owned subsidiary of the Parent Partnership, holds a 0.001% general partner interest in us.  Texas Eastern Products Pipeline Company, LLC (the “Company”), a Delaware limited liability company, serves as the general partner of our Parent Partnership.  Through February 23, 2005, the Company was an indirect wholly owned subsidiary of Duke Energy Field Services, LLC (“DEFS”), a joint venture between Duke Energy Corporation (“Duke Energy”) and ConocoPhillips.  Through February 23, 2005, Duke Energy held an interest of approximately 70% in DEFS, and ConocoPhillips held the remaining interest of approximately 30%.  On February 24, 2005, the Company was acquired by DFI GP Holdings L.P. (formerly Enterprise GP Holdings L.P.) (“DFI”), an affiliate of EPCO, Inc. (“EPCO”), a privately held company controlled by Dan L. Duncan, for approximately $1.1 billion.  As a result of the transaction, DFI owns and controls the 2% general partner interest in our Parent Partnership and has the right to receive the incentive distribution rights associated with the general partner interest.

 TEPPCO GP, as our general partner, performs all of the management and operating functions required for us in accordance with the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership (the “Partnership Agreement”).  We reimburse our General Partner and the Company for all reasonable direct and indirect expenses that they incur in managing us.

As used in this Report, “we,” “us,”  and “our” means TE Products Pipeline Company, Limited Partnership.

The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of March 31, 2005, and the results of our operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2005, are not necessarily indicative of results of our operations for the full year 2005.  You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 2004.  We have reclassified certain amounts from prior periods to conform with the current presentation.

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

At March 31, 2005, and December 31, 2004, we had working capital deficits of $55.6 million and $61.9 million, respectively.  Cash generated from operations and from our Parent Partnership’s credit facilities and debt and equity offerings are our primary sources of liquidity.  Working capital deficits can occur primarily due to the timing of operating cash receipts from customers, payment of cash distributions and the payment of normal operating expenses and capital expenditures.  Our Parent Partnership has historically made capital contributions, loans or otherwise provided liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so.  At March 31, 2005, our Parent Partnership had $81.5 million in available borrowing capacity under its revolving credit facility and agreed to cover any working capital needs, if required.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of the compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards are to be re-measured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) is effective for public companies as of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005.  As such, we will adopt SFAS 123(R) in the first quarter of 2006.  Early adoption is permitted, but not required.  All public companies that adopted the fair-value-based method of accounting must use the modified prospective transition method and may elect to use the modified retrospective transition method.  We do not believe that the adoption of SFAS 123(R) will have a material effect on our financial position, results of operations or cash flows.

In November 2004, the Emerging Issues Task Force (“EITF”) reached consensus in EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations, to clarify whether a component of an enterprise that is either disposed of or classified as held for sale qualifies for income statement presentation as discontinued operations.  The EITF ratified the consensus on November 30, 2004.  The consensus is to be applied prospectively with regard to a component of an enterprise that is either disposed of or classified as held for sale in reporting periods beginning after December 15, 2004.  The consensus may be applied retrospectively for previously reported operating results related to disposal transactions initiated within an enterprise’s reporting period that included the date that this consensus was ratified. The adoption of EITF 03-13 did not have an effect on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”).  FIN 47 clarifies that the term, conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity.  Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset.  SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of reporting periods ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required.  Early adoption of FIN 47 is encouraged.  We are currently evaluating what impact FIN 47 will have on our financial statements, but at this time, we do not believe that the adoption of FIN 47 will have a material effect on our financial position, results of operations or cash flows.

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

The following table reflects the components of intangible assets being amortized, included in other assets on the consolidated balance sheets at March 31, 2005, and December 31, 2004 (in thousands):

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets being amortized:
Transportation agreements	$1,328	$(277)	$1,328	$(260)

At March 31, 2005, we had $33.4 million of excess investment in our equity investment in Centennial Pipeline LLC, which was created upon formation of the company.  The excess investment is included in our equity investments account at March 31, 2005.  This excess investment is accounted for as an intangible asset with an indefinite life.  We assess the intangible asset for impairment on an annual basis.

Amortization expense on intangible assets was $16,603 for each of the three month periods ended March 31, 2005 and 2004.

Estimated amortization expense on intangible assets will be $0.1 million for each of the years ending December 31, 2005 through 2009.

NOTE 3.  INTEREST RATE SWAP

In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes.  Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the three months ended March 31, 2005, and 2004, we recognized reductions in interest expense of $1.8 million and $2.6 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarter ended March 31, 2005, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair value of this interest rate swap was a gain of approximately $0.5 million and $3.4 million at March 31, 2005, and December 31, 2004, respectively.

NOTE 4.  INVENTORIES

Inventories are valued at the lower of cost (based on weighted average cost method) or market.  The costs of inventories did not exceed market values at March 31, 2005, and December 31, 2004. The major components of inventories were as follows (in thousands):

	March 31, 2005	December 31, 2004
Refined products	$5,323	$5,665
LPGs	706	—
Materials and supplies	4,510	4,428
Total	$10,539	$10,093

NOTE 5.  EQUITY INVESTMENTS

We own a 50% ownership interest in Centennial Pipeline Company LLC (“Centennial”), and Marathon Ashland Petroleum LLC (“Marathon”) owns the remaining 50% interest. Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois.  During the three months ended March 31, 2005, we have not invested any additional funds in Centennial.  During the three months ended March 31, 2004, we invested an additional $1.0 million in Centennial, which is included in the equity investment balance at March 31, 2005.  We have not received any distributions from Centennial since its formation.

On January 1, 2003, we and Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) formed Mont Belvieu Storage Partners, L.P. (“MB Storage”).  We and Louis Dreyfus each have a 50% ownership interest in MB Storage.  The purpose of MB Storage is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections.  MB Storage is a service-oriented, fee-based venture with no commodity trading activity.  We operate the facilities for MB Storage.

For the year ended December 31, 2005, we will receive the first $1.7 million per quarter (or $6.78 million on an annual basis) of MB Storage’s income before depreciation expense, as defined in the operating agreement.  For the year ended December 31, 2004, we received the first $1.8 million per quarter (or $7.15 million on an annual basis) of MB Storage’s income before depreciation expense.  Our share of MB Storage’s earnings is adjusted annually by the partners of MB Storage.  Any amount of MB Storage’s annual income before depreciation expense in excess of $6.78 million for 2005 and $7.15 million for 2004 is allocated evenly between Louis Dreyfus and us.  Depreciation expense on assets each party originally contributed to MB Storage is allocated between us and Louis Dreyfus based on the net book value of the assets contributed.  Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation is allocated evenly between us and Louis Dreyfus. For the three months ended March 31, 2005 and 2004, our sharing ratio in the earnings of MB Storage was approximately 58.1% and 66.4%, respectively.  During the three months ended March 31, 2005 and 2004, we received no distributions from MB Storage and made no contributions to MB Storage.

We use the equity method of accounting to account for our investments in Centennial and MB Storage.  Summarized combined financial information for Centennial and MB Storage for the three months ended March 31, 2005 and 2004, is presented below (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenues	$18,797	$12,151
Net income (loss)	548	(996)

Summarized combined balance sheet data for Centennial and MB Storage as of March 31, 2005, and December 31, 2004, is presented below (in thousands):

	March 31, 2005	December 31, 2004
Current assets	$48,376	$39,228
Noncurrent assets	374,660	377,924
Current liabilities	39,799	36,015
Long-term debt	140,000	140,000
Noncurrent liabilities	21,935	20,383
Partners’ capital	221,302	220,754

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

The Senior Notes do not have sinking fund requirements.  Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year.  The Senior Notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness.  The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indenture does not limit our ability to incur additional indebtedness.  As of March 31, 2005, we were in compliance with the covenants of the Senior Notes.

We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above.  At March 31, 2005 and December 31, 2004, the Senior Notes include the fair value of our interest rate swap of $0.5 million and $3.4 million, respectively (see Note 3. Interest Rate Swap).

The following table summarizes the estimated fair values of the Senior Notes as of March 31, 2005, and December 31, 2004 (in millions):

		Fair Value
	Face Value	March 31, 2005	December 31, 2004

6.45% Senior Notes, due January 2008	$180.0	$186.2	$187.1
7.51% Senior Notes, due January 2028	210.0	223.2	225.6

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

On June 27, 2003, our Parent Partnership entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”).  The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings.  The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios.  On October 21, 2004, our Parent Partnership amended the Revolving Credit Facility to (i) increase the facility size to $600.0 million, (ii) extend the term to October 21, 2009, (iii) remove certain restrictive covenants, (iv) increase the available amount for the issuance of letters of credit up to $100.0 million and (v) decrease the LIBOR rate spread charged at the time of each borrowing.  On February 23, 2005, the Parent Partnership amended its Revolving Credit Facility to remove the requirement that DEFS must at all times own, directly or indirectly, 100% of the Company, to allow for its acquisition by DFI (see Note 1. Organization and Basis of Presentation).  On March 31, 2005, $432.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 3.4%.

As of March 31, 2005, and December 31, 2004, we had intercompany notes payable to our Parent Partnership of $320.5 million and $301.7 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at March 31, 2005, was 4.5%.  At March 31, 2005, accrued interest includes $1.7 million due to our Parent Partnership.  For the three months ended March 31, 2005 and 2004, interest costs incurred on the note payable to our Parent Partnership totaled $3.4 million and $2.9 million, respectively.

NOTE 7.  QUARTERLY DISTRIBUTONS OF AVAILABLE CASH

We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion.  We pay distributions of 99.999% to the Parent Partnership and 0.001% to the General Partner.

During the three months ended March 31, 2005 and 2004, we paid cash distributions to our Parent Partnership totaling $29.7 million and $28.9 million, respectively.  On May 6, 2005, we will pay a cash distribution to our Parent Partnership of $29.7 million for the quarter ended March 31, 2005.

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

The components of net pension benefits costs allocated to us for the TEPPCO RCBP and the TEPPCO SBP for the three months ended March 31, 2005 and 2004, were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Service cost benefit earned during the period	$656	$596
Interest cost on projected benefit obligation	152	123
Expected return on plan assets	(209)	(155)
Amortization of prior service cost	2	1
Recognized net actuarial loss	7	10
Net pension benefits costs	$608	$575

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

The components of net postretirement benefits cost allocated to us for the TEPPCO OPB for the three months ended March 31, 2005 and 2004, were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Service cost benefit earned during the period	$30	$26
Interest cost on accumulated postretirement benefit obligation	35	32
Amortization of prior service cost	28	28
Recognized net actuarial loss	3	—
Net postretirement benefits costs	$96	$86

Estimated Future Benefit Contributions

The Parent Partnership expects to contribute approximately $3.5 million to its retirement plans and other postretirement benefit plans in 2005.  We expect to be allocated a share of these contributions.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

In the fall of 1999 and on December 1, 2000, the Company and the Parent Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the Company and Parent Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et al. (including the Company and Parent Partnership).  In both cases, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water.  They further contend that the release caused damages to the plaintiffs.  In their complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages.  On January 27, 2005, we entered into Release and Settlement Agreements with the McCleery plaintiffs and the Richards plaintiffs dismissing all of these plaintiffs’ claims.  The settlement terms included a $2.0 million payment to the plaintiffs, which did not have a material adverse effect on our financial position, results of operations or cash flows.

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

On April 2, 2003, Centennial was served with a petition in a matter styled Adams, et al. v. Centennial Pipeline Company LLC, et al.  This matter involves approximately 2,000 plaintiffs who allege that over 200 defendants, including Centennial, generated, transported, and/or disposed of hazardous and toxic waste at two sites in Bayou Sorrell, Louisiana, an underground injection well and a landfill.  The plaintiffs allege personal injuries, allergies, birth defects, cancer and death.  The underground injection well has been in operation since May 1976.  Based upon current information, Centennial appears to be a de minimis contributor, having used the disposal site during the two month time period of December 2001 to January 2002.  Marathon has been handling this matter for Centennial under its operating agreement with Centennial.  We have a 50% ownership interest in Centennial.  On November 30, 2004, the court approved a class settlement, which included an $80,000 payment by Centennial.  The time period for parties to appeal this settlement expired in March 2005, and the class settlement became final.  The terms of the settlement did not have a material adverse effect on our financial position, results of operations or cash flows.

On February 4, 2005, we received a letter notifying us of a claim for approximately $1.45 million in damages allegedly due to a shipper being delivered off-specification gasoline during November 2004.  We are contesting liability for this matter, and to the extent there may be liability, we would seek reimbursement from the third party refiner who supplied the gasoline into our pipeline system.  We do not believe that the outcome of this matter will have a future material adverse effect on our financial position, results of operations or cash flows.

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

On July 20, 2004, the Court of Appeals for the District of Columbia Circuit issued an opinion in BP West Coast Producers LLC v. FERC.  In reviewing a series of orders involving SFPP, L.P., the court held among other things that the FERC had not adequately justified its policy of providing an oil pipeline limited partnership with an income tax allowance equal to the proportion of its limited partnership interests owned by corporate partners.  Under the FERC’s initial ruling, SFPP, L.P. was permitted an income tax allowance on its cost-of-service filing for 42.7% of the net operating (pre-tax) income expected from operations and was denied an income tax allowance equal to 57.3% of its limited partnership interests that were held by non-corporate partners.  The court remanded the case back to the FERC for further review.  As a result of the court’s remand, on December 2, 2004, the FERC issued a Request for Comments seeking comments on whether the court’s ruling applies only to the specific facts of the SFPP, L.P. proceeding or also extends to other capital structures involving partnerships and other forms of ownership.  The ultimate outcome of the FERC’s inquiry on income tax allowance should not affect our current rates and rate structure because our rates are not based on cost-of-service methodology.  However, the outcome of the income tax allowance would become relevant to us should we (i) elect in the future to use cost-of-service to support our rates, or (ii) be required to use such methodology to defend our indexed rates.

In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility.  In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination.  At March 31, 2005, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility.  Effective in March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility.  This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility.  We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

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

On July 22, 2004, we experienced a release of approximately 12 barrels of jet fuel from a sump at our Lebanon, Ohio, terminal.  The released jet fuel was contained within a storm water retention pond located on the terminal property.  Six migratory waterfowl were affected by the jet fuel and were subsequently euthanized by or at the request of the United States Fish and Wildlife Service (“USFWS”).  On October 1, 2004, the USFWS served us with a Notice of Violation, alleging that we violated 16 USC 703 of the Migratory Bird Treaty Act for the “take[ing] of migratory birds by illegal methods.”  On February 7, 2005, we entered into a Memorandum of Understanding with the USFWS, settling all aspects of this matter.  The terms of this settlement did not have a material effect on our financial position, results of operations or cash flows.

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

At March 31, 2005, we have an accrued liability of $1.5 million related to sites requiring environmental remediation activities.  We do not expect that the completion of remediation programs associated these activities will have a future material adverse effect on our financial position, results of operations or cash flows.

Centennial entered into credit facilities totaling $150.0 million, and as of March 31, 2005, $150.0 million was outstanding under those credit facilities.  The proceeds were used to fund construction and conversion costs of its pipeline system.  We and Marathon have each guaranteed one-half of Centennial’s debt, up to a maximum amount of $75.0 million each.

On February 24, 2005, the Company was acquired from DEFS by DFI.  The Company owns a 2% general partner interest in our Parent Partnership and is the general partner of the Parent Partnership.  On March 11, 2005, the Bureau of Competition of the Federal Trade Commission (“FTC”) delivered written notice to DFI’s legal advisor that it was conducting a non-public investigation to determine whether DFI’s acquisition of the Company may substantially lessen competition.  The FTC has contacted the Company requesting data.  The Company intends to cooperate fully with any such investigations and inquiries requested by the FTC or any other regulatory authorities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following review of our financial position and results of operations in conjunction with our Consolidated Financial Statements.  Material period-to-period variances in the consolidated statements of income are discussed under “Results of Operations.”  The “Financial Condition and Liquidity” section analyzes our cash flows and financial position.  “Other Considerations” addresses trends, future plans and contingencies that are reasonably likely to materially affect future liquidity or earnings.  The Consolidated Financial Statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies and Estimates

A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2004, included in our Annual Report on Form 10-K. Certain of these accounting policies require the use of estimates.  The following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: revenue and expense accruals, including power costs, property taxes, environmental costs and property, plant and equipment.  These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

Management Overview of the Three Months Ended March 31, 2005

We reported net income of $22.1 million for the three months ended March 31, 2005, compared with net income of $17.2 million for the three months ended March 31, 2004.  Our results were impacted by increased refined products and LPG transportation revenues and volumes delivered. These increases were partially offset by lower propane inventory fee revenues, increased environmental expenses and increased rental expense from our Centennial Pipeline LLC (“Centennial”) capacity lease agreement.  Additionally, pipeline integrity expenses decreased $4.4 million compared to our first quarter 2004 costs.  We anticipate that our pipeline integrity expenses for 2005 will be approximately $17.6 million lower than our 2004 expenses due to the completion of projects.

Certain factors are inherent in our business. These include the safe, reliable and efficient operation of the pipelines and facilities that we own or operate while meeting increased regulations that govern the operation of our assets and the costs associated with such regulations.  We are also focused on our continued growth through expansion of the assets that we own and through acquisition of assets that complement our current operations.  We remain confident that our current strategy and focus will provide continued growth in earnings and cash distributions.  These opportunities include continued growth, resulting from our recent capacity expansion and grass roots facility investments and growing demand for Gulf Coast sourced products.

We are subject to economic and other factors that affect our industry.  The demand for refined products is dependent upon the price, prevailing economic conditions and demographic changes in the markets served, trucking and railroad freight, agricultural usage and military usage; the demand for propane is sensitive to the weather and prevailing economic conditions; and the demand for petrochemicals is dependent upon prices for products produced from petrochemicals. We are also subject to regulatory factors such as the amounts we are allowed to charge our customers for the services we provide on our regulated pipeline systems.

Consistent with our business strategy, we continuously evaluate possible acquisitions of assets that would complement our current operations.  Such acquisition efforts involve participation by us in processes that have been made public and involve a number of potential buyers, as well as situations in which we believe we are the only party or one of a very limited number of potential buyers in negotiations with the potential seller.  These acquisition efforts often involve assets which, if acquired, would have a material effect on our financial position, results of operations or cash flows.

Our Business

TE Products Pipeline Company, Limited Partnership (the “Partnership”), a Delaware limited partnership, was formed in March 1990.  TEPPCO Partners, L.P. (the “Parent Partnership”) owns a 99.999% interest in us as the sole limited partner.  TEPPCO GP, Inc. (“TEPPCO GP” or “General Partner”), a wholly owned subsidiary of the Parent Partnership, holds a 0.001% general partner interest in us.  Texas Eastern Products Pipeline Company, LLC (the “Company”), a Delaware limited liability company, serves as the general partner of our Parent Partnership.  Through February 23, 2005, the Company was an indirect wholly owned subsidiary of Duke Energy Field Services, LLC (“DEFS”), a joint venture between Duke Energy Corporation (“Duke Energy”) and ConocoPhillips. Through February 23, 2005, Duke Energy held an interest of approximately 70% in DEFS, and ConocoPhillips held the remaining interest of approximately 30%.  On February 24, 2005, the Company was acquired by DFI GP Holdings L.P. (formerly Enterprise GP Holdings L.P.) (“DFI”), an affiliate of EPCO, Inc. (“EPCO”), a privately held company controlled by Dan L. Duncan, for approximately $1.1 billion.  As a result of the transaction, DFI owns and controls the 2% general partner interest in our Parent Partnership and has the right to receive the incentive distribution rights associated with the general partner interest.

TEPPCO GP, as our general partner, performs all of the management and operating functions required for us in accordance with the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership (the “Partnership Agreement”).  We reimburse our General Partner and the Company for all reasonable direct and indirect expenses that they incur in managing us.

We operate and report in one business segment:  transportation and storage of refined products, LPGs and petrochemicals.  Revenues are earned from transportation and storage of refined products and LPGs, intrastate transportation of petrochemicals, sales of product inventory and other ancillary services.  Our two largest operating expense items are labor and electric power.  We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal.  Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating.  Our results also include our equity investments in Centennial and Mont Belvieu Storage Partners, L.P. (“MB Storage”) (see Note 5.  Equity Investments).

We are one of three operating subsidiaries of our Parent Partnership.  Our Parent Partnership is managed by its general partner, the Company, which has approximately 1,000 employees dedicated to the operations and management of the operating subsidiaries.  Our Parent Partnership allocates operating, general and administrative expenses to us for legal, insurance, financial, communication and other administrative services based upon the estimated level of effort devoted to our various operations.  We believe that the methods for allocating corporate operating, general and administrative expenses to us are reasonable.

Results of Operations

The following table presents volumes delivered in barrels and average tariff per barrel for the three months ended March 31, 2005 and 2004 (in thousands, except tariff information):

	Three Months Ended March 31,		Percentage Increase
	2005	2004	(Decrease)
Volumes Delivered
Refined products	38,595	32,522	19%
LPGs	14,801	13,208	12%
Total	53,396	45,730	17%

Average Tariff per Barrel
Refined products	$0.91	$0.95	(4)%
LPGs	2.18	2.18	—
Average system tariff per barrel	$1.26	$1.31	(4)%

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Revenues from refined products transportation increased $4.0 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, due to an overall increase of 19% in the refined products volumes delivered. This increase was primarily due to deliveries of products moved on Centennial.  Centennial has provided our system with additional pipeline capacity for movement of products originating in the U.S. Gulf Coast area.  Prior to the construction of Centennial, deliveries on our pipeline system were limited by our pipeline capacity, and transportation services for our customers were allocated in accordance with a proration policy.  With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs.  In February 2003, we entered into a lease agreement with Centennial that increased our flexibility to deliver refined products to our market areas.  Volume increases were due to increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets. The refined products average rate per barrel decreased 4% from the prior year period primarily due to the impact of greater growth in the volume of products delivered under a Centennial tariff compared to the growth in deliveries under our tariff, which resulted in an increased proportion of lower tariff barrels transported on our system.

Revenues from LPGs transportation increased $3.5 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, due to higher deliveries of propane in the upper Midwest and Northeast market areas and increased short-haul propane deliveries to U.S. Gulf Coast petrochemical customers in the first quarter of 2005. Prior year LPG transportation revenues were negatively impacted by a price spike in the Mont Belvieu propane price in late February 2004, which resulted in our sourced propane being less competitive than propane from other source points.

Other operating revenues decreased $4.1 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, primarily due to lower propane inventory fees in 2005 and lower volume of product inventory sales, partially offset by higher refined products tender deduction and loading revenues.

Costs and expenses decreased $2.3 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, due to decreased operating, general and administrative expenses and decreased operating fuel and power, partially offset by increased depreciation and amortization expense and increased taxes – other than income taxes.  Operating, general and administrative expenses decreased primarily due to a $4.4 million decrease in pipeline inspection and repair costs associated with our integrity management program, partially offset by a $0.6 million increase in rental expense from the Centennial pipeline capacity lease agreement, a $0.8 million increase in labor and benefits expense primarily associated with vesting provisions in certain of our compensation plans as a result of changes in control of the Company and a $0.6 million increase in environmental remediation and assessment costs.  Depreciation expense increased $0.7 million primarily due to assets retired to depreciation expense in 2005.  Operating fuel and power decreased $0.4 million primarily due to adjustments to power accruals.  Taxes – other than income taxes increased due to increases in property tax accruals.

Interest expense increased $1.0 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, as a result of higher outstanding debt balances under the note payable with our Parent Partnership, and an increased percentage of fixed-rate debt in 2005, compared with 2004.  Interest capitalized decreased $0.1 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, as a result of decreased construction work-in-progress balances.

Net losses from equity investments decreased for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, as shown below (in thousands):

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)
Centennial	$(3,471)	$(3,856)	$385
MB Storage	2,634	2,629	5
Other	(5)	(11)	6
Total equity losses	$(842)	$(1,238)	$396

Equity losses in Centennial decreased $0.4 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, primarily due to higher transportation revenues and volumes, partially offset by higher transmix related product replacement costs and product measurement losses during the 2005 period.  Equity earnings in MB Storage remained virtually unchanged for the three months ended March 31, 2005, compared with the three months ended March 31, 2004.  In April 2004, MB Storage acquired storage and pipeline assets and contracts for approximately $34.0 million, of which we contributed $16.5 million.  Equity earnings increased due to increased storage revenue, shuttle revenue and rental revenue primarily from the acquired contracts, lower pipeline rehabilitation expenses on the MB Storage system and lower general and administrative expenses offset by increased depreciation and amortization expense on storage assets and contracts acquired.

Financial Condition and Liquidity

Cash flows for the three months ended March 31, 2005 and 2004, were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Cash provided by (used in):
Operating activities	$24,982	$17,068
Investing activities	(14,140)	(8,820)
Financing activities	(10,841)	(8,393)

Operating Activities

Net cash from operating activities for the three months ended March 31, 2005 and 2004, were comprised of the following (in thousands):

	Three Months Ended March 31,
	2005	2004

Net income	$22,116	$17,209
Depreciation and amortization	9,298	8,638
Losses in equity investments	842	1,238
Non-cash portion of interest expense	68	7
Cash used in working capital and other	(7,342)	(10,024)
Net cash from operating activities	$24,982	$17,068

For a discussion of changes in net income, depreciation and amortization and equity earnings, see Results of Operations in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Cash provided by operating activities increased $7.9 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, primarily due to the timing of cash disbursements and cash receipts for working capital components and higher net income partially offset by higher depreciation and amortization in the 2005 period.

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

At March 31, 2005, and December 31, 2004 we had working capital deficits of $55.6 million and $61.9 million, respectively.  Cash generated from operations and from our Parent Partnership’s credit facilities and debt and equity offerings are our primary sources of liquidity.  Working capital deficits can occur primarily due to the timing of operating cash receipts from customers, payment of cash distributions and the payment of normal operating expenses and capital expenditures.  We are a wholly owned subsidiary of the Parent Partnership.  We expect that our Parent Partnership will make capital contributions, loans or otherwise provide liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so.  We anticipate that the Parent Partnership will provide the necessary liquidity to protect its investment in us.  At March 31, 2005, our Parent Partnership had $81.5 million in available borrowing capacity under its revolving credit facility to cover any working capital needs, and expects that cash flows from operating activities, the sale of additional debt or equity offerings will provide necessary liquidity to us.

Investing Activities

Cash flows used in investing activities totaled $14.1 million for the three months ended March 31, 2005, and were comprised of $14.1 million of capital expenditures.  Cash flows used in investing activities totaled $8.8 million for the three months ended March 31, 2004, and were comprised of $7.8 million of capital expenditures and $1.0 million of cash contributions for our ownership interest in Centennial.

Financing Activities

Cash flows used in financing activities totaled $10.8 million for the three months ended March 31, 2005, and were comprised of $29.7 million of distributions paid to our Parent Partnership and $19.9 million of repayments on our term loan, partially offset by $38.8 million of proceeds from our term loan. Cash flows used in financing activities totaled $8.4 million for the three months ended March 31, 2004, and were comprised of $28.9 million of distributions paid to our Parent Partnership and $15.0 million of repayments on our term loan, partially offset by $35.5 million of proceeds from our term loan.

Centennial entered into credit facilities totaling $150.0 million and, as of March 31, 2005, $150.0 million was outstanding under those credit facilities.  The proceeds were used to fund construction and conversion costs of Centennial’s pipeline system.  We and Marathon Ashland Petroleum LLC have each guaranteed one-half of Centennial’s debt, up to a maximum of $75.0 million each.

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

On June 27, 2003, our Parent Partnership entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”).  The interest rate is based, at our Parent Partnership’s option, on the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings.  The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios.  On October 21, 2004, the Parent Partnership amended its Revolving Credit Facility to (i) increase the facility size to $600.0 million, (ii) extend the term to October 21, 2009, (iii) remove certain restrictive covenants, (iv) increase the available amount for the issuance of letters of credit up to $100.0 million and (v) decrease the LIBOR rate spread charged at the time of each borrowing.  On February 23, 2005, the Parent Partnership amended its Revolving Credit Facility to remove the requirement that DEFS must at all times own, directly or indirectly, 100% of the Company, to allow for its acquisition by DFI.  At March 31, 2005, $432.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 3.4%.

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

As of March 31, 2005, and December 31, 2004, we had intercompany notes payable to our Parent Partnership of $320.5 million and $301.7 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at March 31, 2005, was 4.5%.  At March 31, 2005, accrued interest includes $1.7 million due to our Parent Partnership.  For the three months ended March 31, 2005 and 2004, interest costs incurred on the note payable to our Parent Partnership totaled $3.4 million and $2.9 million, respectively.

Cash Distributions

During the three months ended March 31, 2005 and 2004, we paid cash distributions to our Parent Partnership totaling $29.7 million and $28.9 million, respectively.  On May 6, 2005, we will pay a cash distribution to our Parent Partnership of $29.7 million for the quarter ended March 31, 2005.

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

Our debt repayment obligations consist of payments for principal and interest on (i) our $320.5 million principal amount due to the Parent Partnership related to our share of the Parent Partnership’s Revolving Credit Facility due in October 2009, 7.625% Senior Notes due in February 2012 and 6.125% Senior Notes due in February 2013, (ii) our $210.0 million 7.51% Senior Notes due January 15, 2028, and (iii) our $180.0 million 6.45% Senior Notes due January 15, 2008.

We are also contingently liable as guarantor for the lesser of one half or $75.0 million principal amount (plus interest) of the borrowings of Centennial. In January 2003, we entered into a pipeline capacity lease agreement with Centennial for a period of five years that contains a minimum throughput requirement.  For the year ended December 31, 2004, we exceeded the minimum throughput requirements on the lease agreement.  We are also contingently liable as guarantor for $500.0 million principal amount of 7.625% Senior Notes due 2012 issued in February 2002 and for $200.0 million principal amount of 6.125% Senior Notes due 2013 issued in January 2003 by our Parent Partnership.

During the three months ended March 31, 2004, we contributed $1.0 million to Centennial to cover operating needs and capital expenditures.  No amounts were contributed to either Centennial or MB Storage during the three months ended March 31, 2005.  During 2005, we may be required to contribute cash to Centennial to cover capital expenditures, acquisitions or other operating needs and to MB Storage to cover significant capital expenditures or additional acquisitions.

Off-Balance Sheet Arrangements

We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no off-balance sheet commitments for indebtedness other than the limited guaranty of the Centennial debt, the Parent Partnership debt and leases covering assets utilized in several areas of our operations.

Contractual Obligations

The following table summarizes our debt repayment obligations and material contractual commitments as of March 31, 2005 (in millions):

	Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Note payable, Parent Partnership	$320.5	$—	$—	$320.5	$—
6.45% Senior Notes due 2008 (1)	180.0	—	180.0	—	—
7.51% Senior Notes due 2028 (1)	210.0	—	—	—	210.0
Debt subtotal	710.5	—	180.0	320.5	210.0

Operating leases	57.0	12.2	21.8	8.6	14.4
Capital expenditure obligations (2)	0.8	0.8	—	—	—
Other liabilities and deferred credits (3)	0.7	—	0.6	0.1	—
Total	$769.0	$13.0	$202.4	$329.2	$224.4

(1)          We entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our 7.51% Senior Notes due 2028.  At March 31, 2005, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $0.5 million related to this interest rate swap agreement.  At March 31, 2005, our 6.45% Senior Notes include $0.1 million of unamortized debt discount.  The fair value adjustment and unamortized debt discount are excluded from this table.

(2)          Includes accruals of cost incurred but not yet paid relating to capital projects.

(3)          Excludes approximately $9.1 million of long-term deferred revenue payments, which are being transferred to income over the term of the respective revenue contracts.  The amount of commitment by year is our best estimate of projected payments of these long-term liabilities.

We expect to repay the long-term, senior unsecured obligations and note payable to our Parent Partnership through the issuance of additional long-term senior unsecured debt at the time the 2008 and 2028 debts mature, with proceeds from the dispositions of assets, cash flows from operations, and contributions from our Parent Partnership or any combination of the above items.

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

Our Parent Partnership has filed with the SEC a universal shelf registration statement that, subject to agreement on terms at the time of use and appropriate supplementation, allows it to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof.  At December 31, 2004, our Parent Partnership had $2.0 billion available under this shelf registration, subject to customary marketing terms and conditions.

Our Parent Partnership’s senior unsecured debt is rated BBB with negative implications by Standard and Poors (“S&P”) and Baa3 by Moody’s Investors Service (“Moody’s”).  S&P assigned this rating on February 24, 2005, following the announcement of the acquisition of the Company by DFI, which is not rated by S&P.  Our senior unsecured debt is also rated BBB with negative implications by S&P and Baa3 by Moody’s. The Moody’s ratings are stable.  A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness.  Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change.

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

In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility.  In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination.  At March 31, 2005, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility.  Effective in March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility.  This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility.  We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

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

At March 31, 2005, we have an accrued liability of $1.5 million related to various sites requiring environmental remediation activities.  We do not expect that the completion of remediation programs associated with these activities will have a future material adverse effect on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

See discussion of new accounting pronouncements in Note 1.  Organization and Basis of Presentation - New Accounting Pronouncements in the accompanying consolidated financial statements.

Forward-Looking Statements

The matters discussed herein include “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934.  All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline companies, changes in laws or regulations, and other factors, many of which are beyond our control.  Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to or effect on us or our business or operations.  For additional discussion of such risks and uncertainties, see our Annual Report on Form 10-K for the year ended December 31, 2004, and other filings we have made with the Securities and Exchange Commission.

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

At March 31, 2005, we had outstanding $180.0 million principal amount of 6.45% Senior Notes due 2008 and $210.0 million principal amount of 7.51% Senior Notes due 2028.  At March 31, 2005, the estimated fair value of the 6.45% Senior Notes and 7.51% Senior Notes were approximately $186.2 million and $223.2 million, respectively.

In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the Senior Notes.  Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%.  During the three months ended March 31, 2005, and 2004, we recognized reductions in interest expense of $1.8 million and $2.6 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarter ended March 31, 2005, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair value of this interest rate swap was a gain of approximately $0.5 million and $3.4 million at March 31, 2005, and December 31, 2004, respectively.  Utilizing the balance of the 7.51% Senior Notes outstanding at March 31, 2005, and including the effects of hedging activities, assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is $2.1 million.

As of March 31, 2005, and December 31, 2004, we had intercompany notes payable to our Parent Partnership of $320.5 million and $301.7 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at March 31, 2005, was 4.5%.  At March 31, 2005, accrued interest includes $1.7 million due to our Parent Partnership.  For the three months ended March 31, 2005 and 2004, interest costs incurred on the note payable to our Parent Partnership totaled $3.4 million and $2.9 million, respectively.

Item 4.  Controls and Procedures

The principal executive officer and principal financial officer of our General Partner, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As a result, no corrective actions were required or undertaken.

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

10.1

Supplemental Agreement to Employment Agreement between the Company and Barry R. Pearl dated as of February 23, 2005 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2005 and incorporated herein by reference).

10.2

Supplemental Agreement to Employment and Non-Compete Agreement between the Company and J. Michael Cockrell dated as of February 23, 2005 (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2005 and incorporated herein by reference).

10.3

Supplemental Form Agreement to Form of Employment Agreement between the Company and John N. Goodpasture, Stephen W. Russell, C. Bruce Shaffer and Barbara A. Carroll dated as of February 23, 2005 (Filed as Exhibit 10.3 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2005 and incorporated herein by reference).

10.4

Supplemental Form Agreement to Form of Employment and Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth and Leonard W. Mallett dated as of February 23, 2005 (Filed as Exhibit 10.4 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2005 and incorporated herein by reference).

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

Date: April 28, 2005