Form 10-Q
period 2005-06-30
TE PRODUCTS PIPELINE CO LP
filed 2005-08-02
CIK 1045548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$14	$—
Accounts receivable, trade (net of allowance for doubtful accounts of $56 and $56)	15,712	21,090
Accounts receivable, related parties	2,915	3,455
Inventories	11,045	10,093
Other	13,061	12,143
Total current assets	42,747	46,781
Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $328,189 and $311,197)	729,413	722,334
Equity investments	166,432	169,873
Other assets	19,781	16,156
Total assets	$958,373	$955,144

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$7,689	$10,211
Accounts payable, related parties	45,331	66,451
Accrued interest	15,818	17,063
Other accrued taxes	5,971	5,605
Other	7,007	9,339
Total current liabilities	81,816	108,669
Senior Notes	397,370	393,317
Note Payable, Parent Partnership	62,543	301,686
Other liabilities and deferred credits	9,694	9,980
Commitments and contingencies
Partners’ capital:
General partner’s interest	4	2
Limited partner’s interest	406,946	141,490
Total partners’ capital	406,950	141,492
Total liabilities and partners’ capital	$958,373	$955,144

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues:
Transportation – Refined products	$37,834	$38,937	$72,799	$69,908
Transportation – LPGs	14,470	13,721	46,701	42,501
Other	10,217	8,559	20,037	22,470
Total operating revenues	62,521	61,217	139,537	134,879

Costs and expenses:
Operating, general and administrative	28,150	28,731	54,655	57,779
Operating fuel and power	7,926	7,192	15,555	15,241
Depreciation and amortization	9,537	8,998	18,835	17,636
Taxes – other than income taxes	2,440	2,492	5,348	5,335
Gains on sales of assets	(15)	(17)	(107)	(17)
Total costs and expenses	48,038	47,396	94,286	95,974

Operating income	14,483	13,821	45,251	38,905

Interest expense – net	(7,594)	(6,581)	(15,553)	(13,490)
Equity earnings (losses)	892	(509)	50	(1,747)
Other income – net	121	173	270	445

Net income	$7,902	$6,904	$30,018	$24,113

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$30,018	$24,113
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,835	17,636
Earnings (losses) in equity investments, net of distributions	7,250	6,697
Non-cash portion of interest expense	136	15
Gains on sales of assets	(107)	(17)
Decrease in accounts receivable	5,378	9,332
(Increase) decrease in inventories	(952)	1,543
(Increase) decrease in other current assets	(918)	1,883
Decrease in accounts payable and accrued expenses	(3,162)	(3,813)
Other	(24,627)	10,867
Net cash provided by operating activities	31,851	68,256

Cash flows from investing activities:
Investment in Mont Belvieu Storage Partners, L.P	(1,109)	(17,211)
Purchase of assets	—	(1,962)
Investment in Centennial Pipeline LLC	—	(1,500)
Capital expenditures	(27,025)	(24,640)
Net cash used in investing activities	(28,134)	(45,313)

Cash flows from financing activities:
Proceeds from note payable, Parent Partnership	58,481	70,087
Repayments of note payable, Parent Partnership	(297,624)	(34,633)
Equity contributions – Parent Partnership	294,822	—
Distributions paid	(59,382)	(58,585)
Net cash used in financing activities	(3,703)	(23,131)

Net increase (decrease) in cash and cash equivalents	14	(188)

Cash and cash equivalents at beginning of period	—	188
Cash and cash equivalents at end of period	$14	$—

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$16,006	$12,881

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

As used in this Report, “we,” “us,”  and “our” means TE Products Pipeline Company, Limited Partnership.

The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of June 30, 2005, and the results of our operations and cash flows for the periods presented.  The results of operations for the three months and six months ended June 30, 2005, are not necessarily indicative of results of our operations for the full year 2005.  You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 2004.  We have reclassified certain amounts from prior periods to conform to the current presentation.

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

At June 30, 2005, and December 31, 2004, we had working capital deficits of $39.1 million and $61.9 million, respectively.  Cash generated from operations and from our Parent Partnership’s credit facilities and debt and equity offerings are our primary sources of liquidity.  Working capital deficits occur primarily from the timing of operating cash receipts from customers, payment of cash distributions and the payment of normal operating expenses and capital expenditures.  Our Parent Partnership has historically made capital contributions, loans or otherwise provided liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so.  At June 30, 2005, our Parent Partnership had $278.6 million in available borrowing capacity under its revolving credit facility and agreed to cover any of our working capital needs, if required.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of the compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards are to be re-measured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) is effective for public companies as of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005.  As such, we will adopt SFAS 123(R) in the first quarter of 2006.  Companies are permitted to adopt SFAS 123(R) prior to the extended date.  All public companies that adopted the fair-value-based method of accounting must use the modified prospective transition method and may elect to use the modified retrospective transition method.  We do not believe that the adoption of SFAS 123(R) will have a material effect on our financial position, results of operations or cash flows.

In November 2004, the Emerging Issues Task Force (“EITF”) reached consensus in EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations, to clarify whether a component of an enterprise that is either disposed of or classified as held for sale qualifies for income statement presentation as discontinued operations.  The FASB ratified the consensus on November 30, 2004.  The consensus is to be applied prospectively with regard to a component of an enterprise that is either disposed of or classified as held for sale in reporting periods beginning after December 15, 2004.  The consensus may be applied retrospectively for previously reported operating results related to disposal transactions initiated within an enterprise’s reporting period that included the date that this consensus was ratified. The adoption of EITF 03-13 did not have an effect on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”).  FIN 47 clarifies that the term, conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity.  Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset.  SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of reporting periods ending after December 15, 2005.  As such, we will adopt FIN 47 in the fourth quarter of 2005.  Retrospective application for interim financial information is permitted but is not required.  Early adoption of FIN 47 is encouraged.  We do not believe that the adoption of FIN 47 will have a material effect on our financial position, results of operations or cash flows.

In June 2005, the EITF reached consensus in EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have

Certain Rights, to provide guidance on how general partners in a limited partnership should determine whether they control a limited partnership and therefore should consolidate it.  The EITF agreed that the presumption of general partner control would be overcome only when the limited partners have either of two types of rights. The first type, referred to as kick-out rights, is the right to dissolve or liquidate the partnership or otherwise remove the general partner without cause.  The second type, referred to as participating rights, is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of FASB ratification (June 29, 2005).  The guidance in this EITF is effective for existing partnerships no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  We are currently evaluating what impact this EITF will have on our financial statements, but at this time, we do not believe that the adoption of this EITF will have a material effect on our financial position, results of operations or cash flows.

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

The following table reflects the components of intangible assets being amortized, included in other assets on the consolidated balance sheets at June 30, 2005, and December 31, 2004 (in thousands):

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets being amortized:
Transportation agreements	$1,328	$(294)	$1,328	$(260)

At June 30, 2005, we had $33.4 million of excess investment in our equity investment in Centennial Pipeline LLC, which was created upon formation of the company.  The excess investment is included in our equity investments account at June 30, 2005.  This excess investment is accounted for as an intangible asset with an indefinite life.  We assess the intangible asset for impairment on an annual basis.

Amortization expense on intangible assets was $16,603 for each of the three-month periods ended June 30, 2005 and 2004, and $33,205 for each of the six-month periods ended June 30, 2005 and 2004.

Estimated amortization expense on intangible assets will be $0.1 million for each of the years ending December 31, 2005 through 2009.

NOTE 3.  INTEREST RATE SWAP

In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028.  We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and of the 7.51% Senior Notes.  Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%.  During the six months ended June 30, 2005 and 2004, we recognized reductions in interest expense of $3.3 million and $5.1 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarter ended June 30, 2005, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair value of this interest rate swap was a gain of approximately $7.4 million and $3.4 million at June 30, 2005, and December 31, 2004, respectively.

NOTE 4.  INVENTORIES

Inventories are valued at the lower of cost (based on weighted average cost method) or market.  The costs of inventories did not exceed market values at June 30, 2005, and December 31, 2004. The major components of inventories were as follows (in thousands):

	June 30, 2005	December 31, 2004
Refined products	$1,440	$5,665
LPGs	5,048	—
Materials and supplies	4,557	4,428
Total	$11,045	$10,093

NOTE 5.  EQUITY INVESTMENTS

We own a 50% ownership interest in Centennial Pipeline Company LLC (“Centennial”), and Marathon Ashland Petroleum LLC (“Marathon”) owns the remaining 50% interest. Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois.  During the six months ended June 30, 2005, we have not invested any additional funds in Centennial.  During the six months ended June 30, 2004, we invested an additional $1.5 million in Centennial, which is included in the equity investment balance at June 30, 2005.  We have not received any distributions from Centennial since its formation.

On January 1, 2003, we and Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) formed Mont Belvieu Storage Partners, L.P. (“MB Storage”).  We and Louis Dreyfus each own a 50% ownership interest in MB Storage.  MB Storage owns storage capacity at the Mont Belvieu fractionation and storage complex and a short haul transportation shuttle system that ties Mont Belvieu, Texas, to the upper Texas Gulf Coast energy marketplace.  MB Storage is a service-oriented, fee-based venture serving the fractionation, refining and petrochemical industries with transportation, terminaling and storage. MB Storage has no commodity trading activity.  We operate the facilities for MB Storage.

For the year ended December 31, 2005, we will receive the first $1.7 million per quarter (or $6.78 million on an annual basis) of MB Storage’s income before depreciation expense, as defined in the operating agreement.  For the year ended December 31, 2004, we received the first $1.8 million per quarter (or $7.15 million on an annual basis) of MB Storage’s income before depreciation expense.  Our share of MB Storage’s earnings is adjusted annually by the partners of MB Storage.  Any amount of MB Storage’s annual income before depreciation expense in excess of $6.78 million for 2005 and $7.15 million for 2004 is allocated evenly between us and Louis Dreyfus.  Depreciation expense on assets each party originally contributed to MB Storage is allocated between us and Louis Dreyfus based on the net book value of the assets contributed.  Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation is allocated evenly between us and Louis Dreyfus. For the six months ended June 30, 2005 and 2004, our sharing ratio in the earnings of MB Storage was approximately 62.6% and 70.2%, respectively.  During the six months ended June 30, 2005, we received distributions of $7.3 million from MB Storage and contributed $1.1 million to MB Storage.  During the six months ended June 30, 2004, we received distributions of $5.0 million from MB Storage and contributed $17.2 million to MB Storage, of which $16.5 million was used to acquire storage assets in April 2004.

  We use the equity method of accounting to account for our investments in Centennial and MB Storage.  Summarized combined financial information for Centennial and MB Storage for the six months ended June 30, 2005 and 2004, is presented below (in thousands):

	Six Months Ended June 30,
	2005	2004
Revenues	$36,719	$28,508
Net income (loss)	3,847	(907)

Summarized combined balance sheet data for Centennial and MB Storage as of June 30, 2005, and December 31, 2004, is presented below (in thousands):

	June 30,	December 31,
	2005	2004
Current assets	$39,882	$39,228
Noncurrent assets	371,638	377,924
Current liabilities	36,116	36,015
Long-term debt	140,000	140,000
Noncurrent liabilities	22,183	20,383
Partners’ capital	213,221	220,754

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

The Senior Notes do not have sinking fund requirements.  Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year.  The Senior Notes due 2008 are unsecured obligations and rank pari passu with all of our other unsecured and unsubordinated indebtedness.  The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indenture does not limit our ability to incur additional indebtedness.  As of June 30, 2005, we were in compliance with the covenants of the Senior Notes.

We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above.  At June 30, 2005, and December 31, 2004, the Senior Notes include the fair value of our interest rate swap of $7.4 million and $3.4 million, respectively (see Note 3. Interest Rate Swap).

The following table summarizes the estimated fair values of the Senior Notes as of June 30, 2005, and December 31, 2004 (in millions):

		Fair Value
	Face Value	June 30, 2005	December 31, 2004

6.45% Senior Notes, due January 2008	$180.0	$188.5	$187.1
7.51% Senior Notes, due January 2028	210.0	224.1	225.6

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

On June 27, 2003, our Parent Partnership entered into a $550.0 million revolving credit facility with a three-year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”).  The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings.  The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios.  On October 21, 2004, our Parent Partnership amended the Revolving Credit Facility to (i) increase the facility size to $600.0 million, (ii) extend the term to October 21, 2009, (iii) remove certain restrictive covenants, (iv) increase the available amount for the issuance of letters of credit up to $100.0 million and (v) decrease the LIBOR rate spread charged at the time of each borrowing.  On February 23, 2005, the Parent Partnership again amended its Revolving Credit Facility to remove the requirement that DEFS must at all times own, directly or indirectly, 100% of the Company, to allow for its acquisition by DFI (see Note 1. Organization and Basis of Presentation). During the second quarter of 2005, the Parent Partnership used a portion of the proceeds from equity offerings in May 2005 and June 2005 to repay a portion of the Revolving Credit Facility. On June 30, 2005, $278.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 4.3%.

As of June 30, 2005, and December 31, 2004, we had intercompany notes payable to our Parent Partnership of $62.5 million and $301.7 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at June 30, 2005, was 5.5%.  At June 30, 2005, accrued interest includes $3.2 million due to our Parent Partnership.  For the six months ended June 30, 2005 and 2004, interest costs incurred on the note payable to our Parent Partnership totaled $5.1 million and $6.1 million, respectively.

NOTE 7.  QUARTERLY DISTRIBUTONS OF AVAILABLE CASH

We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion.  We pay distributions of 99.999% to the Parent Partnership and 0.001% to the General Partner.

During the six months ended June 30, 2005 and 2004, we paid cash distributions to our Parent Partnership totaling $59.4 million and $58.6 million, respectively.  On August 5, 2005, we will pay a cash distribution to our Parent Partnership of $32.5 million for the quarter ended June 30, 2005.

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

On May 27, 2005, the TEPPCO RCBP and the TEPPCO SBP were amended.  Effective May 31, 2005, participation in the TEPPCO RCBP was frozen and no new participants were eligible to be covered by the plan after that date.  Effective December 31, 2005, all plan benefits accrued will be frozen and participants will not receive additional pay credits after that date.  In addition, all plan participants will be 100% vested regardless of their years of service.  Effective January 1, 2006, the TEPPCO RCBP plan will be terminated and plan participants will receive lump sum benefit payments in 2006.  Participants in the TEPPCO SBP will receive pay credits through November 30, 2005, and will receive lump sum benefit payments in December 2005.  Both lump sum benefit payments are discussed below.

In June 2005, the Parent Partnership recorded a curtailment charge of $0.1 million in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, as a result of the TEPPCO RCBP and TEPPCO SBP amendments.  A portion of the charge was allocated to us.  As of May 31, 2005, the following assumptions were changed for purposes of determining the net periodic benefit costs for the remainder of 2005: the discount rate, the long-term rate of return on plan assets, and the assumed mortality table.  The discount rate was decreased from 5.75% to 5.00% to reflect rates of returns on bonds currently available to settle the liability.  The expected long-term rate of return on plan assets was changed from 8% to 2% due to the movement of plan funds from equity investments into short-term money market funds.  The mortality table was changed to reflect overall improvements in mortality experienced by the general population.  The curtailment charge arose due to the accelerated recognition of the unrecognized prior service costs.  The Parent Partnership expects to record additional settlement charges of approximately $0.2 million in the fourth quarter of 2005 relating to the TEPPCO SBP and approximately $3.2 million in 2006 relating to the TEPPCO RCBP for any existing unrecognized losses upon the plan termination and final distribution of the assets to the plan participants. We expect to be allocated a share of these charges.

The components of net pension benefits costs allocated to us for the TEPPCO RCBP and the TEPPCO SBP for the three and six months ended June 30, 2005 and 2004, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost benefit earned during the period	$589	$635	$1,154	$1,271
Interest cost on projected benefit obligation	131	120	257	241
Expected return on plan assets	(146)	(157)	(286)	(315)
Amortization of prior service cost	1	2	2	4
Recognized net actuarial loss	16	3	31	7
SFAS 88 curtailment charge	14	—	28	—
Net pension benefits costs	$605	$603	$1,186	$1,208

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

In May 2005, benefits provided to employees under the TEPPCO OPB were changed.  Employees eligible for these benefits will receive them through December 31, 2005, however, effective January 1, 2006, these benefits will be terminated.  In June 2005, as a result of this change in benefits and in accordance with SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, the Parent Partnership recorded a curtailment credit of approximately $2.6 million in its accumulated postretirement obligation, partially offset by a curtailment charge of approximately $1.0 million related to the accelerated recognition of the unrecognized prior service costs.  The net effect of these curtailment adjustments was to reduce its accumulated postretirement obligation to the total of the expected remaining 2005 payments under the TEPPCO OPB.  A portion of these charges was allocated to us.

The components of net postretirement benefits cost allocated to us for the TEPPCO OPB for the three months and six months ended June 30, 2005 and 2004, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost benefit earned during the period	$23	$29	$45	$58
Interest cost on accumulated postretirement benefit obligation	19	33	38	65
Amortization of prior service cost	15	28	29	56
Recognized net actuarial loss	1	—	2	1
SFAS 106 curtailment credit	(470)	—	(922)	—
Net postretirement benefits costs	$(412)	$90	$(808)	$180

Effective June 1, 2005, the payroll functions performed by DEFS for the Company were transferred from DEFS to EPCO.  For those employees who were receiving certain other postretirement benefits at the time of the acquisition of the Company by DFI, DEFS will continue to provide these benefits to those employees.  Effective June 1, 2005, EPCO began providing certain other postretirement benefits to those employees who became eligible for the benefits after June 1, 2005, and will charge those benefit related costs to our Parent Partnership.  As a result of these changes, the Parent Partnership recorded a $1.2 million reduction in its other postretirement obligation in June 2005.  A portion of the reduction was allocated to us.

Estimated Future Benefit Contributions

The Parent Partnership expects to contribute approximately $1.1 million to its retirement plans and other postretirement benefit plans in 2005.  We expect to be allocated a share of these contributions.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

In the fall of 1999 and on December 1, 2000, the General Partner and the Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the General Partner and Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et al. (including the General Partner and Partnership).  In both cases, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water.  They further contend that the release caused damages to the plaintiffs.  In their complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages.  On January 27, 2005, we entered into Release and Settlement Agreements with the McCleery plaintiffs and the Richards plaintiffs dismissing all of these plaintiffs’ claims.  The settlement terms included a $2.0 million payment to the plaintiffs, which was accrued at December 31, 2004.

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

In May 2003, the Company was named as a defendant in a lawsuit styled John R. James, et al. v. J Graves Insulation Company, et al. as filed in the first Judicial District Court, Caddo Parish, Louisiana.  There are numerous plaintiffs identified in the action that are alleged to have suffered damages as a result of alleged exposure to asbestos-containing products and materials.  According to the petition and as a result of a preliminary investigation, the Company believes that the only claim asserted against it results from one individual for the period from July 1971 through June 1972, who is alleged to have worked on a facility owned by the Company’s predecessor.  This period represents a small portion of the total alleged exposure period from January 1964 through December 2001 for this individual.  The individual’s claims involve numerous employers and alleged job sites.  The Company has been unable to confirm involvement by the Company or its predecessors with the alleged location, and it is uncertain at this time whether this case is covered by insurance. Discovery is planned, and the Company intends to defend itself vigorously against this lawsuit.  The plaintiffs have not stipulated the amount of damages that they are seeking in this suit.  We are obligated to reimburse the Company for any costs it incurs related to this lawsuit.  We cannot estimate the loss, if any, associated with this pending lawsuit.  We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

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

On March 26, 2004, an initial decision in ARCO Products Co., et al. v. SFPP, Docket OR96-2-000, et al. was issued by the FERC, which made several significant determinations with respect to finding “changed circumstances” under the Energy Policy Act of 1992 (“EP Act”).  The decision largely clarifies, but does not fully quantify, the standard required for a complainant to demonstrate that an oil pipeline’s rates are no longer subject to the rate protection of the EP Act by demonstrating that a substantial change in circumstances has occurred since 1992 with respect to the basis of the rates being challenged.  In the decision, the FERC found that a limited number of rate elements will significantly affect the economic basis for a pipeline company’s rates.  The elements identified in the decision are volume changes, allowed total return and total cost-of-service (including major cost elements such as rate base, tax rates and tax allowances, among others).  The FERC did reject, however, the use of changes in tax rates and income tax allowances as standalone factors.  Judicial review of that decision, which has been sought by a number of parties to the case, is currently pending before the U.S. Court of Appeals for the District of Columbia Circuit.  We have not yet determined the impact, if any, that the decision, if it is ultimately upheld, would have on our rates if they were reviewed under the criteria of this decision.

On July 20, 2004, the District of Columbia Circuit issued an opinion in BP West Coast Products LLC v. FERC.  In reviewing a series of orders involving SFPP, L.P., the court held among other things that the FERC had not adequately justified its policy of providing an oil pipeline limited partnership with an income tax allowance equal to the proportion of its income attributable to partnership interests owned by corporate partners.  Under the FERC’s initial ruling, SFPP, L.P. was permitted an income tax allowance on its cost-of-service filing for the percentage of its net operating (pre-tax) income attributable to partnership units held by corporations, and was denied an income tax allowance equal to the percentage attributable to partnership units held by non-corporate partners.  The court remanded the case back to the FERC for further review.  As a result of the court’s remand, on December 2, 2004, the FERC issued a Request for Comments seeking comments on whether the court’s ruling applies only to the specific facts of the SFPP, L.P. proceeding or also extends to other capital structures involving partnerships and other forms of ownership.  On May 4, 2005, the FERC issued its Policy Statement on Income Tax Allowances, which permits regulated partnerships, limited liability companies and other pass-through entities an income tax allowance on their income attributable to any owner that has an actual or potential income tax liability on that income, regardless whether the owner is an individual or corporation.  If there is more than one level of pass-through entities, the regulated company income must be traced to where the ultimate tax liability lies.  The Policy Statement is to be applied in individual cases, and the regulated entity bears the burden of proof to establish the tax status of its owners.  On June 1, 2005, the FERC issued an Order on Remand in the SFPP, L.P. proceedings holding the Policy Statement would apply in that case and requesting briefs on whether additional evidence was necessary to apply it.  Briefs have been filed but the FERC has not yet acted on them.  The ultimate outcome of the FERC’s inquiry on income tax allowance should not affect our current rates and rate structure because our rates are not based on cost-of-service methodology.  However, the outcome of the income tax allowance would become relevant to us should we (i) elect in the future to use cost-of-service to support our rates, or (ii) be required to use such methodology to defend our indexed rates.

In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana facility.  In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination.  At June 30, 2005, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility.  Effective March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility.  This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility.  We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

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

On July 22, 2004, we experienced a release of approximately 12 barrels of jet fuel from a sump at our Lebanon, Ohio, terminal.  The released jet fuel was contained within a storm water retention pond located on the terminal property.  Six migratory waterfowl were affected by the jet fuel and were subsequently euthanized by or at the request of the United States Fish and Wildlife Service (“USFWS”).  On October 1, 2004, the USFWS served us with a Notice of Violation, alleging that we violated 16 USC 703 of the Migratory Bird Treaty Act for the “take[ing] of migratory birds by illegal methods.”  On February 7, 2005, we entered into a Memorandum of Understanding (“MOU”) with the USFWS, and on June 23, 2005, we notified the USFWS that we had completed all requirements under the MOU, thus terminating the agreement and settling all aspects of this matter. The terms of this settlement did not have a material effect on our financial position, results of operations or cash flows.

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

At June 30, 2005, we have an accrued liability of $1.5 million related to sites requiring environmental remediation activities.  We do not expect that the completion of remediation programs associated these activities will have a future material adverse effect on our financial position, results of operations or cash flows.

Centennial entered into credit facilities totaling $150.0 million, and as of June 30, 2005, $150.0 million was outstanding under those credit facilities.  The proceeds were used to fund construction and conversion costs of its pipeline system.  We and Marathon have each guaranteed one-half of Centennial’s debt, up to a maximum amount of $75.0 million each.

On February 24, 2005, the Company was acquired from DEFS by DFI.  The Company owns a 2% general partner interest in Parent Partnership and is the general partner of the Parent Partnership.  On March 11, 2005, the Bureau of Competition of the Federal Trade Commission (“FTC”) delivered written notice to DFI’s legal advisor that it was conducting a non-public investigation to determine whether DFI’s acquisition of the Company may substantially lessen competition.  The FTC has contacted the Company requesting data.  The Company intends to cooperate fully with any such investigations and inquiries requested by the FTC or any other regulatory authorities.

NOTE 10.  SUBSEQUENT EVENTS

On July 12, 2005, we purchased a refined products terminal and truck rack in North Little Rock, Arkansas for $6.8 million from Exxon Mobil Corporation.  The assets include three storage tanks and a two-bay truck loading rack.  We funded the purchase through borrowings under our revolving credit facility.  The terminal serves the central Arkansas refined products market and complements our existing infrastructure in North Little Rock, Arkansas.

We have initiated an expansion of our refined products origin capabilities in the Houston, Texas, and Texas City, Texas areas.  As part of that project, on July 15, 2005, we acquired from Texas Genco LLC (“Genco”) all of its interests in certain companies that own a 90-mile pipeline system and 5.5 million barrels of storage capacity for $70.6 million (including $8.6 million for the estimated value of inventory).  According to the terms of the purchase and sale agreement with Genco, we will sell the acquired inventory (anticipated to occur in the third quarter of 2005) and use the proceeds from the sale to offset the purchase price of the inventory, including costs incurred to consummate the sale.  To the extent the proceeds from the inventory sale, including costs incurred to consummate the sale, are greater than or less than the estimated amount previously paid to Genco, a final settlement payment will occur between Genco and us, resulting in no gain or loss being recognized by us on the sale of the inventory.  We funded the purchase through borrowings under our revolving credit facility.  The assets of the purchased companies will be integrated into our origin infrastructure in Texas City and Baytown, Texas.  The integration and other system enhancements should be in service by the fourth quarter of 2006, at an estimated cost of $45.0 million.  The strategic location of these assets, with refined products interconnections to major exchange terminals in the Houston area, will provide significant long-term value to our customers and the Texas Gulf Coast refining and logistics system.

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

Critical Accounting Policies and Estimates

A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2004, included in our Annual Report on Form 10-K. Certain of these accounting policies require the use of estimates.  The following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: revenue and expense accruals, including accruals for power costs, property taxes and crude oil margins; environmental costs; asset impairment analysis related to property, plant and equipment; and amortization expense and asset impairment analysis related to goodwill and other intangible assets.  These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

Management Overview of the Three Months and Six Months Ended June 30, 2005

We reported net income of $30.0 million for the six months ended June 30, 2005, compared with net income of $24.1 million for the six months ended June 30, 2004, and net income of $7.9 million for the three months ended June 30, 2005, compared with net income of $6.9 million for the three months ended June 30, 2004.

Our results for the three months ended June 30, 2005, were impacted by increased LPG transportation revenues and long-haul volumes delivered, increased refined products tender deduction revenues and increased revenues from product location exchanges.  These increases were partially offset by decreased refined products transportation revenues, increased power costs, increased pipeline operating expenses and increased rental expense from our Centennial Pipeline LLC (“Centennial”) capacity lease agreement.

The results for the six months ended June 30, 2005, were impacted by increased refined products and LPG transportation revenues and volumes, partially offset by lower propane inventory fee revenues, increased pipeline operating expenses, increased rental expense from our Centennial capacity lease agreement and increased environmental assessment and remediation expenses.  Additionally, pipeline integrity expenses decreased $1.4 million and $5.7 million for the three months and six months ended June 30, 2005, respectively, compared with the prior year periods.  We anticipate that our pipeline integrity expenses for 2005 will be approximately $15.2 million lower than our 2004 expenses primarily due to the completion of projects.

We focus on the safe, reliable and efficient operation of the pipelines and facilities that we own or operate while meeting increased regulations that govern the operation of our assets and the costs associated with such regulations.  We are also focused on our continued growth through expansion of the assets that we own and through acquisition of assets that complement our current operations.  We remain confident that our current strategy and focus will provide continued growth in earnings and cash distributions.  These opportunities include continued

growth, resulting from our recent capacity expansion and grass roots facility investments and growing demand for Gulf Coast sourced products.

On July 12, 2005, we purchased a refined products terminal and truck rack in North Little Rock, Arkansas for $6.8 million from Exxon Mobil Corporation.  The assets include three storage tanks and a two-bay truck loading rack.  The terminal serves the central Arkansas refined products market and complements our existing infrastructure in North Little Rock, Arkansas.

We have initiated an expansion of our refined products origin capabilities in the Houston, Texas, and Texas City, Texas areas.  As part of that project, on July 15, 2005, we acquired from Texas Genco LLC (“Genco”) all of its interests in certain companies that own a 90-mile pipeline system and 5.5 million barrels of storage capacity for $70.6 million (including $8.6 million for the estimated value of inventory).  According to the terms of the purchase and sale agreement with Genco, we will sell the acquired inventory (anticipated to occur in the third quarter of 2005) and use the proceeds from the sale to offset the purchase price of the inventory, including costs incurred to consummate the sale.  To the extent the proceeds from the inventory sale, including costs incurred to consummate the sale, are greater than or less than the estimated amount previously paid to Genco, a final settlement payment will occur between Genco and us, resulting in no gain or loss being recognized by us on the sale of the inventory.  The assets of the purchased companies will be integrated into our origin infrastructure in Texas City and Baytown, Texas.  The integration and other system enhancements should be in service by the fourth quarter of 2006, at an estimated cost of $45.0 million.  The strategic location of these assets, with refined products interconnections to major exchange terminals in the Houston area, will provide significant long-term value to our customers and the Texas Gulf Coast refining and logistics system.

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

We are one of three operating subsidiaries of our Parent Partnership.  Our Parent Partnership is managed by its general partner, the Company.  EPCO has approximately 1,200 employees dedicated to the operations and management of our Parent Partnership operating subsidiaries. Our Parent Partnership allocates operating, general and administrative expenses to us for legal, insurance, financial, communication and other administrative services based upon the estimated level of effort devoted to our various operations.  We believe that the methods for allocating corporate operating, general and administrative expenses to us are reasonable.

Results of Operations

The following table presents volumes delivered in barrels and average tariff per barrel for the three months and six months ended June 30, 2005 and 2004 (in thousands, except tariff information):

	Three Months Ended June 30,		Percentage Increase	Six Months Ended June 30,		Percentage Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)

Volumes Delivered
Refined products	42,097	41,936	1%	80,692	74,458	8%
LPGs	7,855	8,794	(11)%	22,657	22,002	3%
Total	49,952	50,730	(2)%	103,349	96,460	7%

Average Tariff per Barrel
Refined products	$0.90	$0.93	(3)%	$0.90	$0.94	(4)%
LPGs	1.84	1.56	18%	2.06	1.93	7%
Average system tariff per barrel	$1.05	$1.04	1%	$1.16	$1.17	(1)%

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Revenues from refined products transportation decreased $1.1 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to a decrease in distillate volumes transported and a decrease in the refined products average rate per barrel, partially offset by an overall increase in the refined products volume delivered.  The decrease in distillate volumes was a result of low distillate price differentials.  The decrease in the refined products average rate per barrel from the prior year period was primarily due to the impact of greater growth in the volume of products delivered under a Centennial tariff compared with the growth in deliveries under our tariff, which resulted in an increased proportion of lower tariff barrels transported on our system.  Prior to the construction of Centennial, deliveries on our pipeline system were limited by our pipeline capacity, and transportation services for our customers were allocated in accordance with a proration policy.  With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs, Illinois.  In February 2003, we entered into a lease agreement with Centennial that increased our flexibility to deliver refined products to our market areas.  Centennial has provided our system with additional pipeline capacity for movement of products originating in the U.S. Gulf Coast area.  The overall increase in refined products volume was primarily due to increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets.

Revenues from LPGs transportation increased $0.7 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, due to higher deliveries of propane in the upper Midwest and Northeast market areas.  The LPGs average rate per barrel increased from the prior period primarily as a result of decreased short-haul deliveries during the three months ended June 30, 2005.

  Other operating revenues increased $1.7 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to higher refined products additive and tender deduction revenue and increased margins on product inventory sales.

Costs and expenses increased $0.6 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, due to increased operating fuel and power and increased depreciation and amortization expense, partially offset by decreased operating, general and administrative expenses and decreased taxes – other than income.  Operating fuel and power increased $0.7 million primarily due to increased mainline throughput and adjustments to power accruals.  Depreciation expense increased $0.5 million primarily due to assets placed into service in 2005.  Operating, general and administrative expenses decreased $0.6 million primarily due to a $1.4 million decrease in pipeline inspection and repair costs associated with our integrity management program and a $0.4 million decrease in consulting services and supplies primarily related to acquisition activities in 2004.  These decreases were partially offset by a $0.7 million increase in pipeline operating and maintenance expenses, a $0.3 million increase in rental expense from the Centennial pipeline capacity lease agreement and a $0.2 million increase in insurance expense. Increased labor and benefits expenses associated with vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner higher incentive compensation expenses compared to the prior year period were offset by a $1.6 million decrease in postretirement benefit accruals related to plan amendments (see Note 8. Employee Benefit Plans).

Net earnings from equity investments increased for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, as shown below (in thousands):

	Three Months Ended June 30,		Increase
	2005	2004	(Decrease)

Centennial	$(496)	$(2,286)	$1,790
MB Storage	1,365	1,785	(420)
Other	23	(8)	31
Total equity losses	$892	$(509)	$1,401

Equity losses in Centennial decreased $1.8 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to higher transportation revenues and volumes, partially offset by higher transmix related product replacement costs and product measurement losses during the 2005 period.  Equity earnings in MB Storage decreased $0.4 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to higher pipeline rehabilitation expenses on the MB Storage system.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Revenues from refined products transportation increased $2.9 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, due to an overall increase in the refined products volumes delivered. This increase was primarily due to deliveries of products moved on Centennial.

Volume increases were due to increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets. The refined products average rate per barrel decreased from the prior year period primarily due to the impact of greater growth in the volume of products delivered under a Centennial tariff compared with the growth in deliveries under our tariff, which resulted in an increased proportion of lower tariff barrels transported on our system.

Revenues from LPGs transportation increased $4.2 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, due to higher deliveries of propane in the upper Midwest and Northeast market areas primarily resulting from cold weather in March 2005.  Prior year LPG transportation revenues were negatively impacted by a price spike in the Mont Belvieu propane price in late February 2004, which resulted in our sourced propane being less competitive than propane from other source points.

Other operating revenues decreased $2.4 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to lower propane inventory fees in 2005 and lower volume of product inventory sales, partially offset by higher refined products tender deduction and loading revenues.

Costs and expenses decreased $1.7 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, due to decreased operating, general and administrative expenses, partially offset by increased depreciation and amortization expense and increased operating fuel and power.  Operating, general and administrative expenses decreased $3.1 million, primarily due to a $5.7 million decrease in pipeline inspection and repair costs associated with our integrity management program, and a $1.6 million decrease in postretirement benefit accruals related to plan amendments (see Note 8. Employee Benefit Plans) and a $0.3 million decrease in consulting services and supplies primarily related to acquisition related activities in 2004.  These decreases were partially offset by a $2.4 million increase in labor and benefits expenses associated with vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner and higher incentive compensation expenses compared to the prior year period, a $1.0 million increase in rental expense from the Centennial pipeline capacity lease agreement, a $0.6 million increase in environmental remediation and assessment costs and a $0.6 million increase in pipeline operating and maintenance expense.  Depreciation expense increased $1.2 million primarily due to assets placed into service and assets retired to depreciation expense in 2005.  Operating fuel and power increased $0.3 million primarily due to increased mainline throughput and adjustments to power accruals.

Net earnings from equity investments increased for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, as shown below (in thousands):

	Six Months Ended June 30,		Increase
	2005	2004	(Decrease)

Centennial	$(3,967)	$(6,143)	$2,176
MB Storage	3,998	4,414	(416)
Other	19	(18)	37
Total equity losses	$50	$(1,747)	$1,797

Equity losses in Centennial decreased $2.2 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to higher transportation revenues and volumes, partially offset by higher transmix related product replacement costs and product measurement losses during the 2005 period.  Equity earnings in MB Storage decreased $0.4 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to increased depreciation and amortization expense, higher pipeline rehabilitation expenses and higher general and administrative expenses, partially offset by higher revenues and volumes.  In April 2004, MB Storage acquired storage and pipeline assets and contracts for approximately $34.0 million, of which we contributed $16.5 million.  Increases in storage revenue, shuttle revenue, rental revenue and depreciation and amortization expense for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, are primarily related to the acquired storage assets and contracts.

Financial Condition and Liquidity

Cash flows for the six months ended June 30, 2005 and 2004, were as follows (in thousands):

	Six Months Ended June 30,
	2005	2004

Cash provided by (used in):
Operating activities	$31,851	$68,256
Investing activities	(28,134)	(45,313)
Financing activities	(3,703)	(23,131)

Operating Activities

Net cash from operating activities for the six months ended June 30, 2005 and 2004, were comprised of the following (in thousands):

	Six Months Ended June 30,
	2005	2004

Net income	$30,018	$24,113
Depreciation and amortization	18,835	17,636
Earnings (losses) in equity investments	(50)	1,747
Distributions from equity investments	7,300	4,950
Non-cash portion of interest expense	136	15
Gains on sales of assets	(107)	(17)
Cash provided by (used in) working capital and other	(24,281)	19,812
Net cash from operating activities	$31,851	$68,256

For a discussion of changes in net income, depreciation and amortization and equity earnings, see Results of Operations in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Cash provided by operating activities decreased $36.4 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to the timing of cash disbursements and cash receipts for working capital components partially offset by higher net income and depreciation and amortization in the 2005 period.

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

At June 30, 2005, and December 31, 2004, we had working capital deficits of $39.1 million and $61.9 million, respectively.  Cash generated from operations and from our Parent Partnership’s credit facilities and debt and equity offerings are our primary sources of liquidity.  Working capital deficits can occur primarily due to the timing of operating cash receipts from customers, payment of cash distributions and the payment of normal operating expenses and capital expenditures.  We are a wholly owned subsidiary of the Parent Partnership.  We expect that our Parent Partnership will make capital contributions, loans or otherwise provide liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so.  We anticipate that the Parent Partnership will provide the necessary liquidity to protect its investment in us.  At June 30, 2005, our Parent Partnership had $278.6 million in available borrowing capacity under its revolving credit facility to cover any working capital needs, and expects that cash flows from operating activities, the sale of additional debt or equity offerings will provide necessary liquidity to us.

Investing Activities

Cash flows used in investing activities totaled $28.1 million for the six months ended June 30, 2005, and were comprised of $27.0 million of capital expenditures and $1.1 million of cash contributions for our ownership interest in MB Storage.  Cash flows used in investing activities totaled $45.3 million for the six months ended June 30, 2004, and were comprised of $24.6 million of capital expenditures, $17.2 million of cash contributions for our ownership interest in MB Storage, $2.0 million for the acquisition of assets and $1.5 million of cash contributions for our ownership interest in Centennial.

Financing Activities

Cash flows used in financing activities totaled $3.7 million for the six months ended June 30, 2005, and were comprised of $239.1 million of repayments on the note payable to our Parent Partnership, net of borrowings, and $59.4 million of distributions paid to our Parent Partnership, partially offset by $294.8 million of contributions from our Parent Partnership.  The contributions received from the Parent Partnership during 2005 were primarily used to reduce the level of indebtedness owed to our Parent Partnership.  Cash flows used in financing activities totaled $23.1 million for the six months ended June 30, 2004, and were comprised of $58.6 million of distributions paid to our Parent Partnership, partially offset by $35.5 million of proceeds received from our note payable to our Parent Partnership.

Centennial entered into credit facilities totaling $150.0 million and, as of June 30, 2005, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of Centennial’s pipeline system.  We and Marathon Ashland Petroleum LLC have each guaranteed one-half of Centennial’s debt, up to a maximum of $75.0 million each.

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

On June 27, 2003, our Parent Partnership entered into a $550.0 million revolving credit facility with a three-year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”).  The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings.  The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios.  On October 21, 2004, our Parent Partnership amended the Revolving Credit Facility to (i) increase the facility size to $600.0 million, (ii) extend the term to October 21, 2009, (iii) remove certain restrictive covenants, (iv) increase the available amount for the issuance of letters of credit up to $100.0 million and (v) decrease the LIBOR rate spread charged at the time of each borrowing.  On February 23, 2005, the

Parent Partnership again amended its Revolving Credit Facility to remove the requirement that DEFS must at all times own, directly or indirectly, 100% of the Company, to allow for its acquisition by DFI (see Note 1. Organization and Basis of Presentation).  During the second quarter of 2005, the Parent Partnership used a portion of the proceeds from equity offerings in May 2005 and June 2005 to repay a portion of the Revolving Credit Facility. On June 30, 2005, $278.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 4.3%.

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

As of June 30, 2005, and December 31, 2004, we had intercompany notes payable to our Parent Partnership of $62.5 million and $301.7 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at June 30, 2005, was 5.5%.  At June 30, 2005, accrued interest includes $3.2 million due to our Parent Partnership.  For the six months ended June 30, 2005 and 2004, interest costs incurred on the note payable to our Parent Partnership totaled $5.1 million and $6.1 million, respectively.

Cash Distributions

During the six months ended June 30, 2005 and 2004, we paid cash distributions to our Parent Partnership totaling $59.4 million and $58.6 million, respectively.  On August 5, 2005, we will pay a cash distribution to our Parent Partnership of $32.5 million for the quarter ended June 30, 2005.

Future Capital Needs and Commitments

We estimate that capital expenditures, excluding acquisitions, for 2005 will be approximately $88.4 million (which includes $2.5 million of capitalized interest). We expect to spend approximately $43.8 million for revenue generating projects and facility improvements.  We expect to spend approximately $20.4 million to sustain existing operations, including life-cycle replacements for equipment at various facilities and pipeline and tank replacements and $21.7 million for various system upgrade projects.  We continually review and evaluate potential capital improvements and expansions that would be complementary to our present system.  These expenditures can vary greatly depending on the magnitude of our transactions.  We may finance capital expenditures through internally generated funds, debt or capital contributions from our Parent Partnership or any combination thereof.

Our debt repayment obligations consist of payments for principal and interest on (i) our $62.5 million principal amount due to the Parent Partnership related to our share of the Parent Partnership’s Revolving Credit Facility due in October 2009, 7.625% Senior Notes due in February 2012 and 6.125% Senior Notes due in February 2013, (ii) our $210.0 million 7.51% Senior Notes due January 15, 2028, and (iii) our $180.0 million 6.45% Senior Notes due January 15, 2008.

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

During the six months ended June 30, 2005, we contributed $1.1 million to MB Storage.  No amounts were contributed to Centennial during the six months ended June 30, 2005.  During the six months ended June 30, 2004, we contributed $1.5 million to Centennial to cover operating needs and capital expenditures and $17.2 million to MB Storage, of which $16.5 million was used to acquire storage assets in April 2004.  During the remainder of 2005, we may be required to contribute cash to Centennial to cover capital expenditures, acquisitions or other operating needs and to MB Storage to cover significant capital expenditures or additional acquisitions.

Off-Balance Sheet Arrangements

We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no off-balance sheet commitments for indebtedness other than the limited guaranty of the Centennial debt, the Parent Partnership debt and leases covering assets utilized in several areas of our operations.

Contractual Obligations

The following table summarizes our debt repayment obligations and material contractual commitments as of June 30, 2005 (in millions):

	Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Note payable, Parent Partnership	$62.5	$—	$—	$62.5	$—
6.45% Senior Notes due 2008 (1)	180.0	—	180.0	—	—
7.51% Senior Notes due 2028 (1)	210.0	—	—	—	210.0
Debt subtotal	452.5	—	180.0	62.5	210.0

Operating leases	56.4	12.4	21.1	9.1	13.8
Capital expenditure obligations (2)	0.3	0.3	—	—	—
Other liabilities and deferred credits (3)	0.7	—	0.6	0.1	—

Total	$509.9	$12.7	$201.7	$71.7	$223.8

(1)

We entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our 7.51% Senior Notes due 2028. At June 30, 2005, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $7.4 million related to this interest rate swap agreement. At June 30, 2005, our 6.45% Senior Notes include less than $0.1 million of unamortized debt discount. The fair value adjustment and unamortized debt discount are excluded from this table.

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

Our Parent Partnership has filed with the Securities and Exchange Commission a universal shelf registration statement that, subject to agreement on terms at the time of use and appropriate supplementation, allows it to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof. During the three months ended June 30, 2005, our Parent Partnership issued $279.2 million of equity securities.  At June 30, 2005, our Parent Partnership had $1.7 billion remaining under this shelf registration, subject to customary marketing terms and conditions.

 Our Parent Partnership’s senior unsecured debt is rated BBB- by Standard and Poors (“S&P”) and Baa3 by Moody’s Investors Service (“Moody’s”).  S&P assigned this rating on June 14, 2005, following its review of the ownership structure, corporate governance issues, and proposed funding after the acquisition of the Company by DFI.  Both ratings are with a stable outlook.  A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness.  Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change.  The senior unsecured debt of our rating is also rated BBB- by S&P and Baa3 by Moody’s.  Both ratings are with a stable outlook.

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

In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana facility.  In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination.  At June 30, 2005, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility.  Effective in March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility.  This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility.  We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

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

On July 22, 2004, we experienced a release of approximately 12 barrels of jet fuel from a sump at our Lebanon, Ohio, terminal.  The released jet fuel was contained within a storm water retention pond located on the terminal property.  Six migratory waterfowl were affected by the jet fuel and were subsequently euthanized by or at the request of the United States Fish and Wildlife Service (“USFWS”).  On October 1, 2004, the USFWS served us with a Notice of Violation, alleging that we violated 16 USC 703 of the Migratory Bird Treaty Act for the “take[ing] of migratory birds by illegal methods.”  On February 7, 2005, we entered into a Memorandum of Understanding (“MOU”) with the USFWS, and on June 23, 2005, we notified the USFWS that we had completed all requirements under the MOU, thus terminating the agreement and settling all aspects of this matter. The terms of this settlement did not have a material effect on our financial position, results of operations or cash flows.

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

At June 30, 2005, we have an accrued liability of $1.5 million related to various sites requiring environmental remediation activities.  We do not expect that the completion of remediation programs associated with these activities will have a future material adverse effect on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

See discussion of new accounting pronouncements in Note 1.  Organization and Basis of Presentation - New Accounting Pronouncements in the accompanying consolidated financial statements.

Retirement and Election of Officers

On July 12, 2005, we announced that Charles H. Leonard elected to retire effective July 8, 2005, as Senior Vice President and Chief Financial Officer of the Company.  Tracy E. Ohmart, Controller of the Company, became the acting Chief Financial Officer.

Mr. Ohmart, age 37, has served as Controller of the Company since May 2002.  Mr. Ohmart joined the Company in January 2001 and has held various positions within the Company until he became Assistant Controller in May 2001.  Prior to his employment with the Company, Mr. Ohmart spent 12 years in various positions at ARCO Pipe Line Company, most recently serving as supervisor of general accounting and policy.

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

At June 30, 2005, we had outstanding $180.0 million principal amount of 6.45% Senior Notes due 2008 and $210.0 million principal amount of 7.51% Senior Notes due 2028.  At June 30, 2005, the estimated fair value of the 6.45% Senior Notes and 7.51% Senior Notes were approximately $188.5 million and $224.1 million, respectively.

In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the Senior Notes.  Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%.  During the six months ended June 30, 2005, and 2004, we recognized reductions in interest expense of $3.3 million and $5.1 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarter ended June 30, 2005, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair value of this interest rate swap was a gain of approximately $7.4 million and $3.4 million at June 30, 2005, and December 31, 2004, respectively.  Utilizing the balance of the 7.51% Senior Notes outstanding at June 30, 2005, and including the effects of hedging activities, assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is $2.7 million.

As of June 30, 2005, and December 31, 2004, we had intercompany notes payable to our Parent Partnership of $62.5 million and $301.7 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at June 30, 2005, was 5.5%.  At June 30, 2005, accrued interest includes $3.2 million due to our Parent Partnership.  For the six months ended June 30, 2005 and 2004, interest costs incurred on the note payable to our Parent Partnership totaled $5.1 million and $6.1 million, respectively.

Item 4.  Controls and Procedures

The principal executive officer and principal financial officer of our General Partner, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As a result, no corrective actions were required or undertaken.

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

10.1

Amendments to the TEPPCO Retirement Cash Balance Plan and the TEPPCO Supplemental Benefit Plan dated as May 27, 2005 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005, and incorporated herein by reference).

10.2

Agreement and Release between Charles H. Leonard and Texas Eastern Products Pipeline Company, LLC dated as of July 11, 2005 (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005, and incorporated herein by reference).

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

TE Products Pipeline Company, Limited Partnership
(Registrant)
(A Delaware Limited Partnership)

	By:	TEPPCO GP, Inc.,
as General Partner

	By:	/s/ BARRY R. PEARL
Barry R. Pearl,
President, Chief Executive
Officer and Director

	By:	/s/ TRACY E. OHMART
Tracy E. Ohmart
Chief Financial Officer

Date: August 2, 2005