Form 10-Q
period 2005-09-30
TE PRODUCTS PIPELINE CO LP
filed 2005-11-01
CIK 1045548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Income for the three months and nine months ended September 30, 2005 and 2004 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)

Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

Signatures

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, trade (net of allowance for doubtful accounts of $56 and $56)	20,559	21,090
Accounts receivable, related parties	1,868	2,379
Inventories	14,795	10,093
Other	16,838	12,143
Total current assets	54,060	45,705
Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $331,347 and $311,197)	798,895	722,334
Equity investments	168,016	169,873
Other assets	18,529	16,156
Total assets	$1,039,500	$954,068

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$8,879	$10,211
Accounts payable, related parties	26,621	65,375
Accrued interest	7,014	17,063
Other accrued taxes	7,993	5,605
Other	12,178	9,339
Total current liabilities	62,685	107,593
Senior Notes	391,260	393,317
Note Payable, Parent Partnership	188,948	301,686
Other liabilities and deferred credits	14,780	9,980
Commitments and contingencies
Partners’ capital:
General partner’s interest	4	2
Limited partner’s interest	381,823	141,490
Total partners’ capital	381,827	141,492
Total liabilities and partners’ capital	$1,039,500	$954,068

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Operating revenues:
Transportation — Refined products	$38,240	$43,386	$111,039	$113,294
Transportation — LPGs	16,519	16,071	63,220	58,572
Other	10,107	7,908	30,144	30,378
Total operating revenues	64,866	67,365	204,403	202,244

Costs and expenses:
Operating, general and administrative	30,101	32,841	84,756	90,718
Operating fuel and power	8,142	8,465	23,697	23,706
Depreciation and amortization	9,818	12,756	28,653	30,392
Taxes — other than income taxes	3,014	1,979	8,362	7,314
Gains on sales of assets	(24)	(472)	(131)	(587)
Total costs and expenses	51,051	55,569	145,337	151,543

Operating income	13,815	11,796	59,066	50,701

Interest expense — net	(7,286)	(6,979)	(22,839)	(20,469)
Equity earnings (losses)	524	(322)	574	(2,069)
Other income — net	306	203	576	648

Net income	$7,359	$4,698	$37,377	$28,811

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2005	2004

Cash flows from operating activities:
Net income	$37,377	$28,811
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,653	30,392
Earnings in equity investments, net of distributions	10,114	10,594
Non-cash portion of interest expense	199	22
Gains on sales of assets	(131)	(587)
Decrease in accounts receivable	531	7,210
(Increase) decrease in accounts receivable, related parties	511	(4,330)
(Increase) decrease in inventories	(4,642)	871
(Increase) decrease in other current assets	(4,695)	2,049
Decrease in accounts payable and accrued expenses	(2,162)	(11,237)
Increase (decrease) in accounts payable, related parties	(38,754)	44,470
Other	(7,351)	(11,253)
Net cash provided by operating activities	19,650	97,012

Cash flows from investing activities:
Proceeds from sale of assets	—	590
Investment in Mont Belvieu Storage Partners, L.P	(2,635)	(20,161)
Purchase of assets	(68,969)	(1,962)
Investment in Centennial Pipeline LLC	—	(1,500)
Capital expenditures	(38,266)	(51,275)
Net cash used in investing activities	(109,870)	(74,308)

Cash flows from financing activities:
Proceeds from note payable, Parent Partnership	148,508	90,377
Repayments of note payable, Parent Partnership	(261,246)	(24,993)
Equity contributions — Parent Partnership	294,820	—
Distributions paid	(91,862)	(88,276)
Net cash provided by (used in) financing activities	90,220	(22,892)

Net decrease in cash and cash equivalents	—	(188)

Cash and cash equivalents at beginning of period	—	188
Cash and cash equivalents at end of period	$—	$—

Non-cash investing activities:
Net assets transferred to Mont Belvieu Storage Partners, L.P.	$1,429	$—

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$30,786	$26,526

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

On May 18, 2005, we formed TEPPCO Terminals, L.P. (“TEPPCO Terminals”), a Delaware limited partnership, and we own a 99.999% interest in TEPPCO Terminals as the sole limited partner.  TEPPCO GP serves as the general partner and holds a 0.001% general partner interest in TEPPCO Terminals.  On July 12, 2005, TEPPCO Terminals purchased a refined products terminal and two-bay truck loading rack in North Little Rock, Arkansas, for $6.8 million from Exxon Mobil Corporation (see Note 5. Acquisitions).

On May 9, 2005, we formed TEPPCO Interests, LLC (“TEPPCO Interests”), a Delaware limited liability company, of which we own 100% of the member interests.  On July 15, 2005, TEPPCO Interests acquired from Texas Genco LLC (i) 100% of its member interests in TG Pipeline GP, LLC, a Delaware limited liability company, which is the owner of 100% of the general partner interests in TG Pipeline, L.P. (“Pipeline LP”), a Texas limited partnership, and (ii) 100% of the membership interests in TG Pipeline LP, LLC, a Delaware limited liability company, which is the owner of 100% of the limited partner interests in Pipeline LP (see Note 5.  Acquisitions).

As used in this Report, “we,” “us,” and “our” means TE Products Pipeline Company, Limited Partnership and, where the context requires, include our consolidated subsidiaries.

The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of September 30, 2005, and the results of our operations and cash flows for the periods presented.  The results of operations for the three months and nine months ended September 30, 2005, are not necessarily indicative of results of our operations for the full year 2005.  You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 2004.  We have reclassified certain amounts from prior periods to conform to the current presentation.

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

At September 30, 2005, and December 31, 2004, we had working capital deficits of $8.6 million and $61.9 million, respectively.  Our primary sources of liquidity are cash generated from operations and from our Parent Partnership’s credit facilities and debt and equity offerings.  Working capital deficits occur primarily from the timing of operating cash receipts from customers, payment of cash distributions and the payment of normal operating expenses and capital expenditures.  Our Parent Partnership has historically made capital contributions, loans or otherwise provided liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so.  At September 30, 2005, our Parent Partnership had $139.5 million in available borrowing capacity under its revolving credit facility and agreed to cover any of our working capital needs, if required.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of the compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards are to be re-measured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) is effective for public companies as of the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005.  The Securities and Exchange Commission amended the implementation date of SFAS 123(R) to begin with the first interim or annual reporting period of the company’s first fiscal year beginning on or after June 15, 2005.  As such, we will adopt SFAS 123(R) in the first quarter of 2006.  Companies are permitted to adopt SFAS 123(R) prior to the extended date.  All public companies that adopted the fair-value-based method of accounting must use the modified prospective transition method and may elect to use the modified retrospective transition method.  We do not believe that the adoption of SFAS 123(R) will have a material effect on our financial position, results of operations or cash flows.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”).  FIN 47 clarifies that the term, conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity.  Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset.  SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of reporting periods ending after December 15, 2005, and early adoption of FIN 47 is encouraged.  We will adopt FIN 47 in the fourth quarter of 2005.  We do not believe that the adoption of FIN 47 will have a material effect on our financial position, results of operations or cash flows.

In June 2005, the EITF reached consensus in EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, to provide guidance on how general partners in a limited partnership should determine whether they control a limited partnership and therefore should consolidate it.  The EITF agreed that the presumption of general partner control would be overcome only when the limited partners have either of two types of rights. The first type, referred to as kick-out rights, is the right to dissolve or liquidate the partnership or otherwise remove the general partner without cause.  The second type, referred to as participating rights, is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of FASB ratification (June 29, 2005).  For existing limited partnerships that have not been modified, the guidance in EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  We are currently evaluating what impact EITF 04-5 will have on our financial statements, but at this time we do not believe that the adoption of EITF 04-5 will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29.   SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Exchanges, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

We adopted SFAS 153 during the second quarter of 2005.  The adoption of SFAS 153 did not have a material effect on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS 154 establishes new standards on accounting for changes in accounting principles.  All such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so.  SFAS 154 completely replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Periods.  However, it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors.  SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after June 1, 2005. The application of SFAS 154 does not affect the transition provisions of any existing pronouncements, including those that are in the transition phase as of the effective date of SFAS 154.  We do not believe that the adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

In September 2005, the EITF reached consensus in EITF 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, to define when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction subject to APB Opinion No. 29, Accounting for Nonmonetary Transactions.  Two or more inventory transactions with the same party should be combined if they are entered into in contemplation of one another.  The consensus also requires entities to account for exchanges of inventory in the same line of business at fair value or recorded amounts based on inventory classification.  The guidance in EITF 04-13 is effective for new inventory arrangements entered into in reporting periods beginning after March 15, 2006.  We are currently evaluating what impact EITF 04-13 will have on our financial statements, but at this time we do not believe that the adoption of EITF 04-13 will have a material effect on our financial position, results of operations or cash flows.

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

The following table reflects the components of intangible assets being amortized, included in other assets on the consolidated balance sheets at September 30, 2005, and December 31, 2004 (in thousands):

	September 30, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets being amortized:
Transportation agreements	$1,328	$(310)	$1,328	$(260)

At September 30, 2005, we had $33.4 million of excess investment in our equity investment in Centennial Pipeline LLC, which was created upon its formation.  The excess investment is included in our equity investments account at September 30, 2005.  This excess investment is accounted for as an intangible asset with an indefinite life.  We assess the intangible asset for impairment on an annual basis.

Amortization expense on intangible assets was $16,603 for each of the three-month periods ended September 30, 2005 and 2004, and $49,808 for each of the nine-month periods ended September 30, 2005 and 2004.

Amortization expense on intangible assets is estimated to be $0.1 million for each of the years ending December 31, 2005 through 2009.

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

In September 2005, our Todhunter facility, near Middletown, Ohio, experienced a propane release and fire at a dehydration unit within the storage facility.   The dehydration unit was destroyed due to the propane release and fire, and as a result, we wrote off the remaining book value of the asset of $0.8 million to depreciation and amortization expense during the third quarter of 2005.

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

NOTE 4.  INTEREST RATE SWAP

In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028.  We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the Senior Notes.  Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%.  During the nine months ended September 30, 2005 and 2004, we recognized reductions in interest expense of $4.6 million and $7.5 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarter ended September 30, 2005, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair value of this interest rate swap was a gain of approximately $1.3 million and $3.4 million at September 30, 2005, and December 31, 2004, respectively.

NOTE 5.  ACQUISITIONS

Refined Products Terminal and Truck Rack

On July 12, 2005, TEPPCO Terminals purchased a refined products terminal and two-bay truck loading rack in North Little Rock, Arkansas, for $6.8 million from Exxon Mobil Corporation.  The assets include three storage tanks and a two-bay truck loading rack.  We funded the purchase through borrowings under our Parent Partnership’s revolving credit facility.  We allocated the purchase price to property, plant and equipment and inventory, and we accounted for the acquisition of these assets under the purchase method of accounting.  The terminal serves the central Arkansas refined products market and complements our existing infrastructure in North Little Rock, Arkansas.

Genco Assets

On July 15, 2005, TEPPCO Interests acquired from Texas Genco LLC (“Genco”) all of its interests in certain companies that own a 90-mile pipeline system and 5.5 million barrels of storage capacity for $62.1 million.  We funded the purchase through borrowings under our Parent Partnership’s revolving credit facility.  We allocated the purchase price to property, plant and equipment, and we accounted for the acquisition of these assets under the purchase method of accounting.  This acquisition was made as part of an expansion of our refined products origin capabilities in the Houston, Texas, and Texas City, Texas areas.  The assets of the purchased companies will be integrated into our origin infrastructure in Texas City and Baytown, Texas.  The integration and other system enhancements should be in service by the fourth quarter of 2006, at an estimated cost of $45.0 million.  The strategic location of these assets, with refined products interconnections to major exchange terminals in the Houston area, will provide significant long-term value to our customers and the Texas Gulf Coast refining and logistics system.

NOTE 6.  INVENTORIES

Inventories are valued at the lower of cost (based on weighted average cost method) or market.  The costs of inventories did not exceed market values at September 30, 2005, and December 31, 2004. The major components of inventories were as follows (in thousands):

	September 30,	December 31,
	2005	2004
Refined products	$7,335	$5,665
LPGs	2,511	—
Materials and supplies	4,949	4,428
Total	$14,795	$10,093

NOTE 7.  EQUITY INVESTMENTS

We own a 50% ownership interest in Centennial Pipeline Company LLC (“Centennial”), and Marathon Petroleum Company LLC (“Marathon”) owns the remaining 50% interest. Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois.  During the nine months ended September 30, 2005, we have not invested any additional funds in Centennial.  During the nine months ended September 30, 2004, we invested an additional $1.5 million in Centennial, which is included in the equity investment balance at September 30, 2005.  We have not received any distributions from Centennial since its formation.

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

For the year ended December 31, 2005, we will receive the first $1.7 million per quarter (or $6.78 million on an annual basis) of MB Storage’s income before depreciation expense, as defined in the operating agreement.  For the year ended December 31, 2004, we received the first $1.8 million per quarter (or $7.15 million on an annual basis) of MB Storage’s income before depreciation expense.  Our share of MB Storage’s earnings is adjusted annually by the partners of MB Storage.  Any amount of MB Storage’s annual income before depreciation expense in excess of $6.78 million for 2005 and $7.15 million for 2004 is allocated evenly between us and Louis Dreyfus.  Depreciation expense on assets each party originally contributed to MB Storage is allocated between us and Louis Dreyfus based on the net book value of the assets contributed.  Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation is allocated evenly between us and Louis Dreyfus. For the nine months ended September 30, 2005 and 2004, our sharing ratio in the earnings of MB Storage was approximately 64.3% and 72.3%, respectively.  During the nine months ended September 30, 2005, we received distributions of $10.7 million from MB Storage and contributed $4.0 million to MB Storage, which includes a combination of non-cash asset transfers of $1.4 million and cash contributions of $2.6 million.  During the nine months ended September 30, 2004, we received distributions of $8.5 million from MB Storage and contributed $20.2 million to MB Storage, of which $16.5 million was used to acquire storage assets in April 2004.

We use the equity method of accounting to account for our investments in Centennial and MB Storage.  Summarized combined financial information for Centennial and MB Storage for the nine months ended September 30, 2005 and 2004, is presented below (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Revenues	$54,863	$44,210
Net income (loss)	6,091	(23)

Summarized combined balance sheet data for Centennial and MB Storage as of September 30, 2005, and December 31, 2004, is presented below (in thousands):

	September 30,	December 31,
	2005	2004
Current assets	$46,836	$39,228
Noncurrent assets	371,413	377,924
Current liabilities	44,275	36,015
Long-term debt	140,000	140,000
Noncurrent liabilities	18,863	20,383
Partners’ capital	215,111	220,754

NOTE 8.  DEBT

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

The Senior Notes do not have sinking fund requirements.  Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year.  The Senior Notes are unsecured obligations and rank pari passu with all other unsecured and unsubordinated indebtedness.  The indenture governing the Senior Notes contains covenants including but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indenture does not limit our ability to incur additional indebtedness.  As of September 30, 2005, we were in compliance with the covenants of the Senior Notes.

We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above.  At September 30, 2005, and December 31, 2004, the Senior Notes include the fair value of our interest rate swap of $1.3 million and $3.4 million, respectively (see Note 4. Interest Rate Swap).

The following table summarizes the estimated fair values of the Senior Notes as of September 30, 2005, and December 31, 2004 (in millions):

		Fair Value
	Face Value	September 30, 2005	December 31, 2004
6.45% Senior Notes, due January 2008	$180.0	$185.0	$187.1
7.51% Senior Notes, due January 2028	210.0	223.9	225.6

Other Long Term Debt and Credit Facilities

We currently utilize debt financing available from our Parent Partnership through intercompany notes. The terms of the intercompany notes generally match the principal and interest payment dates under the Parent Partnership’s credit agreement and senior notes.  The interest rates charged by the Parent Partnership include the stated interest rate of the Parent Partnership, plus a premium to cover debt issuance costs.  The interest rate is also decreased or increased to cover gains and losses, respectively, on any interest rate swaps that the Parent Partnership may have in place on its credit agreement and senior notes.  The Parent Partnership’s senior notes and revolving credit facility are described below.

On February 20, 2002, our Parent Partnership issued $500.0 million principal amount of 7.625% Senior Notes due 2012.  The 7.625% Senior Notes were issued at a discount of $2.2 million and are being accreted to their face value over the term of the notes.  The 7.625% Senior Notes may be redeemed at any time at our Parent Partnership’s option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points.  The indenture governing the 7.625% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indenture does not limit our Parent Partnership’s ability to incur additional indebtedness.

On January 30, 2003, our Parent Partnership issued $200.0 million principal amount of 6.125% Senior Notes due 2013.  The 6.125% Senior Notes were issued at a discount of $1.4 million and are being accreted to their face value over the term of the notes.   The 6.125% Senior Notes may be redeemed at any time at our Parent Partnership’s option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points.  The indenture governing the 6.125% Senior Notes contains covenants including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indenture does not limit the Parent Partnership’s ability to incur additional indebtedness.

On June 27, 2003, our Parent Partnership entered into a $550.0 million unsecured revolving credit facility with a three-year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”).  The interest rate is based, at our Parent Partnership’ option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings.  The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios.  Restrictive covenants in the Revolving Credit Facility limit the Parent Partnership’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, make distributions in excess of Available Cash (see Note 9. Quarterly Distributions of Available Cash) complete mergers, acquisitions and sales of assets.  On October 21, 2004, our Parent Partnership amended the Revolving Credit Facility to (i) increase the facility size to $600.0 million, (ii) extend the term to October 21, 2009, (iii) remove certain restrictive covenants, (iv) increase the available amount for the issuance of letters of credit up to $100.0 million and (v) decrease the LIBOR rate spread charged at the time of each borrowing.  On February 23, 2005, our Parent Partnership again amended its Revolving Credit Facility to remove the requirement that DEFS must at all times own, directly or indirectly, 100% of the Company, to allow for its acquisition by DFI (see Note 1. Organization and Basis of Presentation).  During the second quarter of 2005, the Parent Partnership used a portion of the proceeds from an equity offering in May 2005 to repay a portion of the Revolving Credit Facility.  At September 30, 2005, $460.5 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 4.6%.  At September 30, 2005, our Parent Partnership was in compliance with the covenants of this credit agreement.

At September 30, 2005, and December 31, 2004, we had intercompany notes payable to our Parent Partnership of $188.9 million and $301.7 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at September 30, 2005, was 5.7%.  At September 30, 2005, accrued interest includes $1.2 million due to our Parent Partnership.  For the nine months ended September 30, 2005 and 2004, interest costs incurred on the note payable to our Parent Partnership totaled $7.6 million and $9.2 million, respectively.

NOTE 9.  QUARTERLY DISTRIBUTONS OF AVAILABLE CASH

We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion.  We pay distributions of 99.999% to the Parent Partnership and 0.001% to the General Partner.

During the nine months ended September 30, 2005 and 2004, we paid cash distributions to our Parent Partnership totaling $91.9 million and $88.3 million, respectively.  On November 7, 2005, we will pay a cash distribution to our Parent Partnership of $20.1 million for the quarter ended September 30, 2005.

NOTE 10.  EMPLOYEE BENEFIT PLANS

Retirement Plans

The Parent Partnership has adopted the TEPPCO Retirement Cash Balance Plan (“TEPPCO RCBP”), which is a non-contributory, trustee-administered pension plan.  In addition, the TEPPCO Supplemental Benefit Plan (“TEPPCO SBP”) is a non-contributory, nonqualified, defined benefit retirement plan, in which certain executive officers participate.  The TEPPCO SBP was established to restore benefit reductions caused by the maximum benefit limitations that apply to qualified plans.  The benefit formula for all eligible employees is a cash balance formula.  Under a cash balance formula, a plan participant accumulates a retirement benefit based upon pay credits and current interest credits.  The pay credits are based on a participant’s salary, age and service.  The Parent Partnership uses a December 31 measurement date for these plans.

On May 27, 2005, the TEPPCO RCBP and the TEPPCO SBP were amended.  Effective May 31, 2005, participation in the TEPPCO RCBP was frozen, and no new participants were eligible to be covered by the plan after that date.  Effective December 31, 2005, all plan benefits accrued will be frozen, participants will not receive additional pay credits after that date, and all plan participants will be 100% vested regardless of their years of service.  The TEPPCO RCBP plan will be terminated effective December 31, 2005, and plan participants will have the option to receive their benefits either through a lump sum payment in 2006 or through an annuity.  For those plan participants who elect to receive an annuity, our Parent Partnership will purchase an annuity contract from an insurance company in which the plan participant will own the annuity, absolving our Parent Partnership of any future obligation to the participant.  Participants in the TEPPCO SBP will receive pay credits through November 30, 2005, and will receive lump sum benefit payments in December 2005.  Both the RCBP and SBP benefit payments are discussed below.

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

The components of net pension benefits costs allocated to us for the TEPPCO RCBP and the TEPPCO SBP for the three and nine months ended September 30, 2005 and 2004, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost benefit earned during the period	$735	$635	$2,082	$1,905
Interest cost on projected benefit obligation	157	120	472	360
Expected return on plan assets	(53)	(157)	(414)	(471)
Amortization of prior service cost	1	2	4	6
Recognized net actuarial loss	24	3	61	9
SFAS 88 curtailment chargee	—	—	39	—
Net pension benefits costs	$864	$603	$2,244	$1,809

Other Postretirement Benefits

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

In May 2005, benefits provided to employees under the TEPPCO OPB were changed.  Employees eligible for these benefits will receive them through December 31, 2005, however, effective December 31, 2005, these benefits will be terminated.  In June 2005, as a result of this change in benefits and in accordance with SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, the Parent Partnership recorded a curtailment credit of approximately $2.6 million in its accumulated postretirement obligation, partially offset by a curtailment charge of approximately $1.0 million related to the accelerated recognition of the unrecognized prior service costs.  The net effect of these curtailment adjustments was to reduce the Parent Partnership’s accumulated postretirement obligation to the total of the expected remaining 2005 payments under the TEPPCO OPB. The current employees participating in this plan were transferred to DEFS, who will continue to provide postretirement benefits to these retirees.  Our Parent Partnership recorded a one-time settlement to DEFS in the third quarter of 2005 of $0.4 million for the remaining postretirement benefits.  A portion of these charges was allocated to us.

The components of net postretirement benefits cost allocated to us for the TEPPCO OPB for the three months and nine months ended September  30, 2005 and 2004, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost benefit earned during the period	$—	$29	$49	$87
Interest cost on accumulated postretirement benefit obligation	—	33	57	99
Amortization of prior service cost	—	28	47	84
Recognized net actuarial loss	—	—	3	—
SFAS 106 curtailment credit	—	—	(1,318)	—
Net postretirement benefits costs	$—	$90	$(1,162)	$270

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

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Litigation

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

Regulatory Matters

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

On March 26, 2004, an initial decision in ARCO Products Co., et al. v. SFPP, Docket OR96-2-000, was issued by the FERC, which made several significant determinations with respect to finding “changed circumstances” under the Energy Policy Act of 1992 (“EP Act”).  The decision largely clarifies, but does not fully quantify, the standard required for a complainant to demonstrate that an oil pipeline’s rates are no longer subject to the rate protection of the EP Act by demonstrating that a substantial change in circumstances has occurred since 1992 with respect to the basis of the rates being challenged.  In the decision, the FERC found that a limited number of rate elements will significantly affect the economic basis for a pipeline company’s rates.  The elements identified in the decision are volume changes, allowed total return and total cost-of-service (including major cost elements  such as rate base, tax rates and tax allowances, among others).  The FERC did reject, however, the use of changes in tax rates and income tax allowances as standalone factors.  Judicial review of that decision, which has been sought by a number of parties to the case, is currently pending before the U.S. Court of Appeals for the District of Columbia Circuit.

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

In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana facility.  In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination.    Effective March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility.  This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility.  At September 30, 2005, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility.  We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

On March 17, 2003, we experienced a release of 511 barrels of jet fuel from a storage tank at our Blue Island terminal located in Cook County, Illinois.  As a result of the release, we have entered into an Agreed Order with the State of Illinois, which required us to conduct an environmental investigation.  At this time, we have complied with the terms of the Agreed Order, and the results of the environmental investigation indicated there were no soil or groundwater impacts from the release.  On August 30, 2005, a final settlement was reached with the State of Illinois.  The settlement included the payment of a civil penalty of $0.1 million and the requirement that we make certain modifications to the equipment of the facility, none of which are expected to have a material adverse effect on our financial position, results of operations or cash flows.

On July 27, 2004, we received notice from the United States Department of Justice (“DOJ”) of its intent to seek a civil penalty against us related to our November 21, 2001, release of approximately 2,575 barrels of jet fuel from our 14-inch diameter pipeline located in Orange County, Texas.  The DOJ, at the request of the Environmental Protection Agency, is seeking a civil penalty against us for alleged violations of the Clean Water Act (“CWA”) arising out of this release.  We are in discussions with the DOJ regarding this matter and have responded to its request for additional information.  The maximum statutory penalty proposed by the DOJ for this alleged violation of the CWA is $2.1 million.  We do not expect any civil penalty to have a material adverse effect on our financial position, results of operations or cash flows.

At September 30, 2005, we have an accrued liability of $1.5 million related to various sites requiring environmental remediation activities.  We do not expect that the completion of remediation programs associated with our activities will have a future material adverse effect on our financial position, results of operations or cash flows.

Other

Centennial entered into credit facilities totaling $150.0 million, and as of September 30, 2005, $150.0 million was outstanding under those credit facilities.  We and Marathon have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance under a long-term credit agreement, which expires in 2024, and a short-term credit agreement, which expires in 2007.  The guarantees arose in order for Centennial to obtain adequate financing, and the proceeds of the credit agreements were used to fund construction and conversion costs of its pipeline system.  Prior to the expiration of the long-term credit agreement, we could be relinquished from responsibility under the guarantee should Centennial meet certain financial tests.  If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for us and Marathon is $75.0 million each at September 30, 2005.

We have entered into a limited cash call agreement with Marathon and Centennial, which allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of a third-party liability arising from a catastrophic event.  There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum of $50.0 million each.  As a result of the catastrophic event guarantee, we have recorded a $4.7 million obligation, which represents the present value of the estimated amount that we would have to pay under the guarantee.  In the event that a catastrophic event occurred and we were required to contribute cash to Centennial,  contributions exceeding our deductible may be covered by our insurance.

On February 24, 2005, the Company was acquired from DEFS by DFI.  The Company owns a 2% general partner interest in us and is the general partner of the Partnership.  On March 11, 2005, the Bureau of Competition of the Federal Trade Commission (“FTC”) delivered written notice to DFI’s legal advisor that it was conducting a non-public investigation to determine whether DFI’s acquisition of the Company may substantially lessen competition.  The FTC has contacted the Company requesting data.  The Company intends to cooperate fully with any such investigations and inquiries requested by the FTC or any other regulatory authorities.

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

Forward-Looking Statements

The matters discussed in this Report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical facts are forward-looking statements.  The words “proposed”, “anticipates”, “potential”, “may”, “will”, “could”, “should”, “expect”, “estimate”, “believe”, “intend” and similar expressions are intended to identify forward-looking statements.  Without limiting the broader description of forward-looking statements above, we specifically note that statements included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  While we believe our expectations reflected in these forward-looking statements are reasonable, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline companies, changes in laws or regulations and other factors, many of which are beyond our control.  For example, the demand for refined products is dependent upon the price, prevailing economic conditions and demographic changes in the markets served, trucking and railroad freight, agricultural usage and military usage; the demand for propane is sensitive to the weather and prevailing economic conditions; and the demand for petrochemicals is dependent upon prices for products produced from petrochemicals. We are also subject to regulatory factors such as the amounts we are allowed to charge our customers for the services we provide on our regulated pipeline systems.  Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations.  For additional discussion of such risks and uncertainties, see our Annual Report on Form 10-K for the year ended December 31, 2004, and other filings we have made with the Securities and Exchange Commission (“SEC”).

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

Management Overview of the Three Months and Nine Months Ended September 30, 2005

We reported net income of $7.4 million for the three months ended September 30, 2005, compared with net income of $4.7 million for the three months ended September 30, 2004, and net income of $37.4 million for the nine months ended September 30, 2005, compared with net income of $28.8 million for the nine months ended September 30, 2004.

Our operating income for the three months ended September 30, 2005, increased compared with the prior year period primarily due to lower depreciation expense attributable to a $4.4 million asset impairment charge in the 2004 period (see Note 3.  Property, Plant and Equipment), a $4.0 million decrease in pipeline integrity costs, increased margins on product inventory sales and decreased product measurement losses.  These increases to operating income were partially offset by the recognition in the 2004 period of $4.1 million of deferred revenue related to the expiration of two customer transportation agreements, $1.3 million of regulatory penalties for past incidents, the impacts of Hurricanes Katrina and Rita in the third quarter of 2005 which reduced revenues by an estimated $1.5 million, the impact of a propane release and fire at an LPG storage facility in Ohio, which reduced revenues by an estimated $0.3 million, increased pipeline operating expense, higher property taxes, higher depreciation expense primarily due to asset acquisitions and the retirement of assets in the current period, increased environmental remediation and assessment costs and transition expenses related to the change in control of the Company.

For the nine months ended September 30, 2005, operating income increased compared with the prior year period primarily due to a $9.7 million decrease in pipeline integrity costs, lower depreciation expense attributable to an asset impairment charge in the 2004 period, increased refined products and LPG transportation revenues and volumes and decreased product measurement losses.  We anticipate that our pipeline integrity expenses for 2005 will be approximately $15.1 million lower than our 2004 expenses primarily due to the completion of pipeline inspections and repairs under our integrity management program.  These increases to operating income were partially offset by the recognition of $4.1 million of deferred revenue in the 2004 period, $1.8 million of regulatory penalties for past incidents, the impact of the hurricanes in the third quarter of 2005 and the propane release and fire at a storage facility in Ohio, increased pipeline operating expenses, higher property taxes, higher depreciation expense primarily due to asset acquisitions and the retirement of assets in the current period, transition expenses related to the change in control of the Company and increased environmental remediation and assessment costs.

We focus on the safe, reliable and efficient operation of the pipelines and facilities that we own or operate while meeting increased regulations that govern the operation of our assets and the costs associated with such regulations.  We are also focused on our continued growth through expansion of the assets that we own and through acquisition of assets that complement our current operations.  We believe that our current strategy and focus will provide continued growth in earnings and cash distributions.  These opportunities include continued growth, resulting from our recent capacity expansion and grass roots facility investments and growing demand for Gulf Coast sourced products.

On July 12, 2005, TEPPCO Terminals purchased a refined products terminal and two-bay truck loading rack in North Little Rock, Arkansas, for $6.8 million from Exxon Mobil Corporation.  The assets include three storage tanks and a two-bay truck loading rack.  The terminal serves the central Arkansas refined products market and complements our existing infrastructure in North Little Rock, Arkansas.

On July 15, 2005, TEPPCO Interests acquired from Texas Genco LLC (“Genco”) all of its interests in certain companies that own a 90-mile pipeline system and 5.5 million barrels of storage capacity for $62.1 million.  This acquisition was made as part of an expansion of our refined products origin capabilities in the Houston, Texas, and Texas City, Texas areas.  The assets of the purchased companies will be integrated into our origin infrastructure in Texas City and Baytown, Texas.  The integration and other system enhancements should be in service by the fourth quarter of 2006, at an estimated cost of $45.0 million.  The strategic location of these assets, with refined products interconnections to major exchange terminals in the Houston area, will provide significant long-term value to our customers and the Texas Gulf Coast refining and logistics system.

Consistent with our business strategy, we continuously evaluate possible acquisitions of assets that would complement our current operations, including assets which, if acquired, would have a material effect on our financial position, results of operations or cash flows.

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

On May 18, 2005, we formed TEPPCO Terminals, L.P. (“TEPPCO Terminals”), a Delaware limited partnership, and we own a 99.999% interest in TEPPCO Terminals as the sole limited partner.  TEPPCO GP serves as the general partner and holds a 0.001% general partner interest in TEPPCO Terminals.  On July 12, 2005, TEPPCO Terminals purchased a refined products terminal two-bay and truck loading rack in North Little Rock, Arkansas, for $6.8 million from Exxon Mobil Corporation (see Note 5.  Acquisitions).

On May 9, 2005, we formed TEPPCO Interests, LLC (“TEPPCO Interests”), a Delaware limited liability company, of which we own 100% of the member interests.  On July 15, 2005, TEPPCO Interests acquired from Texas Genco LLC 100% of its member interests in TG Pipeline GP, LLC, a Delaware limited liability company, which is the owner of 100% of the general partner interests in  TG Pipeline, L.P. (“Pipeline LP”), a Texas limited partnership, and 100% of the membership interests in TG Pipeline LP, LLC, a Delaware limited liability company, which is the owner of 100% of the limited partner interests in Pipeline LP (see Note 5.  Acquisitions).

We operate and report in one business segment:  transportation and storage of refined products, liquefied petroleum gases (“LPGs”) and petrochemicals.  Revenues are earned from transportation and storage of refined products and LPGs, intrastate transportation of petrochemicals, sales of product inventory and other ancillary services.  Our two largest operating expense items are labor and electric power.  We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal.  Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating.  Our results also include our equity investments in Centennial Pipeline Company, LLC (“Centennial”) and Mont Belvieu Storage Partners, L.P. (“MB Storage”) (see Note 7. Equity Investments).

We are one of three operating subsidiaries of our Parent Partnership.  Our Parent Partnership is managed by its general partner, the Company.  Approximately 1,200 employees of EPCO are dedicated to the operations and management of our Parent Partnership’s operating subsidiaries. Our Parent Partnership allocates operating, general and administrative expenses to us for legal, insurance, financial, communication and other administrative services based upon the estimated level of effort devoted to our various operations.  We believe that the methods for allocating corporate operating, general and administrative expenses to us are reasonable.

Results of Operations

The following table presents volumes delivered in barrels and average tariff per barrel for the three months and nine months ended September 30, 2005 and 2004 (in thousands, except tariff information):

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Volumes Delivered:
Refined products	43,067	41,726	3%	123,759	116,184	7%
LPGs	8,646	9,107	(5%)	31,303	31,109	1%
Total	51,713	50,833	2%	155,062	147,293	5%

Average Tariff per Barrel:
Refined products (1)	$0.89	$1.04	(14)%	$0.90	$0.98	(8)%
LPGs	1.91	1.76	9%	2.02	1.88	7%
Average system tariff per barrel	$1.06	$1.17	(9)%	$1.12	$1.17	(4)%

(1)          The 2004 periods include $4.1 million of deferred revenue related to the expiration of two customer transportation agreements.

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Revenues from refined products transportation decreased $5.1 million for the three months ended September 30, 2005, compared with the three months ended September 30, 2004, primarily due to the recognition in the 2004 period of $4.1 million of deferred revenue related to the expiration of two customer transportation agreements.  The $4.1 million of deferred revenue increased the refined products average tariff for the third quarter of 2004 by $0.10 per barrel, or 11%.  Excluding the effect of the deferred revenue recognized in the 2004 period, the refined products average tariff per barrel decreased 5% from the prior year period primarily due to the impact of greater growth in the volume of products delivered under a Centennial tariff compared with the growth in deliveries under a our tariff, which resulted in an increased proportion of lower tariff barrels transported on our system.  Prior to the construction of Centennial, deliveries on our pipeline system were limited by our pipeline capacity, and transportation services for our customers were allocated in accordance with a proration policy.  With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs, Illinois.  In February 2003, we entered into a lease agreement with Centennial that increased our flexibility to deliver refined products to our market areas.  Centennial has provided our system with additional pipeline capacity for movement of products originating in the U.S. Gulf Coast area.  The overall increase in refined products volumes was primarily due to increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets.

Revenues from LPGs transportation increased $0.4 million for the three months ended September 30, 2005, compared with the three months ended September 30, 2004, due to higher deliveries of isobutane in the upper Midwest market areas, partially offset by lower deliveries of propane.   The LPGs average rate per barrel increased from the prior period primarily as a result of decreased short-haul deliveries during the three months ended September 30, 2005, and an increase in tariff rates which went into effect in July 2005.  Our propane revenues also decreased due to a propane release and fire at a dehydration unit in September 2005 at our Todhunter storage facility, near Middletown, Ohio.  As a result of the propane release and fire, our LPG storage facilities at Todhunter were shut down for approximately three weeks.  We estimate that the reduction to propane revenues for this occurrence was approximately $0.3 million for the third quarter of 2005.  The propane release and fire will also reduce fourth quarter 2005 propane revenues, by an estimated which we estimate to be approximately $0.3 million.

Revenues from refined products and LPGs for the current period were also impacted by Hurricane Katrina and Hurricane Rita, which affected the U.S. Gulf Coast in August and September 2005, respectively.  Hurricane Katrina disrupted refineries and other pipeline systems in the central U.S. Gulf Coast, which provided us with additional deliveries at Shreveport and Arcadia, Louisiana, as shippers used alternative sources to supply product to areas where normal distribution patterns were disrupted.  Hurricane Katrina also resulted in higher prices of refined products and LPGs, which had a negative impact on the current demand for the products.

Hurricane Rita disrupted production at western U.S. Gulf Coast refineries, many of which directly supply us with product.  Hurricane Rita also disrupted power to our Beaumont terminal, which resulted in the mainline being shut down for four days and Centennial being shut down for ten days.  Our mainline system was reopened, but has been operating at reduced rates as a result of Hurricane Rita.  At September 30, 2005, our 230,000 barrel per day capacity, 20-inch diameter mainline system, which primarily delivers LPGs and gasoline from the Texas Gulf Coast to the Midwest, was pumping from MB Storage’s facility at approximately 60% of normal operating capacity.  Our 110,000 barrel per day capacity, 14-inch and 16-inch diameter pipelines, which primarily deliver distillates and gasoline from the Texas Gulf Coast to the Midwest, were pumping at approximately 75% of normal operating capacity from our Baytown, Texas, terminal.  We installed generators at our Beaumont, Texas, facility, which enabled receipt and delivery of refined products out of tankage at the terminal.  Commercial power was restored to the Beaumont terminal and the Newton, Texas, pump station in mid-October and full operations were resumed.  Centennial resumed operating at its normal capacity on October 1, 2005.  For the quarter ended September 30, 2005, we estimate that the hurricanes reduced refined products and propane revenues by approximately $1.2 million and $0.3 million, respectively.  The impact to operating expenses for the period was less than $0.1 million through September 30, 2005.  We expect the impact of Hurricane Rita to reduce our fourth quarter 2005 revenues as well, resulting in estimated losses in that period of approximately $4.0 million of refined products revenues and $0.5 million of LPG revenues. The estimated impact to operating expenses for the fourth quarter of 2005 is an increase of approximately $1.2 million.

Other operating revenues increased $2.2 million for the three months ended September 30, 2005, compared with the three months ended September 30, 2004, primarily due to increased margins on product inventory sales and higher refined products additive and tender deduction revenue.

Costs and expenses decreased $4.5 million for the three months ended September 30, 2005, compared with the three months ended September 30, 2004, due to decreased operating, general and administrative expenses, decreased depreciation and amortization expense and decreased operating fuel and power, partially offset by increased taxes — other than income taxes and lower gains on the sales of assets in the 2005 period.  Operating, general and administrative expenses decreased $2.7 million primarily due to a $4.0 million decrease in pipeline inspection and repair costs associated with our integrity management program, a $0.6 million decrease in product losses, a $0.6 million decrease in labor and benefits expenses related to the vesting of certain of our Parent Partnership’s compensation plans in the first quarter of 2005 as a result of changes in control of the Company, a $0.6 million decrease in rental expense from the Centennial pipeline capacity lease agreement and a $0.5 million decrease in rental expense on a lease agreement with a third-party pipeline.

These decreases to costs and expenses were partially offset by a $1.3 million increase attributable to regulatory penalties for past incidents, a $0.7 million increase in pipeline operating and maintenance expenses, a $0.4 million increase in labor and benefits expense related to retirement plan settlements with DEFS, a $0.4 million increase related to transition costs due to the changes in control of the Company, a $0.4 million increase in environmental assessment and remediation expenses and an increase in insurance expense.  Depreciation expense increased $2.7 million primarily due to a $0.8 million write-off of assets related to a propane release and fire at a storage facility in Ohio and assets retired to depreciation expense during the quarter, partially offset by a $4.4 million non-cash impairment charge in the third quarter of 2004 (see Note 3.  Property, Plant and Equipment).  Operating fuel and power decreased $0.3 million primarily due to adjustments to power accruals, partially offset by increased mainline throughput.  Taxes — other than income taxes increased $1.0 million primarily due to increases in property tax accruals and a higher asset base in the 2005 period.  During the three months ended September 30, 2004, we recognized net gains of $0.5 million from the sales of various assets.

Interest expense increased $0.6 million for the three months ended September 30, 2005, compared with the three months ended September 30, 2004, primarily due to higher short-term floating interest rates under the note payable with our Parent Partnership.  Interest capitalized increased $0.3 million for the three months ended September 30, 2005, compared with the three months ended September 30, 2004, as a result of increased balances of construction work-in-progress.

Net earnings from equity investments increased for the three months ended September 30, 2005, compared with the three months ended September 30, 2004, as shown below (in thousands):

	Three Months Ended
	September 30,
	2005	2004	Increase
Centennial	$(1,216)	$(1,839)	$623
MB Storage	1,728	1,530	198
Other	12	(13)	25
Total equity earnings (losses)	$524	$(322)	$846

Equity losses in Centennial decreased $0.6 million for the three months ended September 30, 2005, compared with the three months ended September 30, 2004, primarily due to higher transportation revenues, decreased operating expenses and lower product measurement losses during the 2005 period.  Equity earnings in MB Storage increased $0.2 million for the three months ended September 30, 2005, compared with the three months ended September 30, 2004, primarily due to increased tender deduction and lease line revenues on the MB Storage system.  As a result of Hurricane Rita, MB Storage’s revenues were reduced by approximately $0.2 million during the three months ended September 30, 2005.  We expect the impact of Hurricane Rita to reduce MB Storage’s fourth quarter 2005 revenues by an estimated $0.1 million and increase operating expenses by approximately $0.4 million.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Revenues from refined products transportation decreased $2.3 million for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, primarily due to the recognition of $4.1 million of deferred revenue in the 2004 period related to the expiration of two customer transportation agreements, and the effects of Hurricanes Katrina and Rita in August and September 2005 as discussed above, partially offset by an overall increase in the refined products volumes delivered.  This increase was primarily due to deliveries of products moved on Centennial.  Volume increases were due to increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets. The refined products average rate per barrel decreased from the prior year period primarily due to the impact of greater growth in the volume of products delivered under a Centennial tariff compared with the growth in deliveries under our tariff, which resulted in an increased proportion of lower tariff barrels transported on our system.

Revenues from LPGs transportation increased $4.7 million for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, due to higher deliveries of propane in the upper Midwest and Northeast market areas primarily resulting from cold weather in March 2005.  Prior year LPG transportation revenues were negatively impacted by a price spike in the Mont Belvieu propane price in late February 2004, which resulted in our sourced propane being less competitive than propane from other source points.  Our propane revenues were also affected by Hurricane Rita and a propane release and fire at a storage facility in September 2005 as discussed above.

Other operating revenues decreased $0.2 million for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, primarily due to lower propane inventory fees in the 2005 period, partially offset by higher refined products tender deduction and loading revenues and increased margins on product inventory sales.

Costs and expenses decreased $6.2 million for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, due to decreased operating, general and administrative expenses and decreased depreciation and amortization expense, partially offset by increased taxes — other than income taxes and lower gains on the sales of assets in the 2005 period.  Operating, general and administrative expenses decreased $5.8 million primarily due to a $9.7 million decrease in pipeline inspection and repair costs associated with our integrity management program, a $2.0 million decrease in postretirement benefit accruals related to plan amendments (see Note 10. Employee Benefit Plans), a $1.1 million decrease in consulting services primarily related to acquisition related activities in the 2004 period and a $0.7 million decrease in product losses.

These decreases to costs and expenses were partially offset by a $1.8 million increase in labor and benefits expenses associated with vesting provisions in certain of our Parent Partnership’s compensation plans as a result of changes in control of the Company resulting in higher incentive compensation expenses compared to the prior year period, a $1.8 million increase attributable to regulatory penalties for past incidents, a $1.4 million increase in pipeline operating and maintenance expense, a $0.6 million increase related to transition costs due to the changes in control of the Company, a $0.4 million increase in environmental assessment and remediation expenses, a $0.4 million increase in labor and benefits expense related to retirement plan settlements with DEFS and an increase in insurance expense.  Depreciation expense decreased $1.7 million primarily due to a $4.4 million non-cash impairment charge in the third quarter of 2004, partially offset by a $0.8 million write-off of assets related to a propane release and fire at a storage facility in Ohio (see Note 3.  Property Plant, and Equipment), assets placed into service and assets retired to depreciation expense in the 2005 period.  Taxes — other than income taxes increased $1.0 million primarily due to asset acquisitions and a higher tax base in the 2005 period.  During the nine months ended September 30, 2004, we recognized net gains of $0.5 million from the sales of various assets.

Interest expense increased $2.5 million for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, primarily due to higher short-term floating interest rates under the note payable with our Parent Partnership.  Interest capitalized increased $0.1 million for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, as a result of increased balances of construction work-in-progress.

Net earnings from equity investments increased for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, as shown below (in thousands):

	Nine Months Ended
	September 30,		Increase
	2005	2004	(Decrease)
Centennial	$(5,184)	$(7,982)	$2,798
MB Storage	5,727	5,944	(217)
Other	31	(31)	62
Total equity earnings (losses)	$574	$(2,069)	$2,643

Equity losses in Centennial decreased $2.8 million for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, primarily due to higher transportation revenues and volumes and lower transmix related product replacement costs and product measurement losses during the 2005 period.  Equity earnings in MB Storage decreased $0.2 million for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, primarily due to increased depreciation and amortization expense and higher general and administrative expenses, partially offset by higher rental and storage revenues and volumes.  MB Storage’s revenues were also impacted by Hurricane Rita as discussed above.  In April 2004, MB Storage acquired storage and pipeline assets and contracts for approximately $35.0 million, of which we contributed $16.5 million.  Increases in storage revenue, shuttle revenue, rental revenue and depreciation and amortization expense for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, are primarily related to the acquired storage assets and contracts.

Financial Condition and Liquidity

Cash generated from operations and from our Parent Partnership’s credit facilities and debt and equity offerings are our primary sources of liquidity.  At September 30, 2005, and December 31, 2004, we had working capital deficits of $8.6 million and $61.9 million, respectively.  Cash generated from operations and from our Parent Partnership’s credit facilities and debt and equity offerings are our primary sources of liquidity.  Working capital deficits can occur primarily due to the timing of operating cash receipts from customers, payment of cash distributions and the payment of normal operating expenses and capital expenditures.  We are a wholly owned subsidiary of the Parent Partnership.  We expect that our Parent Partnership will make capital contributions, loans or otherwise provide liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so.  At September 30, 2005, our Parent Partnership had $139.5 million in available borrowing capacity under its revolving credit facility to cover any working capital needs, and expects that cash generated from operating activities, credit facilities and the sale of additional debt or equity offerings, if any, will provide necessary liquidity to us.  Cash flows for the nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Cash provided by (used in):
Operating activities	$19,650	$97,012
Investing activities	(109,870)	(74,308)
Financing activities	90,220	(22,892)

Operating Activities

Net cash from operating activities for the nine months ended September 30, 2005 and 2004, were comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Net income	$37,377	$28,811
Depreciation and amortization	28,653	30,392
Earnings (losses) in equity investments	(574)	2,069
Distributions from equity investments	10,688	8,525
Non-cash portion of interest expense	199	22
Gains on sales of assets	(131)	(587)
Cash provided by (used in) working capital and other	(56,562)	27,780
Net cash from operating activities	$19,650	$97,012

For a discussion of changes in net income, depreciation and amortization and equity earnings, see “—Results of Operations”.  Cash provided by operating activities decreased $77.4 million for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, primarily due to the timing of cash disbursements and cash receipts for working capital components partially offset by higher net income and distributions from MB Storage in the 2005 period.

Investing Activities

Cash flows used in investing activities totaled $109.9 million for the nine months ended September 30, 2005, and were comprised of $69.0 million for acquisitions, $38.4 million of capital expenditures and $2.5 of cash contributions of our ownership interest in MB Storage for capital expenditures.  Cash flows used in investing activities totaled $74.3 million for the nine months ended September 30, 2004, and were comprised of $51.2 million of capital expenditures, $1.5 million of cash contributions for our ownership interest in Centennial to cover operating needs and capital expenditures, $20.2 million of cash contributions for our ownership interest in MB Storage, of which $16.5 million was used to acquire storage assets and $2.0 million for the acquisition of assets, partially offset by $0.6 million in net cash proceeds from the sale of various assets.

Financing Activities

Cash flows provided by financing activities totaled $90.2 million for the nine months ended September 30, 2005, and were comprised of $294.8 million of contributions from our Parent Partnership, partially offset by $112.7 million of repayments on the note payable to our Parent Partnership, net of borrowings, and $91.9 million of distributions paid to our Parent Partnership.  The contributions received from the Parent Partnership during 2005 were primarily used to reduce the level of indebtedness owed to our Parent Partnership.  Cash flows used in financing activities totaled $22.9 million for the nine months ended September 30, 2004, and were comprised of $88.3 million of distributions paid to our Parent Partnership, partially offset by $65.4 million of borrowings under our notes payable to our Parent Partnership, net of repayments.

During the nine months ended September 30, 2005 and 2004, we paid cash distributions to our Parent Partnership totaling $91.9 million and $88.3 million, respectively.  On November 7, 2005, we will pay a cash distribution to our Parent Partnership of $20.1 million for the quarter ended September 30, 2005.

Universal Shelf

Our Parent Partnership has filed with the SEC a universal shelf registration statement that, subject to agreement on terms at the time of use and appropriate supplementation, allows it to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof. In May 2005, our Parent Partnership issued $279.2 million of equity securities.  At September 30, 2005, our Parent Partnership had $1.7 billion remaining under this shelf registration, subject to customary marketing terms and conditions.

Credit Facilities

We currently utilize debt financing available from our Parent Partnership through intercompany notes. The terms of the intercompany notes generally match the principal and interest payment dates under the Parent Partnership’s credit agreement and senior notes.  The interest rates charged by the Parent Partnership include the stated interest rate of the Parent Partnership, plus a premium to cover debt issuance costs.  The interest rate is also decreased or increased to cover gains and losses, respectively, on any interest rate swaps that the Parent Partnership may have in place on its credit agreement and senior notes.  The Parent Partnership’s revolving credit facility is described below.

Our Parent Partnership has in place an unsecured revolving credit facility for up to $600.0 million (“Revolving Credit Facility”), including the issuance of letters of credit of up to $100.0 million.  Interest is payable at an applicable margin above either the lender’s base rate or LIBOR.  At September 30, 2005, $460.5 million was outstanding under the facility, and our Parent Partnership had $139.5 million of availability.  Restrictive covenants in the credit agreement limit the Parent Partnership’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, and make certain distributions, and complete mergers, acquisitions and sales of assets.  In addition, the credit agreement requires our Parent Partnership to maintain certain financial ratios, which our Parent Partnership was in compliance with at September 30, 2005.

At September 30, 2005, and December 31, 2004, we had intercompany notes payable to our Parent Partnership of $188.9 million and $301.7 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at September 30, 2005, was 5.7%.  At September 30, 2005, accrued interest includes $1.2 million due to our Parent Partnership.  For the nine months ended September 30, 2005 and 2004, interest costs incurred on the note payable to our Parent Partnership totaled $7.6 million and $9.2 million, respectively.

We are contingently liable as guarantor for $500.0 million principal amount of 7.625% Senior Notes due 2012 issued in February 2002 and for $200.0 million principal amount of 6.125% Senior Notes due 2013 issued in January 2003 by our Parent Partnership.

Centennial entered into credit facilities totaling $150.0 million, and as of September 30, 2005, $150.0 million was outstanding under those credit facilities.  We and Marathon Petroleum Company LLC (“Marathon”) have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under a long-term credit agreement, which expires in 2024, and a short-term credit agreement, which expires in 2007.  The guarantees arose in order for Centennial to obtain adequate financing, and the proceeds of the credit agreements were used to fund construction and conversion costs of its pipeline system.  Prior to the expiration of the long-term credit agreement, we could be relinquished from responsibility under the guarantee should Centennial meet certain financial tests.  If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for us and Marathon is $75.0 million each at September 30, 2005.

2005 Capital Expenditures

We estimate that capital expenditures, excluding acquisitions, for 2005 will be approximately $52.2 million (including $2.5 million of capitalized interest). We expect to spend approximately $17.5 million for revenue generating projects and facility improvements.  We expect to spend approximately $17.0 million to sustain existing operations, including life-cycle replacements for equipment at various facilities and pipeline and tank replacements and $15.2 million for various system upgrade projects. During the remainder of 2005, we may be required to contribute cash to Centennial to cover capital expenditures, acquisitions or other operating needs and to MB Storage to cover significant capital expenditures or additional acquisitions.  We continually review and evaluate potential capital improvements and expansions that would be complementary to our present system.  These expenditures can vary greatly depending on the magnitude of our transactions.  We may finance capital expenditures through internally generated funds, debt or capital contributions from our Parent Partnership or any combination thereof.

Liquidity Outlook

We believe that we will continue to have adequate liquidity to fund future recurring operating and investing activities.  Our primary cash requirements consist of normal operating expenses, capital expenditures to sustain existing operations and revenue generating expenditures, interest payments on our Senior Notes, interest payments on intercompany notes payable to our Parent Partnership and distributions to our Parent Partnership.  Our cash requirements for the remainder of 2005 and 2006, such as operating expenses, capital expenditures to sustain existing operations and quarterly distributions to our Parent Partnership, are expected to be funded through operating cash flows.  Long-term cash requirements for expansion projects, acquisitions and repayment of intercompany notes are expected to be funded by several sources, including cash flows from operating activities, borrowings under our Parent Partnership’s credit facilities and possibly the issuance by our Parent Partnership of additional equity and debt securities.  The timing of any debt or offerings by our Parent Partnership will depend on various factors, including prevailing market conditions, interest rates and our Parent Partnership’s financial condition and credit rating at the time.

Off-Balance Sheet Arrangements

We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no off-balance sheet commitments for indebtedness other than the limited guaranty of the Centennial debt, the limited guaranty of Centennial catastrophic events, the Parent Partnership debt and leases covering assets utilized in several areas of our operations.

Contractual Obligations

The following table summarizes our debt repayment obligations and material contractual commitments as of September 30, 2005 (in millions):

	Amount of Commitment Expiration Per Period
		Less than 1			After 5
	Total	Year	1-3 Years	3-5 Years	Years
Note payable, Parent Partnership	$188.9	$—	$—	$188.9	$—
6.45% Senior Notes due 2008 (1)	180.0	—	180.0	—	—
7.51% Senior Notes due 2028 (1)	210.0	—	—	—	210.0
Debt subtotal	578.9	—	180.0	188.9	210.0
Operating leases (2)	57.7	13.0	21.1	10.4	13.2
Capital expenditure obligations (3)	0.9	0.9	—	—	—
Other liabilities and deferred credits (4)	5.9	—	1.3	0.8	3.8
Total	$643.4	$13.9	$202.4	$200.1	$227.0

(1)          We entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our 7.51% Senior Notes due 2028.  At September 30, 2005, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $1.3 million related to this interest rate swap agreement.  At September 30, 2005, our 6.45% Senior Notes include less than $0.1 million of unamortized debt discount.  The fair value adjustment and unamortized debt discount are excluded from this table.

(2)          Includes a pipeline capacity lease with Centennial.  In January 2003, we entered into a pipeline capacity lease agreement with Centennial for a period of five years that contains a minimum throughput requirement.  For the year ended December 31, 2004, we exceeded the minimum throughput requirements on the lease agreement.

(3)          Includes accruals of cost incurred but not yet paid relating to capital projects.

(4)          Excludes approximately $8.9 million of long-term deferred revenue payments, which are being transferred to income over the term of the respective revenue contracts.  The amount of commitment by year is our best estimate of projected payments of these long-term liabilities.

We expect to repay the long-term, senior unsecured obligations and note payable to our Parent Partnership through the issuance of additional long-term senior unsecured debt at the time the 2008 and 2028 debts mature, with proceeds from the dispositions of assets, cash flows from operations, and contributions from our Parent Partnership or any combination of the above items.

We have entered into a limited cash call agreement with Marathon and Centennial, which allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of a third-party liability arising from a catastrophic event.  There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum of $50.0 million.  As a result of the catastrophic event guarantee, we have recorded a $4.7 million obligation, which represents the present value of the estimated amount that we would have to pay under the guarantee.  In the event that a catastrophic event occurred and we were required to contribute cash to Centennial, contributions exceeding our deductible may be covered by our insurance.

Our Parent Partnership’s senior unsecured debt is rated BBB- by Standard and Poors (“S&P”) and Baa3 by Moody’s Investors Service (“Moody’s”).  S&P assigned this rating on June 14, 2005, following its review of the ownership structure, corporate governance issues, and proposed funding after the acquisition of the Company by DFI.  Both ratings are with a stable outlook.  A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness.  Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change.  Our senior unsecured debt is also rated BBB- by S&P and Baa3 by Moody’s.  Both ratings are with a stable outlook.

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

At September 30, 2005, we had outstanding $180.0 million principal amount of 6.45% Senior Notes due 2008 and $210.0 million principal amount of 7.51% Senior Notes due 2028.  At September 30, 2005, the estimated fair value of the 6.45% Senior Notes and 7.51% Senior Notes was approximately $185.0 million and $223.9 million, respectively.

In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the Senior Notes.  Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%.  During the nine months ended September 30, 2005, and 2004, we recognized reductions in interest expense of $4.6 million and $7.5 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarter ended September 30, 2005, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair value of this interest rate swap was a gain of approximately $1.3 million and $3.4 million at September 30, 2005, and December 31, 2004, respectively.  Utilizing the balance of the 7.51% Senior Notes outstanding at September 30, 2005, and including the effects of hedging activities, assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is $2.1 million.

At September 30, 2005, and December 31, 2004, we had intercompany notes payable to our Parent Partnership of $188.9 million and $301.7 million, respectively, which represented borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at September 30, 2005, was 5.7%.  At September 30, 2005,

accrued interest includes $1.2 million due to our Parent Partnership.  For the nine months ended September 30, 2005 and 2004, interest costs incurred on the note payable to our Parent Partnership totaled $7.6 million and $9.2 million, respectively.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on those evaluations, as of September 30, 2005, the CEO and CFO concluded:

(i)             that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii)          that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We have been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance.  We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on our consolidated financial position, results of operations or cash flows.  See discussion of legal proceedings in Note 11.  Commitments and Contingencies in the accompanying consolidated financial statements.

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

10.1

Third Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC and Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated August 15, 2005, but effective as of February 24, 2005 (Filed as Exhibit 99.1 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated August 19, 2005 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TE Products Pipeline Company, Limited Partnership

	By:	/s/ BARRY R. PEARL
Date: November 1, 2005	Barry R. Pearl,
President, Chief Executive Officer and Director of TEPPCO GP, Inc., General Partner

	By:	/s/ TRACY E. OHMART
Date: November 1, 2005	Tracy E. Ohmart,
Chief Financial Officer of TEPPCO GP, Inc., General Partner