Form 10-Q
period 2006-03-31
TE PRODUCTS PIPELINE CO LP
filed 2006-05-03
CIK 1045548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005 (unaudited)

Consolidated Statements of Income for the three months ended March 31, 2006 (unaudited) and 2005 (unaudited) (as restated)

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 (unaudited) and 2005 (unaudited) (as restated)

Consolidated Statement of Partners’ Capital for the three months ended March 31, 2006 (unaudited)

Notes to the Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, trade (net of allowance for doubtful accounts of $0 and $45)	17,497	26,338
Accounts receivable, related parties	1,254	2,182
Inventories	17,715	16,449
Other	14,267	14,911
Total current assets	50,733	59,880
Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $349,501 and $340,562)	810,237	808,761
Equity investments	150,876	157,335
Other assets	17,188	16,566
Total assets	$1,029,034	$1,042,542

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$8,156	$13,540
Accounts payable, related parties	10,070	19,973
Accrued interest	7,562	16,151
Other accrued taxes	6,309	7,524
Other	6,694	7,220
Total current liabilities	38,791	64,408
Senior Notes	382,982	389,048
Note Payable, Parent Partnership	222,348	206,906
Other liabilities and deferred credits	20,266	14,500
Commitments and contingencies
Partners’ capital:
General partner’s interest	4	4
Limited partner’s interest	364,643	367,676
Total partners’ capital	364,647	367,680
Total liabilities and partners’ capital	$1,029,034	$1,042,542

See accompanying Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
		(as restated)
Operating revenues:
Transportation – Refined products	$31,799	$34,965
Transportation – LPGs	29,421	32,231
Other	11,578	9,820
Total operating revenues	72,798	77,016

Costs and expenses:
Operating, general and administrative	28,419	26,505
Operating fuel and power	9,254	7,629
Depreciation and amortization	10,029	9,298
Taxes – other than income taxes	2,592	2,908
Gains on sales of assets	(7)	(92)
Total costs and expenses	50,287	46,248

Operating income	22,511	30,768

Interest expense – net	(8,334)	(7,959)
Equity losses	(1,266)	(1,821)
Other income – net	779	149

Net income	$13,690	$21,137

See accompanying Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
		(as restated)
Cash flows from operating activities:
Net income	$13,690	$21,137
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,029	9,298
Losses in equity investments	1,266	1,821
Distributions from equity investments	7,840	—
Non-cash portion of interest expense	138	68
Gains on sales of assets	(7)	(92)
Decrease in accounts receivable	8,841	1,204
Decrease in accounts receivable, related parties	928	1,906
Increase in inventories	(1,266)	(446)
(Increase) decrease in other current assets	644	(696)
Decrease in accounts payable and accrued expenses	(13,818)	(9,014)
Decrease in accounts payable, related parties	(1,179)	(919)
Other	(12,533)	715
Net cash provided by operating activities	14,573	24,982

Cash flows from investing activities:
Investment in Mont Belvieu Storage Partners, L.P.	(1,720)	—
Capital expenditures	(11,706)	(14,140)
Net cash used in investing activities	(13,426)	(14,140)

Cash flows from financing activities:
Proceeds from note payable, Parent Partnership	38,075	38,788
Repayments of note payable, Parent Partnership	(22,499)	(19,938)
Distributions paid	(16,723)	(29,691)
Net cash used in financing activities	(1,147)	(10,841)
Net increase in cash and cash equivalents	—	1
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$1

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$15,603	$15,330

See accompanying Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

(in thousands)

	General	Limited
	Partner’s	Partner’s
	Interest	Interest	Total
Partners’ capital at December 31, 2005	$4	$367,676	$367,680
Net income allocation	1	13,689	13,690
Cash distributions	(1)	(16,722)	(16,723)

Partners’ capital at March 31, 2006	$4	$364,643	$364,647

See accompanying Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

TE Products Pipeline Company, Limited Partnership (the “Partnership”), a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. (the “Parent Partnership”) owns a 99.999% interest in us as the sole limited partner. TEPPCO GP, Inc. (“TEPPCO GP” or “General Partner”), a wholly owned subsidiary of the Parent Partnership, holds a 0.001% general partner interest in us. Texas Eastern Products Pipeline Company, LLC (the “Company”), a Delaware limited liability company, serves as the general partner of our Parent Partnership. Through February 23, 2005, the Company was an indirect wholly owned subsidiary of Duke Energy Field Services, LLC (“DEFS”), a joint venture between Duke Energy Corporation (“Duke Energy”) and ConocoPhillips. Through February 23, 2005, Duke Energy held an interest of approximately 70% in DEFS, and ConocoPhillips held the remaining interest of approximately 30%. On February 24, 2005, the Company was acquired by DFI GP Holdings L.P. (formerly Enterprise GP Holdings L.P.) (“DFI”), an affiliate of EPCO, Inc. (“EPCO”), a privately held company controlled by Dan L. Duncan, for approximately $1.1 billion. As a result of the transaction, DFI owns and controls the 2% general partner interest in our Parent Partnership and has the right to receive the incentive distribution rights associated with its general partner interest in our Parent Partnership.

As used in this Report, “we,” “us,” and “our” mean TE Products Pipeline Company, Limited Partnership and, where the context requires, include our subsidiaries.

On May 9, 2005, we formed TEPPCO Interests, LLC (“TEPPCO Interests”), a Delaware limited liability company, of which we own 100% of the member interests. On July 15, 2005, TEPPCO Interests acquired from Texas Genco, LLC (i) 100% of its member interests in TG Pipeline GP, LLC, a Delaware limited liability company, which is the owner of 100% of the general partner interests in TG Pipeline, L.P. (“Pipeline LP”), a Texas limited partnership, and (ii) 100% of the membership interests in TG Pipeline LP, LLC, a Delaware limited liability company, which is the owner of 100% of the limited partner interests in TG Pipeline, L.P. On May 18, 2005, we formed TEPPCO Terminals, L.P. (“TEPPCO Terminals”), a Delaware limited partnership, and we own a 99.999% interest in TEPPCO Terminals as the sole limited partner. TEPPCO GP serves as the general partner and holds a 0.001% general partner interest in TEPPCO Terminals.

TEPPCO GP, as our general partner, has all management powers over the business and affairs of our partnership under the terms of the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership (the “Partnership Agreement”).  All of our management, administrative and operating functions are performed by employees of EPCO, pursuant to an administrative services agreement to which we and TEPPCO GP are parties, which was entered into as a result of the change in ownership of the Company on February 24, 2005.  We reimburse EPCO for the allocated costs of its employees who perform operating, management and other administrative functions for us.

The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of March 31, 2006, and the results of our operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of results of our operations for the full year 2006. You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 2005. We have reclassified certain amounts from prior periods to conform to the current presentation.

We restated our consolidated financial statements and related financial information for the three months ended March 31, 2005, for an accounting correction. See Note 11 for a discussion of the restatement adjustment and the impact on previously issued financial statements.

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

At March 31, 2006 and December 31, 2005, we had a working capital surplus of $11.9 million and a working capital deficit of $4.5 million, respectively. Our primary sources of liquidity are cash generated from operations and from loans or capital contributions from our Parent Partnership. Working capital deficits occur primarily from the timing of operating cash receipts from customers, payment of cash distributions and the payment of normal operating expenses and capital expenditures. Our Parent Partnership has historically made capital contributions, loans or otherwise provided liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so. At March 31, 2006, our Parent Partnership had $253.1 million in available borrowing capacity under its revolving credit facility.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), Share-Based Payment. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value. In April 2005, both the FASB and the Securities and Exchange Commission decided to delay the effective date for public companies to implement SFAS 123(R). SFAS 123(R) is now effective for public companies for annual periods beginning after June 15, 2005. Accordingly, we adopted SFAS 123(R) in the first quarter of 2006. We adopted SFAS 123(R) under the modified prospective transition method. Our Parent Partnership’s 2000 Long Term Incentive Plan and its 2005 Phantom Unit Plan are liability awards under the provisions of this statement. No additional compensation expense has been recorded in connection with the adoption of SFAS 123(R) as our Parent Partnership has historically recorded the associated liabilities at fair value. The adoption of SFAS 123(R) did not have a material effect on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus in EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, to provide guidance on how general partners in a limited partnership should determine whether they control a limited partnership and therefore should consolidate it. The EITF agreed that the presumption of general partner control would be overcome only when the limited partners have either of two types of rights. The first type, referred to as “kick-out rights,” is the right to dissolve or liquidate the partnership or otherwise remove the general partner without cause. The second type, referred to as “participating rights,” is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of FASB ratification (June 29, 2005). For existing limited partnerships that have not been modified, the guidance in EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 did not have a material effect on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 establishes new standards on accounting for changes in accounting principles. All such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Periods. However, it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after June 1, 2005. The application of SFAS 154 does not affect the transition provisions of any existing pronouncements, including those that are in the transition phase as of the effective date of SFAS 154. The adoption of SFAS 154 did not have a material effect on our financial position, results of operations or cash flows.

In September 2005, the EITF reached consensus in EITF 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, to define when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction subject to APB Opinion No. 29, Accounting for Nonmonetary Transactions. Two or more inventory transactions with the same party should be combined if they are entered into in contemplation of one another. The EITF also requires entities to account for exchanges of inventory in the same line of business at fair value or recorded amounts based on inventory classification. The guidance in EITF 04-13 is effective for new inventory arrangements entered into in reporting periods beginning after March 15, 2006. We are currently evaluating what impact EITF 04-13 will have on our financial statements, but at this time, we do not believe that the adoption of EITF 04-13 will have a material effect on our financial position, results of operations or cash flows.

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

The following table reflects the components of amortized intangible assets, included in other assets on the consolidated balance sheets, and excess investment included in equity investments, at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets:
Transportation agreements	$1,000	$(271)	$1,328	$(326)

Excess investment:
Centennial Pipeline LLC	$33,390	$(13,681)	$33,390	$(12,947)

The value assigned to our excess investment in Centennial Pipeline LLC was created upon its formation. Approximately $30.0 million is related to a contract and is being amortized on a unit-of-production basis based upon the volumes transported under the contract compared to the guaranteed total throughput of the contract over a 10-year life. The remaining $3.4 million is related to a pipeline and is being amortized on a straight-line basis over the life of the pipeline, which is 35 years.

Amortization expense on intangible assets was less than $0.1 million for the three months ended March 31, 2006 and 2005, respectively. Amortization expense on excess investments included in equity earnings was $0.7 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively.

The following table sets forth the estimated amortization expense of intangible assets and the estimated amortization expense allocated to equity earnings for the years ending December 31 (in thousands):

	Intangible Assets	Excess Investments
2006	$50	$3,999
2007	50	4,422
2008	50	4,747
2009	50	6,187
2010	50	6,351

NOTE 3. INTEREST RATE SWAP

In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes. Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and receive a fixed rate of interest of 7.51%. During the three months ended March 31, 2006 and 2005, we recognized reductions in interest expense of $0.7 million and $1.8 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarters ended March 31, 2006 and 2005, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap was a loss of approximately $7.0 million and $0.9 million at March 31, 2006, and December 31, 2005, respectively.

NOTE 4. INVENTORIES

Inventories are valued at the lower of cost (based on weighted average cost method) or market. The costs of inventories did not exceed market values at March 31, 2006, and December 31, 2005. The major components of inventories were as follows (in thousands):

	March 31, 2006	December 31, 2005
Refined products	$3,801	$4,461
LPGs	9,103	7,403
Materials and supplies	4,811	4,585
Total	$17,715	$16,449

NOTE 5. EQUITY INVESTMENTS

We own a 50% ownership interest in Centennial Pipeline LLC (“Centennial”), and Marathon Petroleum Company LLC (“Marathon”) owns the remaining 50% interest. Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois. During the three months ended March 31, 2006 and 2005, we did not invest any additional funds in Centennial. We have not received any distributions from Centennial since its formation.

We own a 50% ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”), and Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) owns the remaining 50% interest. MB Storage owns storage capacity at the Mont Belvieu fractionation and storage complex and a short haul transportation shuttle system that ties Mont Belvieu, Texas, to the upper Texas Gulf Coast energy marketplace. MB Storage is a service-oriented, fee-based venture serving the fractionation, refining and petrochemical industries with substantial capacity and flexibility for the transportation, terminaling and storage of NGLs, LPGs and refined products. MB Storage has no commodity trading activity. We operate the facilities for MB Storage.

For the years ended December 31, 2006 and 2005, we receive the first $1.7 million per quarter (or $6.78 million on an annual basis) of MB Storage’s income before depreciation expense, as defined in the Agreement of Limited Partnership of MB Storage. Our share of MB Storage’s earnings may be adjusted annually by the partners of MB Storage. Any amount of MB Storage’s annual income before depreciation expense in excess of $6.78 million is allocated evenly between Louis Dreyfus and us. Depreciation expense on assets each party originally contributed to MB Storage is allocated between us and Louis Dreyfus based on the net book value of the assets contributed. Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation is allocated evenly between us and Louis Dreyfus. For the three months ended March 31, 2006 and 2005, our sharing ratio in the earnings of MB Storage was approximately 57.9% and 58.1%, respectively. During the three months ended March 31, 2006, we received distributions from MB Storage of $7.8 million and contributed $1.7 million to MB Storage. During the three months ended March 31, 2005, we received no distributions from MB Storage and made no contributions to MB Storage.

We use the equity method of accounting to account for our investments in Centennial and MB Storage. Summarized combined financial information for Centennial and MB Storage for the three months ended March 31, 2006 and 2005, is presented below (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenues	$17,072	$18,797
Net income	292	548

Summarized combined balance sheet data for Centennial and MB Storage as of March 31, 2006, and December 31, 2005, is presented below (in thousands):

	March 31,	December 31,
	2006	2005
Current assets	$21,814	$36,647
Noncurrent assets	366,679	369,679
Current liabilities	17,397	23,621
Long-term debt	150,000	150,000
Noncurrent liabilities	14,162	13,522
Partners’ capital	206,934	219,183

NOTE 6. DEBT

Senior Notes

On January 27, 1998, we completed the issuance of $180.0 million principal amount of 6.45% Senior Notes due 2008, and $210.0 million principal amount of 7.51% Senior Notes due 2028 (collectively the “Senior Notes”).

The 6.45% Senior Notes were issued at a discount of $0.3 million and are being accreted to their face value over the term of the notes. The 6.45% Senior Notes due 2008 may not be redeemed prior to their maturity on January 15, 2008. The 7.51% Senior Notes due 2028, issued at par, may be redeemed at any time after January 15, 2008, at our option, in whole or in part, at the following redemption prices (expressed in percentages of the principal amount) during the twelve months beginning January 15 of the years indicated:

Redemption
Year	Price

2008	103.755%
2009	103.380%
2010	103.004%
2011	102.629%
2012	102.253%
2013	101.878%
2014	101.502%
2015	101.127%
2016	100.751%
2017	100.376%

and thereafter at 100% of the principal amount, together in each case with accrued interest at the redemption date.

The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of March 31, 2006, we were in compliance with the covenants of the Senior Notes.

We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above. The fair value of this interest rate swap was a loss of approximately $7.0 million and $0.9 million at March 31, 2006, and December 31, 2005, respectively (see Note 3).

The following table summarizes the estimated fair values of the Senior Notes as of March 31, 2006, and December 31, 2005 (in millions):

		Fair Value
	Face Value	March 31, 2006	December 31, 2005
6.45% Senior Notes, due January 2008	$180.0	$182.6	$183.7
7.51% Senior Notes, due January 2028	210.0	223.4	224.1

Other Long Term Debt and Credit Facilities

We currently utilize debt financing available from our Parent Partnership through intercompany notes. The terms of the intercompany notes generally match the principal and interest payment dates under the Parent Partnership’s debt instruments. The interest rates charged by the Parent Partnership include the stated interest rate paid by the Parent Partnership on its debt obligations, plus a premium to cover debt issuance costs. The interest rate is also decreased or increased to cover gains and losses, respectively, on any interest rate swaps that the Parent Partnership may have in place on its respective debt instruments. These debt instruments of the Parent Partnership are described below.

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

On June 27, 2003, our Parent Partnership entered into a $550.0 million unsecured revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”). The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. Financial covenants in the Revolving Credit Facility require that our Parent Partnership maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods. Other restrictive covenants in the Revolving Credit Facility limit our Parent Partnership’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, make certain distributions, incur liens, engage in specified transactions with affiliates and complete mergers, acquisitions and sales of assets. On October 21, 2004, our Parent Partnership amended and restated the Revolving Credit Facility to (i) increase the facility size to $600.0 million, (ii) extend the term to October 21, 2009, (iii) remove certain restrictive covenants, (iv) increase the available amount for the issuance of letters of credit up to $100.0 million and (v) decrease the LIBOR rate spread charged at the time of each borrowing. On February 23, 2005, the Parent Partnership amended its Revolving Credit Facility to remove the requirement that DEFS must at all times own, directly or indirectly, 100% of the Company, to allow for its acquisition by DFI (see Note 1). During the second quarter of 2005, the Parent Partnership used a portion of the proceeds from an equity offering in May 2005 to repay a portion of the Revolving Credit Facility. On December 13, 2005, the Parent Partnership amended its Revolving Credit Facility as follows:

•                  Total bank commitments increased from $600.0 million to $700.0 million. The amendment also provided that the commitments under the credit facility may be increased up to a maximum of $850.0 million upon our Parent Partnership’s request, subject to lender approval and the satisfaction of certain other conditions.

•                  The facility fee and the borrowing rate then in effect were reduced by 0.275%.

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

At March 31, 2006, $435.0 million was outstanding under the Parent Partnership’s Revolving Credit Facility at a weighted average interest rate of 5.3%. At March 31, 2006, our Parent Partnership was in compliance with the covenants of this credit facility.

At March 31, 2006 and December 31, 2005, we had unsecured intercompany notes payable to our Parent Partnership of $222.3 million and $206.9 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at March 31, 2006, was 6.6%. At March 31, 2006, accrued interest includes $1.8 million due to our Parent Partnership. For the three months ended March 31, 2006 and 2005, interest costs incurred on the note payable to our Parent Partnership totaled $3.5 million and $3.4 million, respectively.

NOTE 7. QUARTERLY DISTRIBUTONS OF AVAILABLE CASH

We make quarterly cash distributions of all of our Available Cash, generally defined in our Partnership Agreement as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its reasonable discretion. We pay distributions of 99.999% to our Parent Partnership and 0.001% to our General Partner.

During the three months ended March 31, 2006 and 2005, we paid cash distributions to our Parent Partnership totaling $16.7 million and $29.7 million, respectively. On May 5, 2006, we will pay a cash distribution to our Parent Partnership of $13.4 million for the quarter ended March 31, 2006.

NOTE 8. RELATED PARTY TRANSACTIONS

Parent Partnership

We do not have any employees.  Our Parent Partnership is managed by the Company, which prior to February 23, 2005, was an indirect wholly owned subsidiary of DEFS.  According to our Partnership Agreement and an administrative services agreement with EPCO and certain of its affiliates, we reimburse TEPPCO GP and the Company for all direct and indirect expenses related to our business activities.  We reimburse EPCO for the allocated costs of its employees who perform operating, management and other administrative functions for us (see Note 1).

Our Parent Partnership allocates operating, general and administrative expenses to us for legal, insurance, financial, communication and other administrative services based upon the estimated level of effort devoted to our various operations. In addition, we make cash payments on behalf of the Parent Partnership for various expenses. At March 31, 2006, and December 31, 2005, we had a net payable of $9.8 million and $18.5 million, respectively, to our Parent Partnership related to these affiliated activities.

EPCO and Affiliates and Duke Energy, DEFS and Affiliates

The following table summarizes the related party transactions with EPCO and affiliates and DEFS and affiliates for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended
	March 31,
	2006	2005
Revenues from EPCO and affiliates: (1)
Transportation – LPGs	$1.7	$0.8

Costs and Expenses from EPCO and affiliates: (1)
Payroll and administrative (2)	12.7	—

Revenues from DEFS and affiliates: (3)
Transportation – LPGs	—	0.7
Other operating revenues	—	1.1

Costs and Expenses from DEFS and affiliates: (3)
Payroll and administrative (2)	—	7.8

(1)          Operating revenues earned and expenses incurred from activities with EPCO and its affiliates are considered related party transactions beginning February 24, 2005, as a result of the change in ownership of the Company.

(2)          Substantially all of these costs were related to payroll, payroll related expenses and administrative expenses incurred in managing us and our subsidiaries.

(3)          Operating revenues earned and expenses incurred from activities with DEFS and its affiliates are considered related party transactions prior to February 23, 2005, at which time a change in ownership of the Company occurred.

At March 31, 2006 and December 31, 2005, we had a receivable from EPCO and affiliates of $0.7 million and $1.3 million, respectively, related to transportation services provided to EPCO and affiliates. At March 31, 2006, we had a payable to EPCO and affiliates of $0.2 million, related to direct operational related costs.

Beginning February 24, 2005, the majority of our insurance coverage, including property, liability, business interruption, auto and directors and officers’ liability insurance, was obtained by our Parent Partnership through EPCO. For the three months ended March 31, 2006, we incurred insurance expense related to premiums paid by EPCO of $1.1 million. At March 31, 2006 and December 31, 2005, we had insurance reimbursement receivables due from EPCO of $1.3 million.

NOTE 9. EMPLOYEE BENEFIT PLANS

Retirement Plans

The Parent Partnership’s TEPPCO Retirement Cash Balance Plan (“TEPPCO RCBP”) was a non-contributory, trustee-administered pension plan. In addition, the Parent Partnership’s TEPPCO Supplemental Benefit Plan (“TEPPCO SBP”) was a non-contributory, nonqualified, defined benefit retirement plan, in which certain executive officers participated. The TEPPCO SBP was established to restore benefit reductions caused by the maximum benefit limitations that apply to qualified plans. The benefit formula for all eligible employees was a cash balance formula. Under a cash balance formula, a plan participant accumulated a retirement benefit based upon pay credits and current interest credits. The pay credits were based on a participant’s salary, age and service. The Parent Partnership used a December 31 measurement date for these plans.

On May 27, 2005, the TEPPCO RCBP and the TEPPCO SBP were amended. Effective May 31, 2005, participation in the TEPPCO RCBP was frozen, and no new participants were eligible to be covered by the plan after that date. Effective December 31, 2005, all plan benefits accrued were frozen, participants received no additional pay credits after that date, and all plan participants were 100% vested regardless of their years of service. The TEPPCO RCBP plan was terminated effective December 31, 2005 and plan participants will have the option to receive their benefits either through a lump sum payment in 2006 or through an annuity. In April 2006, our Parent Partnership received a determination letter from the IRS providing IRS approval of the plan termination. For those plan participants who elect to receive an annuity, our Parent Partnership will purchase an annuity contract from an insurance company in which the plan participant owns the annuity, absolving our Parent Partnership of any future obligation to the participant. Participants in the TEPPCO SBP received pay credits through November 30, 2005, and received lump sum benefit payments in December 2005. Both the RCBP and SBP benefit payments are discussed below.

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

The components of net pension benefits costs allocated to us for the TEPPCO RCBP and the TEPPCO SBP for the three months ended March 31, 2006 and 2005, were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Service cost benefit earned during the period	$—	$656
Interest cost on projected benefit obligation	166	152
Expected return on plan assets	(45)	(209)
Amortization of prior service cost	—	2
Recognized net actuarial loss	21	7
Net pension benefits costs	$142	$608

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

In May 2005, benefits provided to employees under the TEPPCO OPB were changed. Employees eligible for these benefits received them through December 31, 2005, however, effective December 31, 2005, these benefits were terminated. As a result of this change in benefits and in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, the Parent Partnership recorded a curtailment credit of approximately $1.7 million in its accumulated postretirement obligation, which reduced the Parent Partnership’s accumulated postretirement obligation to the total of the expected remaining 2005 payments under the TEPPCO OPB. The employees participating in this plan at that time were transferred to DEFS, who is expected to provide postretirement benefits to these retirees. Our Parent Partnership recorded a one-time settlement to DEFS in the third quarter of 2005 of $0.4 million for the remaining postretirement benefits. A portion of these charges was allocated to us.

The components of net postretirement benefits cost allocated to us for the TEPPCO OPB for the three months ended March 31, 2006 and 2005, were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Service cost benefit earned during the period	$—	$30
Interest cost on accumulated postretirement benefit obligation	—	35
Amortization of prior service cost	—	28
Recognized net actuarial loss	—	3
Net postretirement benefits costs	$—	$96

Estimated Future Benefit Contributions

Our Parent Partnership does not expect to make further contributions to its retirement plans and other postretirement benefit plans.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Litigation

In the fall of 1999 and on December 1, 2000, we and the Company were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the Company and us) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et al. (including the Company and us). In both cases, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. On January 27, 2005, we entered into Release and Settlement Agreements with the McCleery plaintiffs and the Richards plaintiffs dismissing all of these plaintiffs’ claims on terms that did not have a material adverse effect on our financial position, results of operations or cash flows. Although we did not settle with all plaintiffs and we therefore remain named parties in the Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. action, a co-defendant has agreed to indemnify us for all remaining claims asserted against us. Consequently, we do not believe that the outcome of these remaining claims will have a material adverse effect on our financial position, results of operations or cash flows.

On December 21, 2001, we were named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana, styled Rebecca L. Grisham et al. v. TE Products Pipeline Company, Limited Partnership. In this case, the plaintiffs contend that our pipeline, which crosses the plaintiffs’ property, leaked toxic products onto their property and, consequently caused damages to them. We have filed an answer to the plaintiffs’ petition denying the allegations, and we are defending ourselves vigorously against the lawsuit. The plaintiffs have not stipulated the amount of damages they are seeking in the suit; however, this case is covered by insurance, subject to applicable policy limits. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

In May 2003, the Company was named as a defendant in a lawsuit styled John R. James, et al. v. J Graves Insulation Company, et al. as filed in the first Judicial District Court, Caddo Parish, Louisiana. There are numerous plaintiffs identified in the action that are alleged to have suffered damages as the result of alleged exposure to asbestos-containing products and materials. According to the petition and as a result of a preliminary investigation, the Company believes that the only claim asserted against it results from one individual for the period from July 1971 through June 1972, who is alleged to have worked on a facility owned by the Company’s predecessor. This period represents a small portion of the total alleged exposure period from January 1964 through December 2001 for this individual. The individual’s claims involve numerous employers and alleged job sites. The Company has been unable to confirm involvement by the Company or its predecessors with the alleged location, and it is uncertain at this time whether this case is covered by insurance. Discovery is planned, and the Company intends to defend itself vigorously against this lawsuit. The plaintiffs have not stipulated the amount of damages that they are seeking in this suit. We anticipate reimbursing the Company for any costs it incurs related to this lawsuit. We cannot estimate the loss, if any, associated with this pending lawsuit. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

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

Regulatory Matters

Our pipelines and associated facilities are subject to multiple environmental obligations and potential liabilities under a variety of federal, state and local laws and regulations. These include, without limitation: the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Federal Water Pollution Control Act or the Clean Water Act; the Oil Pollution Act; and analogous state and local laws and regulations. Such laws and regulations affect many aspects of our present and future operations, and generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals, with respect to air emissions, water quality, wastewater discharges, and solid and hazardous waste management. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could influence our results of operations. If an accidental leak, spill or release of hazardous substances occurs at any facilities that we own, operate or otherwise use, or where we send materials for treatment or disposal, we could be held jointly and severally liable for all resulting liabilities, including investigation, remedial and clean-up costs. Likewise, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination. Any or all of this could materially affect our results of operations and cash flows.

We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations, and that the cost of compliance with such laws and regulations will not have a material adverse effect on our results of operations or financial position. We cannot ensure, however, that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have material adverse effect on our business, financial position, results of operations and cash flow. At March 31, 2006, and December 31, 2005, we have an accrued liability of $1.1 million and $1.2 million, respectively, related to sites requiring environmental remediation activities.

On March 26, 2004, a decision in ARCO Products Co., et al. v. SFPP, Docket Nos. OR96-2-000 et al., was issued by the FERC, which made several significant determinations with respect to finding “changed circumstances” under the Energy Policy Act of 1992 (“EP Act”). The decision largely clarifies, but does not fully quantify, the standard required for a complainant to demonstrate that an oil pipeline’s rates are no longer subject to the rate protection of the EP Act by demonstrating that a substantial change in circumstances has occurred since 1992 with respect to the basis of the rates being challenged. In the decision, the FERC found that a limited number of rate elements will significantly affect the economic basis for a pipeline company’s rates. The elements identified in the decision are volume changes, allowed total return and total cost-of-service (including major cost elements such as rate base, tax rates and tax allowances, among others). The FERC did reject, however, the use of changes in tax rates and income tax allowances as stand-alone factors. Judicial review of that decision, which has been sought by a number of parties to the case, is currently pending before the U.S. Court of Appeals for the District of Columbia Circuit. We have not yet determined the impact, if any, that the decision, if it is ultimately upheld, would have on our rates if they were reviewed under the criteria of this decision.

On July 20, 2004, the District of Columbia Circuit issued an opinion in BP West Coast Products LLC v. FERC. In reviewing a series of orders involving SFPP, L.P., the court held among other things that the FERC had not adequately justified its policy of providing an oil pipeline limited partnership with an income tax allowance equal to the proportion of its income attributable to partnership interests owned by corporate partners. Under the FERC’s initial ruling, SFPP, L.P. was permitted an income tax allowance on its cost-of-service filing for the percentage of its net operating (pre-tax) income attributable to partnership units held by corporations, and was denied an income tax allowance equal to the percentage attributable to partnership units held by non-corporate partners. The court remanded the case back to the FERC for further review. Following the court’s remand, on May 4, 2005, the FERC issued its Policy Statement on Income Tax Allowances, which permits regulated partnerships, limited liability companies and other pass-through entities an income tax allowance on their income attributable to any owner that has an actual or potential income tax liability on that income, regardless whether the owner is an individual or corporation. If there is more than one level of pass-through entities, the regulated company income must be traced to where the ultimate tax liability lies. The Policy Statement is to be applied in individual cases, and the regulated entity bears the burden of proof to establish the tax status of its owners. On December 16, 2005, the

FERC issued the first of those decisions, in an order involving SFPP (the “SFPP Order”). The SFPP Order confirmed that a master limited partnership such as our Parent Partnership is entitled to a tax allowance with respect to partnership income for which there is an “actual or potential income tax liability” and determined that a unitholder that is required to file a Form 1040 or Form 1120 tax return that includes partnership income or loss is presumed to have an actual or potential income tax liability sufficient to support a tax allowance on that partnership income. The FERC also established certain other presumptions, including that corporate unitholders are presumed to be taxed at the maximum corporate tax rate of 35% while individual unitholders (and certain other types of unitholders taxed like individuals) are presumed to be taxed at a 28% tax rate. The SFPP Order remains subject to further administrative proceedings, including review by the FERC of compliance filings made by SFPP on March 7, 2006, as well as judicial review. The ultimate outcome of the FERC’s inquiry on income tax allowance should not affect our current rates and rate structure because our rates are not based on cost-of-service methodology. However, the outcome of the income tax allowance would become relevant to us should we (i) elect in the future to use cost-of-service to support our rates, or (ii) be required to use such methodology to defend our indexed rates.

In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination. Effective March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility. This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility. At March 31, 2006, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

On July 27, 2004, we received notice from the United States Department of Justice (“DOJ”) of its intent to seek a civil penalty against us related to our November 21, 2001, release of approximately 2,575 barrels of jet fuel from our 14-inch diameter pipeline located in Orange County, Texas. The DOJ, at the request of the Environmental Protection Agency, is seeking a civil penalty against us for alleged violations of the Clean Water Act (“CWA”) arising out of this release, as well as three smaller spills at other locations in 2004 and 2005. We are in discussions with the DOJ regarding these matters. The settlement proposed by the DOJ for these alleged violations of the CWA is a $3.0 million penalty, along with our commitment to implement additional spill prevention measures. We do not expect this settlement to have a material adverse effect on our financial position, results of operations or cash flows.

On September 18, 2005, a propane release and fire occurred at our Todhunter facility, near Middletown, Ohio. The incident resulted in the death of one of our employees; there were no other injuries. Repairs to the impacted facilities have been completed. On March 17, 2006, we received a citation from the Occupational Safety and Health Administration (“OSHA”) arising out of this incident with a proposed penalty of less than $0.2 million. We are in settlement negotiations with OSHA representatives regarding this matter. We do not expect any settlement, fine or penalty to have a material adverse effect on our financial position, results of operations or cash flows.

Other

Centennial entered into credit facilities totaling $150.0 million, and as of March 31, 2006, $150.0 million was outstanding under those credit facilities, of which $140.0 million expires in 2024, and $10.0 million expires in April 2007. We and Marathon have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under these credit facilities. The guarantees arose in order for Centennial to obtain adequate financing, and the proceeds of the credit facilities were used to fund construction and conversion costs of its pipeline system. Prior to the expiration of the long-term credit facility, we could be relinquished from responsibility under the guarantee should Centennial meet certain financial tests. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for Marathon and us is $75.0 million each at March 31, 2006.

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

NOTE 11. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of 2005, we determined that our method of accounting for the $33.4 million excess investment in Centennial, previously described as an intangible asset with an indefinite life, was incorrect. Through our accounting for this excess investment in Centennial as an intangible asset with an indefinite life, we had been testing the amount for impairment on an annual basis as opposed to amortizing it over a determinable life. We determined that it would be more appropriate to account for this excess investment as an intangible asset with a determinable life. As a result, we made a non-cash adjustment that reduced the net value of the excess investment in Centennial, and increased amortization expense allocated to our equity earnings. We restated previously reported consolidated financial statements for the fiscal year ended December 31, 2003 and 2004 in our Annual Report on Form 10-K for the year ended December 31, 2005. The effect of this restatement caused a $1.0 million reduction to net income as previously reported for the three months ended March 31, 2005. As a result, we are restating our previously reported consolidated financial statements for the three months ended March 31, 2005.

While we believe the impact of this non-cash adjustment is not material to any previously issued financial statements, we determined that the cumulative adjustment for this non-cash item was too material to record in the fourth quarter of 2005, and therefore it was most appropriate to restate prior periods’ results. This non-cash adjustment had no effect on our operating income, compensation expense, debt balances or ability to meet all requirements related to our debt instruments. The restatement had no impact on total cash flows from operating activities, investing activities or financing activities. All amounts in the accompanying consolidated financial statements have been adjusted for this restatement.

We will continue to amortize the $30.0 million excess investment in Centennial related to a contract using units-of-production methodology over a 10-year life. The remaining $3.4 million related to a pipeline will continue to be amortized on a straight-line basis over 35 years.

The following tables summarize the impact of the restatement adjustment on previously reported income statement amounts and cash flow amounts for the three months ended March 31, 2005 (in thousands):

Income Statement Amounts:

	Three Months Ended March 31, 2005
	As Previously Reported	Adjustment	As Restated

Equity losses	$(842)	$(979)	$(1,821)
Net income	22,116	(979)	21,137

Cash Flow Amounts:

	Three Months Ended March 31, 2005
	As Previously Reported	Adjustment	As Restated

Cash flows from operating activities:
Net income	$22,116	$(979)	$21,137
Losses in equity investments	842	979	1,821

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following review of our financial position and results of operations in conjunction with our Consolidated Financial Statements and the notes thereto. The Consolidated Financial Statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005. Our discussion and analysis includes the following:

•                  Cautionary Note Regarding Forward-Looking Statements.

•                  Overview of Critical Accounting Policies and Estimates.

•                  Overview of Business.

•                  Restatement of Consolidated Financial Statements.

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

•                  Recent Accounting Pronouncements.

Cautionary Note Regarding Forward-Looking Statements

The matters discussed in this Quarterly Report on Form 10-Q (this “Report”) include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical facts are forward-looking statements. The words “proposed”, “anticipate”, “potential”, “may”, “will”, “could”, “should”, “expect”, “estimate”, “believe”, “intend”, “plan”, “seek” and similar expressions are intended to identify forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. While we believe our expectations reflected in these forward-looking statements are reasonable, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline companies, changes in laws or regulations and other factors, many of which are beyond our control. For example, the demand for refined products is dependent upon the price, prevailing economic conditions and demographic changes in the markets served, trucking and railroad freight, agricultural usage and military usage and the demand for propane is sensitive to the weather and prevailing economic conditions. We are also subject to regulatory factors such as the amounts we are allowed to charge our customers for the services we provide on our regulated pipeline systems. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations. Also note that we provide a cautionary discussion of risks and uncertainties under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, as well as under the captions “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005.

The forward-looking statements contained in this Report speak only as of the date hereof. Except as required by the federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to TE Products Pipeline Company, Limited Partnership or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q and in our future periodic reports filed with the Securities and Exchange Commission (“SEC”). In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report may not occur. For additional discussion of such risks and uncertainties, see our Annual Report on Form 10-K for the year ended December 31, 2005, and other filings we have made with the SEC.

Overview of Critical Accounting Policies and Estimates

A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain of these accounting policies require the use of estimates. As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: revenue and expense accruals, including accruals of power costs, property taxes, environmental costs and property, plant and equipment. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial position and results of operations.

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

We operate and report in one business segment:  transportation and storage of refined products, LPGs and petrochemicals. We own, operate or have investments in properties located in 14 states, and our revenues are earned from transportation and storage of refined products and LPGs, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. Our two largest operating expense items are labor and electric power. We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand for propane, a major fuel for residential heating. Our results also include our equity investments in Centennial and MB Storage (see Note 6 in the Notes to the Consolidated Financial Statements).

We continue to build a base for long-term growth by pursuing new business opportunities, increasing throughput on our pipeline systems, constructing new pipeline systems, and expanding and upgrading our existing infrastructure. We remain confident that our business strategy will provide continued growth in earnings and cash distributions. This growth potential is based on, among other things:

•                  Expanding our gathering capacity of refined products along the upper Texas Gulf Coast.

•                  Utilizing available system capacity of Centennial to move refined products to Midwest market areas.

•                  Expanding our system delivery capability of gasoline and diesel fuel in the Indianapolis and Chicago market areas.

•                  Pursuing acquisitions or organic growth projects that would complement our current operations.

For a discussion of important factors that could affect our growth, please read “-Cautionary Note Regarding Forward-Looking Statements” in this Report and “Risk Factors” in this Report and our Annual Report on Form 10-K for the year ended December 31, 2005.

Consistent with our business strategy, we continuously evaluate possible acquisitions of assets that would complement our current operations, including assets which, if acquired, would have a material effect on our financial position, results of operations or cash flows.

Changes in Leadership

On April 5, 2006, the Board of Directors of the Company elected Jerry E. Thompson as President, Chief Executive Officer and a director of the Company and of TEPPCO GP, effective April 11, 2006. Mr. Thompson, age 56, was previously chief operating officer of CITGO Petroleum Corporation (“CITGO”) from 2003 to March 2006, when he retired. Mr. Thompson joined CITGO in 1971 and advanced from a process engineer to positions of increasing responsibilities in the operations, supply and logistics, business development, planning and financial aspects of CITGO. He was elected vice president of CITGO’s refining business in 1987 and as its senior vice president in 1998. Mr. Thompson will serve as the principal executive officer of the Company.

Restatement of Consolidated Financial Statements

In the fourth quarter of 2005, we determined that our method of accounting for the $33.4 million excess investment in Centennial, previously described as an intangible asset with an indefinite life, was incorrect. Through our accounting for this excess investment in Centennial as an intangible asset with an indefinite life, we had been testing the amount for impairment on an annual basis as opposed to amortizing it over a determinable life. We determined that it would be more appropriate to account for this excess investment as an intangible asset with a determinable life. As a result, we made a non-cash adjustment that reduced the net value of the excess investment in Centennial, and increased amortization expense allocated to our equity earnings. We restated previously reported consolidated financial statements for the fiscal year ended December 31, 2003 and 2004 in our Annual Report on Form 10-K for the year ended December 31, 2005. The effect of this restatement caused a $1.0 million reduction to net income as previously reported for the three months ended March 31, 2005. As a result, we are restating our previously reported consolidated financial statements for the three months ended March 31, 2005 (see Note 11 in the Notes to the Consolidated Financial Statements).

While we believe the impact of this non-cash adjustment is not material to any previously issued financial statements, we determined that the cumulative adjustment for this non-cash item was too material to record in the fourth quarter of 2005, and therefore it was most appropriate to restate prior periods’ results. This non-cash adjustment had no effect on our operating income, compensation expense, debt balances or ability to meet all requirements related to our debt instruments. The restatement had no impact on total cash flows from operating activities, investing activities or financing activities. All amounts in the accompanying consolidated financial statements have been adjusted for this restatement.

We will continue to amortize the $30.0 million excess investment in Centennial related to a contract using units-of-production methodology over a 10-year life. The remaining $3.4 million related to a pipeline will continue to be amortized on a straight-line basis over 35 years.

Results of Operations

The following table presents volumes delivered in barrels and average tariff per barrel for the three months ended March 31, 2006 and 2005 (in thousands, except tariff information):

	Three Months Ended		Percentage
	March 31,		Increase
	2006	2005	(Decrease)
Volumes Delivered:
Refined products	35,808	38,595	(7)%
LPGs	12,840	14,801	(13)%
Total	48,648	53,396	(9)%

Average Tariff per Barrel:
Refined products	$0.89	$0.91	(2)%
LPGs	2.29	2.18	(5)%
Average system tariff per barrel	1.26	1.26	—

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Revenues from refined products transportation decreased $3.2 million for the three months ended March 31, 2006, compared with the three months ended March 31, 2005, due to an overall decrease of 7% in the refined products volumes delivered. Volume decreases were due to decreased demand for products supplied from the U.S. Gulf Coast into Midwest markets compared with unusually high demand in the first quarter of 2005 due to refinery downtime in Chicago, Illinois. Refined products volumes were impacted by unfavorable differentials for motor fuels lower jet fuel demand during the three months ended March 31, 2006, compared with the three months ended March 31, 2005. The decrease in demand for U.S. Gulf Coast source products also resulted in lower deliveries of products on Centennial. In February 2003, we entered into a lease agreement with Centennial that increased our flexibility to deliver refined products to our market areas. As a result, Centennial has provided our system with additional pipeline capacity for movement of products originating in the U.S. Gulf Coast area. Prior to the construction of Centennial, deliveries on our pipeline system were limited by our pipeline capacity, and transportation services for our customers were allocated in accordance with a proration policy. With this incremental pipeline capacity and our supporting lease of pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs, Illinois. Movement of our product via the Centennial lease to the north end of our system permits expanded supply capability on our system for delivery to the south end of our system. Increased movements of refined products on Centennial has resulted in a decrease in the refined products average rate per barrel; however, utilizing Centennial for refined products movements allows us to increase movements of long-haul propane volumes.

Revenues from LPGs transportation decreased $2.8 million for the three months ended March 31, 2006, compared with the three months ended March 31, 2005, due to lower deliveries of propane in the upper Midwest and Northeast market areas as a result of warmer than normal winter weather and decreased short-haul propane deliveries to U.S. Gulf Coast petrochemical customers in the first quarter of 2006.

Other operating revenues increased $1.8 million for the three months ended March 31, 2006, compared with the three months ended March 31, 2005, primarily due to increased rental revenues from leasing storage capacity on pipeline assets acquired in July 2005, and higher refined products excess inventory fees, partially offset by lower volumes of product inventory sales.

Costs and expenses increased $3.9 million for the three months ended March 31, 2006, compared with the three months ended March 31, 2005, due to increased operating, general and administrative expenses, increased operating fuel and power, increased depreciation and amortization expense and lower gains on the sales of assets in the current period, partially offset by decreased taxes – other than income taxes. Operating, general and administrative expenses increased primarily due to a $1.4 million increase in pipeline operating costs primarily as a result of asset acquisitions in 2005, a $1.2 million increase related to the retirement of an executive in February 2006, as well as higher insurance premiums, product measurement and settlement losses and transition costs. These increases were partially offset by a $1.9 million decrease in pipeline inspection and repair costs associated with our integrity management program and a $0.5 million decrease in rental expense from the Centennial pipeline capacity lease agreement. Operating fuel and power increased $1.6 million primarily due to adjustments to power accruals and higher power rates. Depreciation and amortization expense increased $0.7 million primarily due to a higher asset base in the 2006 period. Taxes – other than income taxes decreased due to decreases in property tax accruals.

Net losses from equity investments decreased for the three months ended March 31, 2006, compared with the three months ended March 31, 2005, as shown below (in thousands):

	Three Months Ended
	March 31,		Increase
	2006	2005	(Decrease)
		(as restated)

Centennial	$(3,913)	$(4,450)	$537
MB Storage	2,651	2,634	17
Other	(4)	(5)	1
Total equity losses	$(1,266)	$(1,821)	$555

Equity losses in Centennial decreased $0.5 million for the three months ended March 31, 2006, compared with the three months ended March 31, 2005, primarily due to lower amortization expense on the portion of our excess investment in Centennial resulting from lower transportation volumes in the current period, partially offset by lower transportation revenues and volumes primarily due to warmer than normal winter weather in the Northeast. Equity earnings in MB Storage were virtually unchanged for the three months ended March 31, 2006, compared with the three months ended March 31, 2005, with higher revenues offset by higher operating costs.

Interest expense increased $1.2 million for the three months ended March 31, 2006, compared with the three months ended March 31, 2005, primarily due to higher outstanding debt balances and higher average interest rates under the note payable with our Parent Partnership. Interest capitalized increased $0.8 million for the three months ended March 31, 2006, compared with the three months ended March 31, 2005, primarily due to higher construction work-in-progress balances in 2006 as compared to the 2005 period.

Other income – net increased $0.6 million for the three months ended March 31, 2006, compared with the three months ended March 31, 2005, primarily due to higher interest income earned on a capital lease.

Financial Condition and Liquidity

Cash generated from operations and loans or capital contributions from our Parent Partnership are our primary sources of liquidity. At March 31, 2006 and December 31, 2005, we had a working capital surplus of $11.9 million and a working capital deficit of $4.5 million, respectively. Working capital deficits can occur primarily due to the timing of operating cash receipts from customers, payments of cash distributions and the payment of normal operating expenses and capital expenditures. We are a wholly owned subsidiary of the Parent Partnership. We expect that our Parent Partnership will make capital contributions, loans or otherwise provide liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so. We anticipate that the Parent Partnership will provide the necessary liquidity to protect its investment in us. At March 31, 2006, our Parent Partnership had approximately $253.1 million in available borrowing capacity under its revolving credit facility to cover any working capital needs, and we expect that our Parent Partnership’s cash flows from operating activities, the sale of additional debt or equity in the capital markets and capacity under its Revolving Credit Facility will provide sufficient funds to it to provide necessary liquidity to us in the form of contributions or loans. For further discussion regarding our Parent Partnership’s sources of liquidity, please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations –

Financial Condition and Liquidity in our Parent Partnership’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006 and its Annual Report on Form 10-K for the year ended December 31, 2005. Cash flows for the three months ended March 31, 2006 and 2005, were as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
		(as restated)
Cash provided by (used in):
Operating activities	$14,573	$24,982
Investing activities	(13,426)	(14,140)
Financing activities	(1,147)	(10,841)

Operating Activities

Net cash from operating activities for the three months ended March 31, 2006 and 2005, was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2006	2005
		(as restated)
Net income	$13,690	$21,137
Depreciation and amortization	10,029	9,298
Losses in equity investments	1,266	1,821
Distributions from equity investments	7,840	—
Non-cash portion of interest expense	138	68
Cash used in working capital and other	(18,390)	(7,342)
Net cash from operating activities	$14,573	$24,982

Net cash from operating activities decreased $10.4 million for the three months ended March 31, 2006, compared with the three months ended March 31, 2005, primarily due to the timing of cash disbursements and cash receipts for working capital components and lower net income partially offset by increased distributions received from our equity investments and higher depreciation and amortization in the 2006 period. For a discussion of changes in net income, depreciation and amortization and losses in equity investments, see Results of Operations above.

Net cash from operating activities for the three months ended March 31, 2006 and 2005, included interest payments, net of amounts capitalized, of $15.6 million and $15.3 million, respectively. Excluding the effects of hedging activities and interest capitalized, during the year ended December 31, 2006, we expect interest payments on our Senior Notes to be approximately $27.4 million. We expect to pay our interest payments with cash flows from operating activities.

Investing Activities

Cash flows used in investing activities totaled $13.4 million for the three months ended March 31, 2006, and were comprised of $11.7 million of capital expenditures and $1.7 million of investments in MB Storage for capital expenditures. Cash flows used in investing activities totaled $14.1 million for the three months ended March 31, 2005, and were comprised of $14.1 million of capital expenditures.

Financing Activities

Cash flows used in financing activities totaled $1.1 million for the three months ended March 31, 2006, and were comprised of $16.7 million of distributions paid to our Parent Partnership, partially offset by $15.6 million of net proceeds under our Note Payable to our Parent Partnership. Cash flows used in financing activities totaled $10.8 million for the three months ended March 31, 2005, and were comprised of $29.7 million of distributions paid to our

Parent Partnership, partially offset by $18.9 million of net proceeds from our Note Payable to our Parent Partnership.

During the three months ended March 31, 2006 and 2005, we paid cash distributions to our Parent Partnership totaling $16.7 million and $29.7 million, respectively. On May 5, 2006, we will pay a cash distribution to our Parent Partnership of $13.4 million for the quarter ended March 31, 2006.

Other Considerations

Universal Shelf

Our Parent Partnership has filed with the SEC a universal shelf registration statement that, subject to agreement on terms at the time of use and appropriate supplementation, allows it to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof. In the May 2005, our Parent Partnership issued $279.2 million of equity securities, leaving $1.7 billion available under this shelf registration at March 31, 2006, subject to customary marketing terms and conditions.

Credit Facilities

We currently utilize debt financing available from our Parent Partnership through intercompany notes. The terms of the intercompany notes generally match the principal and interest payment dates under the Parent Partnership’s credit facility and senior notes. The interest rates charged by the Parent Partnership include the stated interest rate paid by the Parent Partnership on its debt obligations, plus a premium to cover debt issuance costs. The interest rate is also decreased or increased to cover gains and losses, respectively, on any interest rate swaps that the Parent Partnership may have in place on its credit facility and senior notes. The Parent Partnership’s revolving credit facility is described below.

Our Parent Partnership has in place an unsecured revolving credit facility for up to $700.0 million (“Revolving Credit Facility”), which may be increased up to a maximum of $850.0 million upon our Parent Partnership’s request, subject to lender approval and the satisfaction of certain other conditions. The Revolving Credit Facility expires on December 13, 2010. Interest is payable at an applicable margin above either the lender’s base rate or LIBOR. At March 31, 2006, $435.0 million was outstanding under the facility, and our Parent Partnership had $253.1 million of available borrowing capacity, which includes $11.9 million of outstanding letters of credit. Financial covenants in the Revolving Credit Facility require that our Parent Partnership maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods. Other restrictive covenants in the credit agreement limit the Parent Partnership’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, make certain distributions, incur liens, engage in specified transactions with affiliates and complete mergers, acquisitions and sales of assets. Our Parent Partnership was in compliance with the covenants of its Revolving Credit Facility at March 31, 2006.

At March 31, 2006 and December 31, 2005, we had intercompany notes payable to our Parent Partnership of $222.3 million and $206.9 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at March 31, 2006, was 6.6%. At March 31, 2006, accrued interest includes $1.8 million due to our Parent Partnership. For the three months ended March 31, 2006 and 2005, interest costs incurred on the note payable to our Parent Partnership totaled $3.5 million and $3.4 million, respectively.

2006 Capital Expenditures

We estimate that capital expenditures, excluding acquisitions, for 2006 will be approximately $115.3 million (including $3.4 million of capitalized interest). We expect to spend approximately $74.9 million for revenue generating projects and facility improvements. We expect to spend approximately $18.0 million to sustain existing operations, including life-cycle replacements for equipment at various facilities and pipeline and tank replacements and $19.0 million for various system upgrade projects. During the remainder of 2006, we may be required to contribute cash to Centennial to cover capital expenditures, acquisitions or other operating needs and to MB Storage to cover significant capital expenditures or additional acquisitions. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present system. These expenditures can vary greatly depending on the magnitude of our transactions. We may finance capital expenditures through internally generated funds, debt or capital contributions from our Parent Partnership or any combination thereof.

Liquidity Outlook

We believe that we will continue to have adequate liquidity to fund future recurring operating and investing activities. Our primary cash requirements consist of normal operating expenses, capital expenditures to sustain existing operations and revenue generating expenditures, interest payments on our Senior Notes, interest payments on intercompany notes payable to our Parent Partnership and distributions to our Parent Partnership. Our cash requirements for 2006, such as operating expenses, capital expenditures to sustain existing operations and quarterly distributions to our Parent Partnership, are expected to be funded through operating cash flows.  Long-term cash requirements for expansion projects, acquisitions and repayment of intercompany notes are expected to be funded by several sources, including cash flows from operating activities and loans or capital contributions from our Parent Partnership. Our Parent Partnership may fund such loans or capital contributions with borrowings under its credit facility and possibly the issuance of additional equity and debt securities. The timing of any offerings by our Parent Partnership will depend on various factors, including prevailing market conditions, interest rates and our Parent Partnership’s financial condition and credit rating at the time.

Off-Balance Sheet Arrangements

We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no material off-balance sheet commitments for indebtedness other than the limited guaranty of Centennial debt and the limited guarantee of Centennial catastrophic events as discussed below. In addition, we have entered into various leases covering assets utilized in several areas of our operations.

We are a guarantor with respect to $500.0 million principal amount of 7.625% Senior Notes due 2012 issued in February 2002 and for $200.0 million principal amount of 6.125% Senior Notes due 2013 issued in January 2003 by our Parent Partnership.

Centennial entered into credit facilities totaling $150.0 million, and as of March 31, 2006, $150.0 million was outstanding under those credit facilities, of which $140.0 million expires in 2024, and $10.0 million expires in April 2007. We and Marathon have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under these credit facilities. The guarantees arose in order for Centennial to obtain adequate financing, and the proceeds of the credit facilities were used to fund construction and conversion costs of its pipeline system. Prior to the expiration of the long-term credit facility, we could be relinquished from responsibility under the guarantee should Centennial meet certain financial tests. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for us and Marathon is $75.0 million each at March 31, 2006.

We, Marathon, and Centennial have entered into a limited cash call agreement, which allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of a third-party liability arising from a catastrophic event. There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum of $50.0 million each. As a result of the catastrophic event guarantee, we have recorded a $4.6 million obligation, which represents the present value of the estimated amount that we would have to pay under the guarantee. If a catastrophic event were to occur and we were required to contribute cash to Centennial, contributions exceeding our deductible might be covered by our insurance.

Contractual Obligations

The following table summarizes our debt repayment obligations and material contractual commitments as of March 31, 2006 (in millions):

	Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Note payable, Parent Partnership	$222.3	$—	$—	$222.3	$—
6.45% Senior Notes due 2008 (1)	180.0	—	180.0	—	—
7.51% Senior Notes due 2028 (1)	210.0	—	—	—	210.0
Interest payments (2)	451.0	41.4	71.2	58.3	280.1
Debt and interest subtotal	1,063.3	41.4	251.2	280.62	490.1

Operating leases (3)	62.5	13.0	19.8	10.3	19.4
Capital expenditure obligations (4)	0.2	0.2	—	—	—
Other liabilities and deferred credits (5)	7.4	—	7.3	0.1	—
Total	$1,133.4	$54.6	$278.3	$291.02	$509.5

(1)          We entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our 7.51% Senior Notes due 2028. At March 31, 2006, the 7.51% Senior Notes include an adjustment to decrease the fair value of the debt by $7.0 million related to this interest rate swap agreement. At March 31, 2006, our 6.45% Senior Notes include less than $0.1 million of unamortized debt discount. The fair value adjustment and unamortized debt discount are excluded from this table.

(2)          Includes interest payments due on our Senior Notes and interest payments and commitment fees due on our Note Payable to our Parent Partnership. The interest amount calculated on the Note Payable to our Parent Partnership is based on the assumption that the amount outstanding and the interest rate charged both remain at their current levels.

(3)          Includes a pipeline capacity lease with Centennial. In January 2003, we entered into a pipeline capacity lease agreement with Centennial for a period of five years that contains a minimum throughput requirement. For the three months ended March 31, 2006, we exceeded the minimum throughput requirements on the lease agreement.

(4)          Includes accruals for costs incurred but not yet paid relating to capital projects.

(5)          Excludes approximately $8.6 million of long-term deferred revenue payments, which are being transferred to income over the term of the respective revenue contracts and $4.3 million related to our estimated amount of obligation under a catastrophic event guarantee for Centennial. The amount of commitment by year is our best estimate of projected payments of these long-term liabilities.

We expect to repay the long-term, senior unsecured obligations and note payable to our Parent Partnership through the issuance of additional long-term senior unsecured debt at the time the 2008 and 2028 debts mature, with proceeds from the dispositions of assets, cash flows from operations, and contributions from our Parent Partnership or any combination of the above items.

Our Parent Partnership’s senior unsecured debt is rated BBB- by Standard and Poors (“S&P”) and Baa3 by Moody’s Investors Service (“Moody’s”). S&P assigned this rating on June 14, 2005, following its review of the ownership structure, corporate governance issues, and proposed funding after the acquisition of the Company by DFI. Both ratings are with a stable outlook. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change and should be evaluated independently of any other rating. Our senior unsecured debt is also rated BBB- by S&P and Baa3 by Moody’s. Both ratings are with a stable outlook and were reaffirmed during the first quarter of 2006.

Recent Accounting Pronouncements

See discussion of new accounting pronouncements in Note 1 in the Notes to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For additional discussion of our exposure to market risks, please refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The following table summarizes the estimated fair values of the Senior Notes as of March 31, 2006 and December 31, 2005 (in millions):

		Fair Value
	Face Value	March 31, 2006	December 31, 2005

6.45% TE Products Senior Notes, due January 2008	$180.0	$182.6	$183.7
7.51% TE Products Senior Notes, due January 2028	210.0	223.4	224.1

In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the Senior Notes. Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and receive a fixed rate of interest of 7.51%. During the three months ended March 31, 2006 and 2005, we recognized reductions in interest expense of $0.7 million and $1.8 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarters ended March 31, 2006 and 2005, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap was a loss of approximately $7.0 million and $0.9 million at March 31, 2006, and December 31, 2005, respectively. Utilizing the balance of the 7.51% Senior Notes outstanding at March 31, 2006, and including the effects of hedging activities, if market interest rates increased 100 basis points, the annual increase in interest expense would be $2.1 million.

At March 31, 2006, and December 31, 2005, we had intercompany notes payable to our Parent Partnership of $222.3 million and $206.9 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at March 31, 2006, was 6.6%. At March 31, 2006, accrued interest includes

$1.8 million due to our Parent Partnership. For the three months ended March 31, 2006 and 2005, interest costs incurred on the note payable to our Parent Partnership totaled $3.5 million and $3.4 million, respectively. Utilizing the balance of the note payable to our Parent Partnership outstanding at March 31, 2006, if market interest rates increased 100 basis points, the annual increase in interest expense would be $2.2 million.

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on those evaluations, as of March 31, 2006, the CEO and CFO concluded:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on our consolidated financial position, results of operations or cash flows. See discussion of legal proceedings in Note 10 in the Notes to the Consolidated Financial Statements, which is incorporated into this item by reference.

Item 1A. Risk Factors

Investors and potential investors should carefully consider our risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, and below, in addition to other information in such Annual Report and this Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of us. We are relying upon the safe-harbor for forward-looking statements, and any such statements made by or on behalf of us are qualified by reference to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2005, and the following cautionary statements, as well as to those set forth elsewhere in such Annual Report and this Report.

We depend on the leadership and involvement of our General Partner’s key personnel for the success of our business.

We depend on the leadership and involvement of key personnel of our General Partner to identify and develop business opportunities and make strategic decisions. Our General Partner’s president and chief executive officer was elected in April 2006, our General Partner’s chief financial officer was elected in January 2006, and its general counsel was elected in March 2006. Our General Partner’s president and chief executive officer has over 35 years of relevant experience and its chief financial officer and general counsel each have approximately 20 years of relevant experience. While retention plans are in place for certain senior executives, any future unplanned departures could have a material adverse effect on our business, financial conditions and results of operations. Legacy senior executives have compensation agreements in place; new officers may not be party to any compensation agreements.

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

10.2

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

TE Products Pipeline Company, Limited Partnership

Date: May 3, 2006	By:	/s/ JERRY E. THOMPSON
Jerry E. Thompson, President and Chief Executive Officer of TEPPCO GP, Inc., General Partner

Date: May 3, 2006	By:	/s/ WILLIAM G. MANIAS
William G. Manias, Vice President and Chief Financial Officer of TEPPCO GP, Inc., General Partner