Form 10-Q/A
period 2005-06-30
TE PRODUCTS PIPELINE CO LP
filed 2006-06-16
CIK 1045548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

1100 Louisiana Street, 13th Floor

P.O. Box 2521

Houston, Texas 77252-2521

(Address of principal executive offices, including zip code)

(713) 381-3636

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

EXPLANATORY NOTE

This Amended Quarterly Report (“Report”) on Form 10-Q includes restated financial statements as of and for the three months and six months ended June 30, 2005 and 2004. The restated financial statements include the effect of correcting the accounting for our excess investment in Centennial Pipeline LLC from an intangible asset with an indefinite life to an intangible asset with a determinable life. The restatement caused a $1.1 million and $1.0 million reduction to net income as previously reported for the three months ended June 30, 2005 and 2004, respectively and a $2.1 million and $1.5 million reduction to net income as previously reported for the six months ended June 30, 2005 and 2004, respectively.

For further discussion of the effect of the restatement, see Note 10. Restatement of Consolidated Financial Statements in this Report and Note 19. Restatement of Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Annual Report”).

In our 2005 Annual Report, we indicated in the introductory explanatory note that the restatement presented in this filing would be reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006. We also noted that we did not plan to file any other amendments to our previously filed Quarterly Reports on Form 10-Q since we had included restated financial data for the quarterly periods ended March 31, 2005 and 2004, June 30, 2005 and 2004, and September 30, 2005 and 2004 in our 2005 Annual Report. However, we are amending our Quarterly Report on Form 10-Q for the period ended June 30, 2005, in order to provide investors with a more convenient comparative presentation of the effects of the restatement for the quarterly periods ended June 30, 2005 and 2004.

As a result of the restatement described above, this Report amends the following sections of our Form 10-Q for the period ended June 30, 2005, which was filed with the Securities and Exchange Commission on August 2, 2005 (the “Initial Report”):

Part I—Item 1. Financial Statements

Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as specified with respect to certain aspects of the restatement, we have not updated the disclosures contained in this Report to reflect any events that occurred at a date subsequent to the filing of the Initial Report, and this Report continues to speak as of the date of the Initial Report. This Report does not affect the information originally set forth in the Initial Report that has not been amended as described above. However, we have included the remaining portions of the Initial Report that have not been amended herein for ease of reference.

i

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2005 (unaudited) (as restated) and December 31, 2004
Consolidated Statements of Income for the three months and six months ended June 30, 2005 and 2004 (unaudited) (as restated)
Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited) (as restated)
Notes to the Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
Signatures

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2005	2004
	(as restated) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14	$—
Accounts receivable, trade (net of allowance for doubtful accounts of $56 and $56)	15,712	21,090
Accounts receivable, related parties	1,877	2,379
Inventories	11,045	10,093
Other	13,061	12,143
Total current assets	41,709	45,705
Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $328,189 and $311,197)	729,413	722,334
Equity investments	155,440	160,998
Other assets	19,781	16,156
Total assets	$946,343	$945,193
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$7,689	$10,211
Accounts payable, related parties	44,293	65,375
Accrued interest	15,818	17,063
Other accrued taxes	5,971	5,605
Other	7,007	9,339
Total current liabilities	80,778	107,593
Senior Notes	397,370	393,317
Note Payable, Parent Partnership	62,543	301,686
Other liabilities and deferred credits	9,694	9,980
Commitments and contingencies
Partners’ capital:
General partner’s interest	4	2
Limited partner’s interest	395,954	132,615
Total partners’ capital	395,958	132,617
Total liabilities and partners’ capital	$946,343	$945,193

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(as restated)	(as restated)	(as restated)	(as restated)
Operating revenues:
Transportation — Refined products	$37,834	$38,937	$72,799	$69,908
Transportation — LPGs	14,470	13,721	46,701	42,501
Other	10,217	8,559	20,037	22,470
Total operating revenues	62,521	61,217	139,537	134,879
Costs and expenses:
Operating, general and administrative	28,150	28,731	54,655	57,779
Operating fuel and power	7,926	7,192	15,555	15,241
Depreciation and amortization	9,537	8,998	18,835	17,636
Taxes — other than income taxes	2,440	2,492	5,348	5,335
Gains on sales of assets	(15)	(17)	(107)	(17)
Total costs and expenses	48,038	47,396	94,286	95,974
Operating income	14,483	13,821	45,251	38,905
Interest expense — net	(7,594)	(6,581)	(15,553)	(13,490)
Equity losses	(246)	(1,465)	(2,067)	(3,243)
Other income — net	121	173	270	445
Net income	$6,764	$5,948	$27,901	$22,617

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$27,901	$22,617
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,835	17,636
Losses in equity investments, net of distributions	9,367	8,193
Non-cash portion of interest expense	136	15
Gains on sales of assets	(107)	(17)
Decrease in accounts receivable, trade	5,378	9,332
Decrease (increase) in accounts receivable, related parties	502	(2,609)
(Increase) decrease in inventories	(952)	1,543
(Increase) decrease in other current assets	(918)	1,883
Decrease in accounts payable and accrued expenses	(3,162)	(3,813)
Decrease in accounts payable, related parties	(21,082)	19,589
Other	(4,047)	(6,113)
Net cash provided by operating activities	31,851	68,256
Cash flows from investing activities:
Investment in Mont Belvieu Storage Partners, L.P	(1,109)	(17,211)
Purchase of assets	—	(1,962)
Investment in Centennial Pipeline LLC	—	(1,500)
Capital expenditures	(27,025)	(24,640)
Net cash used in investing activities	(28,134)	(45,313)
Cash flows from financing activities:
Proceeds from note payable, Parent Partnership	58,481	70,087
Repayments of note payable, Parent Partnership	(297,624)	(34,633)
Equity contributions — Parent Partnership	294,822	—
Distributions paid	(59,382)	(58,585)
Net cash used in financing activities	(3,703)	(23,131)
Net increase (decrease) in cash and cash equivalents	14	(188)
Cash and cash equivalents at beginning of period	—	188
Cash and cash equivalents at end of period	$14	$—
Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$16,006	$12,881

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

We restated our consolidated financial statements and related financial information for the three months and six months ended June 30, 2005 and 2004, for an accounting correction. See Note 10. Restatement of Consolidate Financial Statements for a discussion of the restatement adjustment and the impact on previously issued financial statements.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term, conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity. Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of reporting periods ending after December 15, 2005. As such, we will adopt FIN 47 in the fourth quarter of 2005. Retrospective application for interim financial information is permitted but is not required. Early adoption of FIN 47 is encouraged. We do not believe that the adoption of FIN 47 will have a material effect on our financial position, results of operations or cash flows.

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

The following table reflects the components of amortized intangible assets, included in other assets on the consolidated balance sheets, and excess investment included in equity investments, at June 30, 2005, and December 31, 2004 (in thousands):

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Transportation agreements	$1,328	$(294)	$1,328	$(260)

Excess investment:
Centennial Pipeline LLC	$33,400	$(10,992)	$33,400	$(8,875)

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

Amortization expense on intangible assets was $16,603 for each of the three-month periods ended June 30, 2005 and 2004, and $33,205 for each of the six-month periods ended June 30, 2005 and 2004. Amortization expense on excess investments included in equity earnings was $1.1 million and $1.0 million for the three months ended June 30, 2005 and 2004, respectively, and $2.1 million and $1.5 million for the six months ended June 30, 2005 and 2004, respectively.

The following table sets forth the estimated amortization expense of intangible assets and the estimated amortization expense allocated to equity earnings for the years ending December 31 (in thousands):

	Intangible Assets	Excess Investment
2005	$66	$4,072
2006	66	3,999
2007	66	4,422
2008	66	4,747
2009	66	6,187

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

The components of net pension benefits costs allocated to us for the TEPPCO RCBP and the TEPPCO SBP for the three and six months ended June 30, 2005 and 2004, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost benefit earned during the period	$589	$635	$1,154	$1,271
Interest cost on projected benefit obligation	131	120	257	241
Expected return on plan assets	(146)	(157)	(286)	(315)
Amortization of prior service cost	1	2	2	4
Recognized net actuarial loss	16	3	31	7
SFAS 88 curtailment charge	14	—	28	—
Net pension benefits costs	$605	$603	$1,186	$1,208

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

The components of net postretirement benefits cost allocated to us for the TEPPCO OPB for the three months and six months ended June 30, 2005 and 2004, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost benefit earned during the period	$23	$29	$45	$58
Interest cost on accumulated postretirement benefit obligation	19	33	38	65
Amortization of prior service cost	15	28	29	56
Recognized net actuarial loss	1	—	2	—
SFAS 106 curtailment credit	(470)	—	(922)	1
Net postretirement benefits costs	$(412)	$90	$(808)	$180

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

On February 24, 2005, the Company was acquired from DEFS by DFI. The Company owns a 2% general partner interest in the Parent Partnership and is the general partner of the Parent Partnership. On March 11, 2005, the Bureau of Competition of the Federal Trade Commission (“FTC”) delivered written notice to DFI’s legal advisor that it was conducting a non-public investigation to determine whether DFI’s acquisition of the Company may substantially lessen competition. The FTC has contacted the Company requesting data. The Company intends to cooperate fully with any such investigations and inquiries requested by the FTC or any other regulatory authorities.

NOTE 10. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We are restating our previously reported consolidated financial statements for the quarterly periods ended June 30, 2004 and 2005. In the fourth quarter of 2005, we determined that our method of accounting for the $33.4 million excess investment in Centennial, previously described as an intangible asset with an indefinite life, was incorrect. Through our accounting for this excess investment in Centennial as an intangible asset with an indefinite life, we had been testing the amount for impairment on an annual basis as opposed to amortizing it over a determinable life. We determined that it would be more appropriate to account for this excess investment as an intangible asset with a determinable life. As a result, we made a non-cash adjustment that reduced the net value of the excess investment in Centennial and increased amortization expense allocated to our equity earnings. The restatement caused a $1.1 million and $1.0 million reduction to net income as previously reported for the three months ended June 30, 2005 and 2004, respectively, and a $2.1 million and $1.5 million reduction to net income as previously reported for the six months ended June 30, 2005 and 2004, respectively. We restated previously reported consolidated financial statements for the fiscal year ended December 31, 2003 and 2004 in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The following tables summarize the impact of the restatement adjustment on previously reported balance sheet amounts for June 30, 2005, and income statement amounts and cash flow amounts for the periods ended June 30, 2005 and 2004 (in thousands):

Balance Sheet Amounts:

	June 30, 2005
	As Previously Reported	Adjustment	As Restated
Equity investments	$166,432	$(10,992)	$155,440
Total assets	$957,335	$(10,992)	$946,343
Partners’ capital:
General partner’s interest	$4	$—	$4
Limited partners’ interest	406,946	(10,992)	395,954
Total partners’ capital	406,950	(10,992)	395,958
Total liabilities and partners’ capital	$957,335	$(10,992)	$946,343

Income Statement Amounts:

	Three Months Ended June 30, 2005
	As Previously Reported	Adjustment	As Restated
Equity earnings (losses)	$892	$(1,138)	$(246)
Net income	7,902	(1,138)	6,764

	Three Months Ended June 30, 2004
	As Previously Reported	Adjustment	As Restated
Equity losses	$(509)	$(956)	$(1,465)
Net income	6,904	(956)	5,948

	Six Months Ended June 30, 2005
	As Previously Reported	Adjustment	As Restated
Equity earnings (losses)	$50	$(2,117)	$(2,067)
Net income	30,018	(2,117)	27,901

	Six Months Ended June 30, 2004
	As Previously Reported	Adjustment	As Restated
Equity losses	$(1,747)	$(1,496)	$(3,243)
Net income	24,113	(1,496)	22,617

Cash Flow Amounts:

	Six Months Ended June 30, 2005
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$30,018	$(2,117)	$27,901
(Earnings) losses from equity investments, net of distributions	7,250	2,117	9,367

	Six Months Ended June 30, 2004
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$24,113	$(1,496)	$22,617
Losses in equity investments, net of distributions	6,697	1,496	8,193

NOTE 11. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following review of our financial position and results of operations in conjunction with our Consolidated Financial Statements. Material period-to-period variances in the consolidated statements of income are discussed under “Results of Operations.” The adjustments resulting from the restatement of our financial statements are discussed under “Restatement of Consolidated Financial Statements.” The “Financial Condition and Liquidity” section analyzes our cash flows and financial position. “Other Considerations” addresses trends, future plans and contingencies that are reasonably likely to materially affect future liquidity or earnings. The Consolidated Financial Statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Restatement of Consolidated Financial Statements

We are restating our previously reported consolidated financial statements for the quarterly periods ended June 30, 2004 and 2005. In the fourth quarter of 2005, we determined that our method of accounting for the $33.4 million excess investment in Centennial, previously described as an intangible asset with an indefinite life, was incorrect. Through our accounting for this excess investment in Centennial as an intangible asset with an indefinite life, we had been testing the amount for impairment on an annual basis as opposed to amortizing it over a determinable life. We determined that it would be more appropriate to account for this excess investment as an intangible asset with a determinable life. As a result, we made a non-cash adjustment that reduced the net value of the excess investment in Centennial, and increased amortization expense allocated to our equity earnings. The restatement caused a $1.1 million and $1.0 million reduction to net income as previously reported for the three months ended June 30, 2005 and 2004, respectively, and a $2.1 million and $1.5 million reduction to net income as previously reported for the six months ended June 30, 2005 and 2004, respectively. We restated previously reported consolidated financial statements for the fiscal year ended December 31, 2003 and 2004 in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Management Overview of the Three Months and Six Months Ended June 30, 2005

We reported net income of $27.9 million for the six months ended June 30, 2005, compared with net income of $22.6 million for the six months ended June 30, 2004, and net income of $6.8 million for the three months ended June 30, 2005, compared with net income of $5.9 million for the three months ended June 30, 2004.

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

Results of Operations

The following table presents volumes delivered in barrels and average tariff per barrel for the three months and six months ended June 30, 2005 and 2004 (in thousands, except tariff information):

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Volumes Delivered
Refined products	42,097	41,936	1%	80,692	74,458	8%
LPGs	7,855	8,794	(11)%	22,657	22,002	3%
Total	49,952	50,730	(2)%	103,349	96,460	7%
Average Tariff per Barrel
Refined products	$0.90	$0.93	(3)%	$0.90	$0.94	(4)%
LPGs	1.84	1.56	18%	2.06	1.93	7%
Average system tariff per barrel	$1.05	$1.04	1%	$1.16	$1.17	(1)%

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

Costs and expenses increased $0.6 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, due to increased operating fuel and power and increased depreciation and amortization expense, partially offset by decreased operating, general and administrative expenses and decreased taxes — other than income. Operating fuel and power increased $0.7 million primarily due to increased mainline throughput and adjustments to power accruals. Depreciation expense increased $0.5 million primarily due to assets placed into service in 2005. Operating, general and administrative expenses decreased $0.6 million primarily due to a $1.4 million decrease in pipeline inspection and repair costs associated with our integrity management program and a $0.4 million decrease in consulting services and supplies primarily related to acquisition activities in 2004. These decreases were partially offset by a $0.7 million increase in pipeline operating and maintenance expenses, a $0.3 million increase in rental expense from the Centennial pipeline capacity lease agreement and a $0.2 million increase in insurance expense. Increased labor and benefits expenses associated with vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner higher incentive compensation expenses compared to the prior year period were offset by a $1.6 million decrease in postretirement benefit accruals related to plan amendments (see Note 8. Employee Benefit Plans).

Net losses from equity investments decreased for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, as shown below (in thousands):

	Three Months Ended
	June 30,		Increase
	2005	2004	(Decrease)
	(as restated)	(as restated)
Centennial	$(1,634)	$(3,242)	$1,608
MB Storage	1,365	1,785	(420)
Other	23	(8)	31
Total equity losses	$(246)	$(1,465)	$1,219

Equity losses in Centennial decreased $1.6 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to higher transportation revenues and volumes, partially offset by higher transmix related product replacement costs and product measurement losses during the 2005 period. Equity earnings in MB Storage decreased $0.4 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to higher pipeline rehabilitation expenses on the MB Storage system.

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

Costs and expenses decreased $1.7 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, due to decreased operating, general and administrative expenses, partially offset by increased depreciation and amortization expense and increased operating fuel and power. Operating, general and administrative expenses decreased $3.1 million primarily due to a $5.7 million decrease in pipeline inspection and repair costs associated with our integrity management program, and a $1.6 million decrease in postretirement benefit accruals related to plan amendments (see Note 8. Employee Benefit Plans) and a $0.3 million decrease in consulting services and supplies primarily related to acquisition related activities in 2004. These decreases were partially offset by a $2.4 million increase in labor and benefits expenses associated with vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner and higher incentive compensation expenses compared to the prior year period, a $1.0 million increase in rental expense from the Centennial pipeline capacity lease agreement, a $0.6 million increase in environmental remediation and assessment costs and a $0.6 million increase in pipeline operating and maintenance expense. Depreciation expense increased $1.2 million primarily due to assets placed into service and assets retired to depreciation expense in 2005. Operating fuel and power increased $0.3 million primarily due to increased mainline throughput and adjustments to power accruals.

Net losses from equity investments decreased for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, as shown below (in thousands):

	Six Months Ended
	June 30,		Increase
	2005	2004	(Decrease)
	(as restated)	(as restated)
Centennial	$(6,084)	$(7,639)	$1,555
MB Storage	3,998	4,414	(416)
Other	19	(18)	37
Total equity losses	$(2,067)	$(3,243)	$1,176

Equity losses in Centennial decreased $1.6 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to higher transportation revenues and volumes, partially offset by higher transmix related product replacement costs and product measurement losses during the 2005 period. Equity earnings in MB Storage decreased $0.4 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to increased depreciation and amortization expense, higher pipeline rehabilitation expenses and higher general and administrative expenses, partially offset by higher revenues and volumes. In April 2004, MB Storage acquired storage and pipeline assets and contracts for approximately $34.0 million, of which we contributed $16.5 million. Increases in storage revenue, shuttle revenue, rental revenue and depreciation and amortization expense for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, are primarily related to the acquired storage assets and contracts.

Financial Condition and Liquidity

Cash flows for the six months ended June 30, 2005 and 2004, were as follows (in thousands):

	Six Months Ended
	June 30,
	2005	2004
	(as restated)	(as restated)
Cash provided by (used in):
Operating activities	$31,8501	$68,256
Investing activities	(28,134)	(45,313)
Financing activities	(3,703)	(23,131)

Operating Activities

Net cash from operating activities for the six months ended June 30, 2005 and 2004, were comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2005	2004
	(as restated)	(as restated)
Net income	$27,901	$22,617
Depreciation and amortization	18,835	17,636
Losses in equity investments	2,067	3,243
Distributions from equity investments	7,300	4,950
Non-cash portion of interest expense	136	15
Gains on sales of assets	(107)	(17)
Cash provided by (used in) working capital and other	(24,281)	19,812
Net cash from operating activities	$31,851	$68,256

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

10.2+

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

TE Products Pipeline Company, Limited Partnership

Date: June 16, 2006	By:	/s/ JERRY E. THOMPSON
Jerry E. Thompson,
President and Chief Executive Officer of
TEPPCO GP, Inc., General Partner

Date: June 16, 2006	By:	/s/ WILLIAM G. MANIAS
William G. Manias,
Vice President and Chief Financial Officer of
TEPPCO GP, Inc., General Partner