Form 10-Q/A
period 2005-09-30
TE PRODUCTS PIPELINE CO LP
filed 2006-06-16
CIK 1045548

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
Yes ☐   No ☒

EXPLANATORY NOTE

This Amended Quarterly Report (“Report”) on Form 10-Q includes restated financial statements as of and for the three months and nine months ended September 30, 2005 and 2004. The restated financial statements include the effect of correcting the accounting for our excess investment in Centennial Pipeline LLC from an intangible asset with an indefinite life to an intangible asset with a determinable life. The restatement caused a $1.2 million and $0.9 million reduction to net income as previously reported for the three months ended September 30, 2005 and 2004, respectively, and a $3.3 million and $2.4 million reduction to net income as previously reported for the nine months ended September 30, 2005 and 2004, respectively.

For further discussion of the effect of the restatement, see Note 12. Restatement of Consolidated Financial Statements in this Report and Note 19. Restatement of Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Annual Report”).

In our 2005 Annual Report, we indicated in the introductory explanatory note that the restatement presented in this filing would be reported in our Quarterly Report on Form 10-Q for the quarterly period September 30, 2006. We also noted that we did not plan to file any other amendments to our previously filed Quarterly Reports on Form 10-Q since we had included restated financial data for the quarterly periods ended March 31, 2005 and 2004, June 30, 2005 and 2004, and September 30, 2005 and 2004 in our 2005 Annual Report. However, we are amending our Quarterly Report on Form 10-Q for the period ended September 30, 2005, in order to provide investors with a more convenient comparative presentation of the effects of the restatement for the quarterly periods ended September 30, 2005 and 2004.

As a result of the restatement described above, this Report amends the following sections of our Form 10-Q for the period ended September 30, 2005, which was filed with the Securities and Exchange Commission on November 1, 2005 (the “Initial Report”):

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

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2005 (unaudited) (as restated) and December 31, 2004

Consolidated Statements of Income for the three months and nine months ended September 30, 2005 and 2004 (unaudited) (as restated)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited) (as restated)

Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

Signatures

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2005	December 31, 2004
	(as restated)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$--	$--
Accounts receivable, trade (net of allowance for doubtful accounts of $56 and $56)	20,559	21,090
Accounts receivable, related parties	1,868	2,379
Inventories	14,795	10,093
Other	16,838	12,143
Total current assets	54,060	45,705
Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $331,347 and $311,197)	798,895	722,334
Equity investments	155,849	160,998
Other assets	18,529	16,156
Total assets	$1,027,333	$945,193

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$8,879	$10,211
Accounts payable, related parties	26,621	65,375
Accrued interest	7,014	17,063
Other accrued taxes	7,993	5,605
Other	12,178	9,339
Total current liabilities	62,685	107,593
Senior Notes	391,260	393,317
Note Payable, Parent Partnership	188,948	301,686
Other liabilities and deferred credits	14,780	9,980
Commitments and contingencies
Partners’ capital:
General partner’s interest	4	2
Limited partner’s interest	369,656	132,615
Total partners’ capital	369,660	132,617
Total liabilities and partners’ capital	$1,027,033	$945,193

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(as restated)	(as restated)	(as restated)	(as restated)
Operating revenues:
Transportation — Refined products	$38,240	$43,386	$111,039	$113,294
Transportation — LPGs	16,519	16,071	63,220	58,572
Other	10,107	7,908	30,144	30,378
Total operating revenues	64,866	67,365	204,403	202,244

Costs and expenses:
Operating, general and administrative	30,101	32,841	84,756	90,718
Operating fuel and power	8,142	8,465	23,697	23,706
Depreciation and amortization	9,818	12,756	28,653	30,392
Taxes — other than income taxes	3,014	1,979	8,362	7,314
Gains on sales of assets	(24)	(472)	(131)	(587)
Total costs and expenses	51,051	55,569	145,337	151,543

Operating income	13,815	11,796	59,066	50,701

Interest expense — net	(7,286)	(6,979)	(22,839)	(20,469)
Equity losses	(651)	(1,234)	(2,718)	(4,477)
Other income — net	306	203	576	648

Net income	$6,184	$3,786	$34,085	$26,403

See accompanying Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2005	2004
	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$34,085	$26,403
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,653	30,392
Losses from equity investments, net of distributions	13,406	13,002
Non-cash portion of interest expense	199	22
Gains on sales of assets	(131)	(587)
Decrease in accounts receivable	531	7,210
(Increase) decrease in accounts receivable, related parties	511	(4,330)
(Increase) decrease in inventories	(4,642)	871
(Increase) decrease in other current assets	(4,695)	2,049
Decrease in accounts payable and accrued expenses	(2,162)	(11,237)
Increase (decrease) in accounts payable, related parties	(38,754)	44,470
Other	(7,351)	(11,253)
Net cash provided by operating activities	19,650	97,012

Cash flows from investing activities:
Proceeds from sale of assets	—	590
Investment in Mont Belvieu Storage Partners, L.P	(2,635)	(20,161)
Purchase of assets	(68,969)	(1,962)
Investment in Centennial Pipeline LLC	—	(1,500)
Capital expenditures	(38,266)	(51,275)
Net cash used in investing activities	(109,870)	(74,308)

Cash flows from financing activities:
Proceeds from note payable, Parent Partnership	148,508	90,377
Repayments of note payable, Parent Partnership	(261,246)	(24,993)
Equity contributions — Parent Partnership	294,820	—
Distributions paid	(91,862)	(88,276)
Net cash provided by (used in) financing activities	90,220	(22,892)

Net decrease in cash and cash equivalents	—	(188)

Cash and cash equivalents at beginning of period	—	188
Cash and cash equivalents at end of period	$—	$—

Non-cash investing activities:
Net assets transferred to Mont Belvieu Storage Partners, L.P.	$1,429	$—

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$30,786	$26,526

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

We restated our consolidated financial statements and related financial information for the three months and nine months ended September 30, 2005 and 2004, for an accounting correction. See Note 12. Restatement of Consolidated Financial Statements for a discussion of the restatement adjustment and the impact on previously issued financial statements.

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

The following table reflects the components of  amortized intangible assets, included in other assets on the consolidated balance sheets, and excess investments included in equity investments, at September 30, 2005, and December 31, 2004 (in thousands):

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets:
Transportation agreements	$1,328	$(310)	$1,328	$(260)

Excess investment:
Centennial Pipeline LLC	$33,400	$(12,167)	$33,400	$(8,875)

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

Amortization expense on intangible assets was $16,603 for each of the three-month periods ended September 30, 2005 and 2004, and $49,808 for each of the nine-month periods ended September 30, 2005 and 2004. Amortization expense on our excess investment included in equity earnings was $1.2 million and $0.9 million for the three months ended September 30, 2005 and 2004, respectively, and $3.3 million and $2.4 million for the nine months ended September 30, 2005 and 2004, respectively.

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

NOTE 6. INVENTORIES

Inventories are valued at the lower of cost (based on weighted average cost method) or market. The costs of inventories did not exceed market values at September 30, 2005, and December 31, 2004. The major components of inventories were as follows (in thousands):

	September 30, 2005	December 31, 2004
Refined products	$7,335	$5,665
LPGs	2,511	—
Materials and supplies	4,949	4,428
Total	$14,795	$10,093

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

Summarized combined balance sheet data for Centennial and MB Storage as of September 30, 2005, and December 31, 2004, is presented below (in thousands):

	September 30, 2005	December 31, 2004
Current assets	$46,836	$39,228
Noncurrent assets	371,413	377,924
Current liabilities	44,275	36,015
Long-term debt	140,000	140,000
Noncurrent liabilities	18,863	20,383
Partners’ capital	215,111	220,754

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

NOTE 12.              RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We are restating our previously reported consolidated financial statements for the quarterly periods ended September 30, 2004 and 2005. In the fourth quarter of 2005, we determined that our method of accounting for the $33.4 million excess investment in Centennial, previously described as an intangible asset with an indefinite life, was incorrect. Through our accounting for this excess investment in Centennial as an intangible asset with an indefinite life, we have been testing the amount for impairment on an annual basis as opposed to amortizing it over a determinable life. We determined that it would be more appropriate to account for this excess investment as an intangible asset with a determinable life. As a result, we made a non-cash adjustment that reduced the net value of the excess investment in Centennial and increased amortization expense allocated to our equity earnings. The restatement caused a $1.2 million and $0.9 million reduction to net income as previously reported for the three months ended September 30, 2005 and 2004, respectively, and a $3.3 million and $2.4 million reduction to net income as previously reported for the nine months ended September 30, 2005 and 2004, respectively. We restated previously reported consolidated financial statements for the fiscal years ended December 31, 2003 and 2004 in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The following tables summarize the impact of the restatement adjustment on previously reported balance sheet amounts for September 30, 2005, and income statement amounts and cash flow amounts for the periods ended September 30, 2005 and 2004 (in thousands):

Balance Sheet Amounts:

	September 30, 2005
	As Previously Reported	Adjustment	As Restated

Equity investments	$168,016	$(12,167)	$155,849
Total assets	$1,039,500	$(12,167)	$1,027,333

Partners’ capital:
General partner’s interest	$4	$—-	$4
Limited partners’ interest	381,823	(12,167)	369,656
Total partners’ capital	381,827	(12,167)	369,660
Total liabilities and partners’ capital	$1,039,500	$(12,167)	$1,027,333

Income Statement Amounts:

	Three Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated
Equity earnings (losses)	$524	$(1,175)	$(651)
Net income	7,359	(1,175)	6,184

	Three Months Ended September 30, 2004
	As Previously Reported	Adjustment	As Restated
Equity losses	$(322)	$(912)	$(1,234)
Net income	4,698	(912)	3,786

	Nine Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated
Equity earnings (losses)	$574	$(3,292)	$(2,718)
Net income	37,377	(3,292)	34,085

	Nine Months Ended September 30, 2004
	As Previously Reported	Adjustment	As Restated
Equity losses	$(2,069)	$(2,408)	$(4,477)
Net income	28,811	(2,408)	26,403

Cash Flow Amounts:

	Nine Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$37,377	$(3,292)	$34,085
(Earnings) losses from equity investments, net of distributions	10,114	3,292	13,406

	Nine Months Ended September 30, 2004
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$28,811	$(2,408)	$26,403
Losses in equity investments, net of distributions	10,594	2,408	13,002

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

Restatement of Consolidated Financial Statements

We are restating our previously reported consolidated financial statements for the quarterly periods ended September 30, 2004 and 2005. In the fourth quarter of 2005, we determined that our method of accounting for the $33.4 million excess investment in Centennial, previously described as an intangible asset with an indefinite life, was incorrect. Through our accounting for this excess investment in Centennial as an intangible asset with an indefinite life, we have been testing the amount for impairment on an annual basis as opposed to amortizing it over a determinable life. We determined that it would be more appropriate to account for this excess investment as an intangible asset with a determinable life. As a result, we made a non-cash adjustment that reduced the net value of the excess investment in Centennial and increased amortization expense allocated to our equity earnings. The restatement caused a $1.2 million and $0.9 million reduction to net income as previously reported for the three months ended September 30, 2005 and 2004, respectively, and a $3.3 million and $2.4 million reduction to net income as previously reported for the nine months ended September 30, 2005 and 2004, respectively. We restated previously reported consolidated financial statements for the fiscal years ended December 31, 2003 and 2004 in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Management Overview of the Three Months and Nine Months Ended September 30, 2005

We reported net income of $6.2 million for the three months ended September 30, 2005, compared with net income of $3.8 million for the three months ended September 30, 2004, and net income of $34.1 million for the nine months ended September 30, 2005, compared with net income of $26.4 million for the nine months ended September 30, 2004.

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

Results of Operations

The following table presents volumes delivered in barrels and average tariff per barrel for the three months and nine months ended September 30, 2005 and 2004 (in thousands, except tariff information):

	Three Months Ended September 30,		Percentage Increase	Nine Months Ended September 30,		Percentage Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Volumes Delivered:
Refined products	43,067	41,726	3%	123,759	116,184	7%
LPGs	8,646	9,107	(5)%	31,303	31,109	1%
Total	51,713	50,833	2%	155,062	147,293	5%

Average Tariff per Barrel:
Refined products (1)	$0.89	$1.04	(14)%	$0.90	$0.98	(8)%
LPGs	1.91	1.76	9%	2.02	1.88	7%
Average system tariff per barrel	$1.06	$1.17	(9)%	$1.12	$1.17	(4)%

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

Net losses from equity investments decreased for the three months ended September 30, 2005, compared with the three months ended September 30, 2004, as shown below (in thousands):

	Three Months Ended September 30,
	2005	2004	Increase
	(as restated)	(as restated)
Centennial	$(2,391)	$(2,751)	$360
MB Storage	1,728	1,530	198
Other	12	(13)	25
Total equity losses	$(651)	$(1,234)	$583

Equity losses in Centennial decreased $0.4 million for the three months ended September 30, 2005, compared with the three months ended September 30, 2004, primarily due to higher transportation revenues, decreased operating expenses and lower product measurement losses during the 2005 period. Equity earnings in

MB Storage increased $0.2 million for the three months ended September 30, 2005, compared with the three months ended September 30, 2004, primarily due to increased tender deduction and lease line revenues on the MB Storage system. As a result of Hurricane Rita, MB Storage’s revenues were reduced by approximately $0.2 million during the three months ended September 30, 2005. We expect the impact of Hurricane Rita to reduce MB Storage’s fourth quarter 2005 revenues by an estimated $0.1 million and increase operating expenses by approximately $0.4 million.

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

Net losses from equity investments decreased for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, as shown below (in thousands):

	Nine Months Ended September 30,		Increase
	2005	2004	(Decrease)
	(as restated)	(as restated)
Centennial	$(8,476)	$(10,390)	$1,914
MB Storage	5,727	5,944	(217)
Other	31	(31)	62
Total equity losses	$(2,718)	$(4,477)	$1,759

Equity losses in Centennial decreased $1.9 million for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, primarily due to higher transportation revenues and volumes and lower transmix related product replacement costs and product measurement losses during the 2005 period. Equity earnings in MB Storage decreased $0.2 million for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, primarily due to increased depreciation and amortization expense and higher general and administrative expenses, partially offset by higher rental and storage revenues and volumes. MB Storage’s revenues were also impacted by Hurricane Rita as discussed above. In April 2004, MB Storage acquired storage and pipeline assets and contracts for approximately $35.0 million, of which we contributed $16.5 million. Increases in storage revenue, shuttle revenue, rental revenue and depreciation and amortization expense for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, are primarily related to the acquired storage assets and contracts.

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

	Nine Months Ended September 30,
	2005	2004
	(as restated)	(as restated)
Cash provided by (used in):
Operating activities	$19,650	$97,012
Investing activities	(109,870)	(74,308)
Financing activities	90,220	(22,892)

Operating Activities

Net cash from operating activities for the nine months ended September 30, 2005 and 2004, were comprised of the following (in thousands):

	Nine Months Ended September 30,
	2005	2004
	(as restated)	(as restated)
Net income	$34,085	$26,403
Depreciation and amortization	28,653	30,392
Losses in equity investments	2,718	4,477
Distributions from equity investments	10,688	8,525
Non-cash portion of interest expense	199	22
Gains on sales of assets	(131)	(587)
Cash provided by (used in) working capital and other	(56,562)	27,780
Net cash from operating activities	$19,650	$97,012

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

Investing Activities

Cash flows used in investing activities totaled $109.9 million for the nine months ended September 30, 2005, and were comprised of $69.0 million for acquisitions, $38.4 million of capital expenditures and $2.5 million of cash contributions of our ownership interest in MB Storage for capital expenditures. Cash flows used in investing activities totaled $74.3 million for the nine months ended September 30, 2004, and were comprised of $51.2 million of capital expenditures, $1.5 million of cash contributions for our ownership interest in Centennial to cover operating needs and capital expenditures, $20.2 million of cash contributions for our ownership interest in MB Storage, of which $16.5 million was used to acquire storage assets and $2.0 million for the acquisition of assets, partially offset by $0.6 million in net cash proceeds from the sale of various assets.

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