Form 10-Q
period 2006-06-30
TE PRODUCTS PIPELINE CO LP
filed 2006-08-04
CIK 1045548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-13603

TE Products Pipeline Company, Limited Partnership

(Exact name of Registrant as specified in its charter)

Delaware	76-0329620
(State of Incorporation	(I.R.S. Employer
or Organization)	Identification Number)

1100 Louisiana Street, Suite 1300
Houston, Texas 77002
(Address of principal executive offices, including zip code)

(713) 381-3636
(Registrant’s telephone number, including area code)

2929 Allen Parkway
P.O. Box 2521
Houston, Texas 77252-2521
(Former address)

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

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, trade (net of allowance for doubtful accounts of $0 and $45)	15,833	26,338
Accounts receivable, related parties	4,246	2,182
Inventories	18,482	16,449
Other	13,954	14,911
Total current assets	52,515	59,880
Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $358,432 and $340,562)	816,542	808,761
Equity investments	151,916	157,335
Other assets	17,359	16,566
Total assets	$1,038,332	$1,042,542
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$9,173	$13,540
Accounts payable, related parties	1,188	19,973
Accrued interest	16,522	16,151
Other accrued taxes	7,171	7,524
Other	6,624	7,220
Total current liabilities	40,678	64,408
Senior notes	378,624	389,048
Note payable, Parent Partnership	236,791	206,906
Other liabilities and deferred credits	24,852	14,500
Commitments and contingencies
Partners’ capital:
General partner’s interest	4	4
Limited partner’s interest	357,383	367,676
Total partners’ capital	357,387	367,680
Total liabilities and partners’ capital	$1,038,332	$1,042,542

See accompanying Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues:
Transportation – Refined products	$39,443	$37,834	$71,242	$72,799
Transportation – LPGs	13,354	14,470	42,775	46,701
Other	15,601	10,217	27,179	20,037
Total operating revenues	68,398	62,521	141,196	139,537

Costs and expenses:
Operating expenses	26,168	24,641	49,493	46,944
Operating fuel and power	8,289	7,926	17,543	15,555
General and administrative	4,701	3,509	9,795	7,711
Depreciation and amortization	9,865	9,537	19,894	18,835
Taxes – other than income taxes	3,117	2,440	5,709	5,348
Gains on sales of assets	(18)	(15)	(25)	(107)
Total costs and expenses	52,122	48,038	102,409	94,286

Operating income	16,276	14,483	38,787	45,251

Interest expense – net	(7,955)	(7,594)	(16,289)	(15,553)
Equity losses	(2,366)	(246)	(3,632)	(2,067)
Other income – net	164	121	943	270

Net income	$6,119	$6,764	$19,809	$27,901

See accompanying Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net income	$19,809	$27,901
Adjustments to reconcile net income to cash provided byoperating activities:
Depreciation and amortization	19,894	18,835
Losses in equity investments	3,632	2,067
Distributions from equity investments	7,840	7,300
Non-cash portion of interest expense	271	136
Gains on sales of assets	(25)	(107)
Decrease in accounts receivable, trade	10,505	5,378
Decrease (increase) in accounts receivable, related parties	(2,064)	502
Increase in inventories	(2,033)	(952)
Decrease (increase) in other current assets	957	(918)
Decrease in accounts payable and accrued expenses	(5,518)	(3,162)
Decrease in accounts payable, related parties	(18,785)	(21,082)
Other	(3,117)	(4,047)
Net cash provided by operating activities	31,366	31,851

Cash flows from investing activities:
Investment in Mont Belvieu Storage Partners, L.P.	(1,720)	(1,109)
Investment in Centennial Pipeline LLC	(2,500)	—
Capital expenditures	(27,223)	(27,025)
Net cash used in investing activities	(31,443)	(28,134)

Cash flows from financing activities:
Proceeds from note payable, Parent Partnership	44,812	58,481
Repayments of note payable, Parent Partnership	(14,633)	(297,624)
Equity contributions – Parent Partnership	—-	294,822
Distributions paid	(30,102)	(59,382)
Net cash provided by (used in) financing activities	77	(3,703)

Net increase in cash and cash equivalents	—	14

Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$14

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$16,637	$16,006

See accompanying Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)
(in thousands)

	General Partner’s Interest	Limited Partner’s Interest	Total

Partners’ capital at December 31, 2005	$4	$367,676	$367,680
Net income allocation	1	19,808	19,809
Cash distributions	(1)	(30,101)	(30,102)

Partners’ capital at June 30, 2006	$4	$357,383	$357,387

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

The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of June 30, 2006, and the results of our operations and cash flows for the periods presented.  The results of operations for the three months and six months ended June 30, 2006, are not necessarily indicative of results of our operations for the full year 2006.  You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 2005.  We have reclassified certain amounts from prior periods to conform to the current presentation.

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

At June 30, 2006, we had working capital surplus of $11.8 million, while at December 31, 2005, we had a working capital deficit of $4.5 million.  Our primary sources of liquidity are cash generated from operations and from loans or capital contributions from our Parent Partnership.  Working capital deficits occur primarily from the timing of operating cash receipts from customers, payment of cash distributions and the payment of normal operating expenses and capital expenditures.  Our Parent Partnership has historically made capital contributions, loans or otherwise provided liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so.  At June 30, 2006, our Parent Partnership had $240.8 million in available borrowing capacity under its revolving credit facility.

Asset Retirement Obligations

During the second quarter of 2006, we recorded $0.3 million of expense, included in depreciation and amortization expense, related to a conditional asset retirement obligation.  Additionally, we recorded a $0.4 million liability, which represents the fair value, as measured at June 30, 2006, of the conditional asset retirement obligation related to structural restoration work to be completed on leased office space that is required upon our anticipated office lease termination.  This conditional asset retirement obligation was not previously recorded, due to the indeterminate range of settlement dates and settlement methods, during the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which we adopted on January 1, 2003 and December 31, 2005, respectively.  With the availability of new information, we were able to assign probabilities for settlement dates and settlement methods for use in an expected present value measurement of fair value.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment.  SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value.  In April 2005, both the FASB and the Securities and Exchange Commission decided to delay the effective date for public companies to implement   SFAS 123(R).  SFAS 123(R) became effective for public companies for annual periods beginning after June 15, 2005.  Accordingly, our Parent Partnership adopted SFAS 123(R) in the first quarter of 2006, under the modified prospective transition method.  Our Parent Partnership’s 1999 and 2005 Phantom Unit Plans are liability awards under the provisions of this statement.  We are allocated a portion of the expense related to our Parent Partnership’s compensation plans.  No additional compensation expense has been recorded in connection with the adoption of SFAS 123(R) as our Parent Partnership has historically recorded the associated liabilities at fair value.  The adoption of SFAS 123(R) did not have a material effect on our financial position, results of operations or cash flows.

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

In September 2005, the EITF reached consensus in EITF 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, to define when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction subject to APB Opinion No. 29, Accounting for Nonmonetary Transactions.  Two or more inventory transactions with the same party should be combined if they are entered into in contemplation of one another.  The EITF also requires entities to account for exchanges of inventory in the same line of business at fair value or recorded amounts based on inventory classification.  The guidance in EITF 04-13 is effective for new inventory arrangements entered into in reporting periods beginning after March 15, 2006.  We adopted EITF 04-13 on April 1, 2006, and the adoption of EITF 04-13 did not have a material effect on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement improves the financial reporting of certain hybrid financial instruments and simplifies the accounting for these instruments. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the fiscal year that begins after September 15, 2006 (January 1, 2007).  At June 30, 2006, we did not have any hybrid financial securities outstanding and, as such, we do not believe that adoption of this statement will have  a material effect on our financial position, results of operations or cash flows.

In June 2006, the EITF reached consensus in EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).  The accounting guidance permits companies to elect to present on either a gross or net basis sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a seller and a customer.  The gross basis includes the taxes in revenues and costs; the net basis excludes the taxes from revenues. The accounting guidance does not apply to tax systems that are based on gross receipts or total revenues.

EITF 06-3 requires companies to disclose their policy for presenting the taxes and disclose any amounts presented on a gross basis if those amounts are significant.  The guidance in EITF 06-3 is effective January 1, 2007.  As a matter of policy, we report such taxes on a net basis.  We believe that adoption of EITF 06-3 will not have a material effect on our financial position, results of operations or cash flows.

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

The following table reflects the components of amortized intangible assets, included in other assets on the consolidated balance sheets, and excess investment included in equity investments, at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets:
Transportation agreements	$1,000	$(283)	$1,328	$(326)

Excess investment:
Centennial Pipeline LLC	$33,390	$(14,651)	$33,390	$(12,947)

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

Amortization expense on intangible assets was less than $0.1 million for the three-month and six-month periods ended June 30, 2006 and 2005.  Amortization expense on excess investments included in equity earnings was $1.0 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively, and was $1.7 million and $2.1 million for the six months ended June 30, 2006 and 2005, respectively.

The following table sets forth the estimated amortization expense of intangible assets and the estimated amortization expense allocated to equity earnings for the years ending December 31 (in thousands):

	Intangible Assets	Excess Investments
2006	$50	$3,999
2007	50	4,422
2008	50	4,747
2009	50	6,187
2010	50	6,351

NOTE 3.  INTEREST RATE SWAP

In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028.  We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes.  Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and receive a fixed rate of interest of 7.51%.  During the six months ended June 30, 2006 and 2005, we recognized reductions in interest expense of $1.2 million and $3.3 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarters ended June 30, 2006 and 2005, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair value of this interest rate swap was a loss of approximately $11.3 million and $0.9 million at June 30, 2006, and December 31, 2005, respectively.

NOTE 4.  INVENTORIES

Inventories are valued at the lower of cost (based on weighted average cost method) or market.  The costs of inventories did not exceed market values at June 30, 2006, and December 31, 2005. The major components of inventories were as follows (in thousands):

	June 30, 2006	December 31, 2005
Refined products	$—	$4,461
LPGs	13,278	7,403
Materials and supplies	5,204	4,585
Total	$18,482	$16,449

NOTE 5.  EQUITY INVESTMENTS

We own a 50% ownership interest in Centennial Pipeline LLC (“Centennial”), and Marathon Petroleum Company LLC (“Marathon”) owns the remaining 50% interest. Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois.  During the six months ended June 30, 2006, we contributed an additional $2.5 million to Centennial.  During the six months ended June 30, 2005, we did not invest any additional funds in Centennial.  We have received no cash distributions from Centennial since its formation.

We own a 50% ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”), and Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) owns the remaining 50% interest.  MB Storage owns storage capacity at the Mont Belvieu fractionation and storage complex and a short haul transportation shuttle system that ties Mont Belvieu, Texas, to the upper Texas Gulf Coast energy marketplace. MB Storage is a service-oriented, fee-based venture serving the fractionation, refining and petrochemical industries with substantial capacity and flexibility for the transportation, terminaling and storage of NGLs, LPGs and refined products.  MB Storage has no commodity trading activity.  We operate the facilities for MB Storage (see Note 10 regarding expected divestiture of MB Storage).

For the years ended December 31, 2006 and 2005, we receive the first $1.7 million per quarter (or $6.78 million on an annual basis) of MB Storage’s income before depreciation expense, as defined in the Agreement of Limited Partnership of MB Storage.  Our share of MB Storage’s earnings may be adjusted annually by the partners of MB Storage.  Any amount of MB Storage’s annual income before depreciation expense in excess of $6.78 million is allocated evenly between Louis Dreyfus and us.  Depreciation expense on assets each party originally contributed to MB Storage is allocated between us and Louis Dreyfus based on the net book value of the assets contributed.  Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation is allocated evenly between us and Louis Dreyfus. For the six months ended June 30, 2006 and 2005, our sharing ratios in the earnings of MB Storage were approximately 61.4% and 62.6%, respectively.  During the six months ended June 30, 2006, we received distributions of $7.8 million from MB Storage and contributed $1.7 million to MB Storage.  During the six months ended June 30, 2005, we received distributions of $7.3 million from MB Storage and contributed $1.1 million to MB Storage.

We use the equity method of accounting to account for our investments in Centennial and MB Storage.  Summarized combined financial information for Centennial and MB Storage for the six months ended June 30, 2006 and 2005, is presented below (in thousands):

	Six Months Ended June 30,
	2006	2005
Revenues	$33,900	$36,719
Net income (loss)	(1,258)	3,847

Summarized combined balance sheet data for Centennial and MB Storage as of June 30, 2006, and December 31, 2005, is presented below (in thousands):

	June 30,	December 31,
	2006	2005
Current assets	$26,769	$36,647
Noncurrent assets	364,814	369,679
Current liabilities	10,326	23,621
Long-term debt	150,000	150,000
Noncurrent liabilities	20,872	13,522
Partners’ capital	210,385	219,183

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

The Senior Notes do not have sinking fund requirements.  Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year.  The Senior Notes are unsecured obligations and rank pari passu with all of our other unsecured and unsubordinated indebtedness.  The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indenture does not limit our ability to incur additional indebtedness.  As of June 30, 2006, we were in compliance with the covenants of the Senior Notes.

We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above.  The fair value of this interest rate swap was a loss of approximately $11.3 million and $0.9 million at June 30, 2006, and December 31, 2005, respectively (see Note 3).

The following table summarizes the estimated fair values of the Senior Notes as of June 30, 2006, and December 31, 2005 (in millions):

		Fair Value
	Face Value	June 30, 2006	December 31, 2005

6.45% Senior Notes, due January 2008	$180.0	$181.0	$183.7
7.51% Senior Notes, due January 2028	210.0	221.1	224.1

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

On October 21, 2004, our Parent Partnership entered into a $600.0 million unsecured revolving credit facility with a five year term, including the issuance of letters of credit of up to $100.0 million (“Revolving Credit Facility”).  The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings.  Financial covenants in the Revolving Credit Facility require that our Parent Partnership maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods.  Other restrictive covenants in the Revolving Credit Facility limit our Parent Partnership’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, make certain distributions, incur liens, engage in specified transactions with affiliates and complete mergers, acquisitions and sales of assets.  On February 23, 2005, the Parent Partnership amended its Revolving Credit Facility to remove the requirement that DEFS must at all times own, directly or indirectly, 100% of the Company, to allow for its acquisition by DFI (see Note 1).   During the second quarter of 2005, the Parent Partnership used a portion of the proceeds from an equity offering in May 2005 to repay a portion of the Revolving Credit Facility.  On December 13, 2005, the Parent Partnership amended its Revolving Credit Facility as follows:

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

At June 30, 2006, $445.0 million was outstanding under the Parent Partnership’s Revolving Credit Facility at a weighted average interest rate of 5.8%. At June 30, 2006, our Parent Partnership was in compliance with the covenants of this credit facility. Please see Note 11 for information regarding an amendment to the Revolving Credit Facility.

At June 30, 2006 and December 31, 2005, we had unsecured intercompany notes payable to our Parent Partnership of $236.8 million and $206.9 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at June 30, 2006, was 6.4%.  At June 30, 2006, accrued interest includes $3.9 million due to our Parent Partnership.  For the six months ended June 30, 2006 and 2005, interest expense incurred on the note payable to our Parent Partnership totaled $6.8 million and $5.1 million, respectively.

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

During the six months ended June 30, 2006 and 2005, we paid cash distributions to our Parent Partnership totaling $30.1 million and $59.4 million, respectively.  On August 7, 2006, we will pay a cash distribution to our Parent Partnership of $20.3 million for the quarter ended June 30, 2006.

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

Our Parent Partnership allocates operating, general and administrative expenses to us for legal, insurance, financial, communication and other administrative services based upon the estimated level of effort devoted to our various operations.  In addition, we make cash payments on behalf of the Parent Partnership for various expenses.  At June 30, 2006, we had a net receivable of $3.2 million and at December 31, 2005, we had a net payable of $18.5 million to our Parent Partnership related to these affiliated activities.

EPCO and Affiliates and Duke Energy, DEFS and Affiliates

The following table summarizes the related party transactions with EPCO and affiliates and DEFS and affiliates for the three months and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues from EPCO and affiliates: (1)
Transportation – LPGs	$0.6	$0.7	$2.4	$1.6

Costs and Expenses from EPCO and affiliates: (1)
Payroll, administrative and other (2)	12.1	3.8	24.7	3.8

Revenues from DEFS and affiliates: (3)
Transportation – LPGs	—	—	—	0.7
Other operating revenues	—	—	—	1.1

Costs and Expenses from DEFS and affiliates: (3)
Payroll, administrative and other (4)	—	—	—	7.8

(1)          Operating revenues earned and expenses incurred from activities with EPCO and its affiliates are considered related party transactions beginning February 24, 2005, as a result of the change in ownership of the Company.

(2)          Substantially all of these costs were related to payroll, payroll related expenses and administrative expenses, including reimbursements related to employee benefits and employee benefit plans, incurred in managing us and our subsidiaries in accordance with the ASA.

(3)          Operating revenues earned and expenses incurred from activities with DEFS and its affiliates are considered related party transactions prior to February 23, 2005, at which time a change in ownership of the Company occurred.

(4)          Substantially all of these costs were related to payroll, payroll related expenses and administrative expenses incurred in managing us and our subsidiaries.

At June 30, 2006 and December 31, 2005, we had a receivable from EPCO and affiliates of $0.1 million and $1.3 million, respectively, related to transportation services provided to EPCO and affiliates.

Beginning February 24, 2005, the majority of our insurance coverage, including property, liability, business interruption, auto and directors and officers’ liability insurance, was obtained by our Parent Partnership through EPCO.  For the three months and six months ended June 30, 2006, we incurred insurance expense related to premiums paid by EPCO of $1.9 million and $3.0 million, respectively, and $0.9 million for the three months and six months ended June 30, 2005. At June 30, 2006 and December 31, 2005, we had insurance reimbursement receivables due from EPCO of $1.8 million and $1.3 million, respectively.

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

On May 27, 2005, the TEPPCO RCBP and the TEPPCO SBP were amended.  Effective May 31, 2005, participation in the TEPPCO RCBP was frozen, and no new participants were eligible to be covered by the plan after that date.  Effective June 1, 2005, EPCO adopted the TEPPCO RCBP and the TEPPCO SBP for the benefit of its employees providing services to us and our Parent Partnership.  Effective December 31, 2005, all plan benefits accrued were frozen, participants received no additional pay credits after that date, and all plan participants were 100% vested regardless of their years of service.  The TEPPCO RCBP plan was terminated effective December 31, 2005, and plan participants have the option to receive their benefits either through a lump sum payment in 2006 or through an annuity.  In April 2006, our Parent Partnership received a determination letter from the IRS providing IRS approval of the plan termination.  For those plan participants who elect to receive an annuity, our Parent Partnership will purchase an annuity contract from an insurance company in which the plan participant owns the annuity, absolving our Parent Partnership of any future obligation to the participant.  Participants in the TEPPCO SBP received pay credits through November 30, 2005, and received lump sum benefit payments in December 2005.  Both the RCBP and SBP benefit payments are discussed below.

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

The mortality table was changed to reflect overall improvements in mortality experienced by the general population.  The curtailment charge arose due to the accelerated recognition of the unrecognized prior service costs.  The Parent Partnership recorded additional settlement charges of approximately $0.2 million in the fourth quarter of 2005 relating to the TEPPCO SBP.  The Parent Partnership expects to record additional settlement charges of approximately $4.0 million in the third quarter of 2006 relating to the TEPPCO RCBP for any existing unrecognized losses upon the plan termination and final distribution of the assets to the plan participants. We expect to be allocated a share of these charges.

The components of net pension benefits costs allocated to us for the TEPPCO RCBP and the TEPPCO SBP for the three months and six months ended June 30, 2006 and 2005, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost benefit earned during the period	$—	$589	$—	$1,154
Interest cost on projected benefit obligation	169	131	335	257
Expected return on plan assets	(77)	(146)	(161)	(286)
Amortization of prior service cost	—	1	—	2
Amortization of actuarial losses	21	16	43	31
SFAS 88 curtailment chargee	—	14	—	28
Net pension benefits costs	$113	$605	$217	$1,186

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

In May 2005, benefits provided to employees under the TEPPCO OPB were changed.  Employees eligible for these benefits received them through December 31, 2005, however, effective December 31, 2005, these benefits were terminated.  As a result of this change in benefits and in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, the Parent Partnership recorded a curtailment credit of approximately $1.7 million in its accumulated postretirement obligation, which reduced the Parent Partnership’s accumulated postretirement obligation to the total of the expected remaining 2005 payments under the TEPPCO OPB.  The employees participating in this plan at that time were transferred to DEFS, who is expected to provide postretirement benefits to these retirees.  Our Parent Partnership recorded a one-time settlement to DEFS in the third quarter of 2005 of $0.4 million for the remaining postretirement benefits.  A portion of these charges were allocated to us.

The components of net postretirement benefits cost allocated to us for the TEPPCO OPB for the three months and six months ended June 30, 2006 and 2005, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost benefit earned during the period	$—	$23	$—	$45
Interest cost on accumulated postretirement benefit obligation	—	19	—	38
Amortization of prior service cost	—	15	—	29
Recognized net actuarial loss	—	1	—	2
SFAS 106 curtailment credit	—	(470)	—	(922)
Net postretirement benefits costs	$—	$(412)	$—	$(808)

Effective June 1, 2005, the payroll functions performed by DEFS for the Company were transferred from DEFS to EPCO.  For those employees who were receiving certain other postretirement benefits at the time of the acquisition of the Company by DFI, DEFS is expected to continue to provide these benefits to those employees.  Effective June 1, 2005, EPCO began providing certain other postretirement benefits to those employees who became eligible for the benefits after June 1, 2005, and will charge those benefit related costs to our Parent Partnership.  We expect to be allocated a portion of these costs.  As a result of these changes, the Parent Partnership recorded a $1.2 million reduction in its other postretirement obligation in June 2005.  A portion of the reduction was allocated to us.

Estimated Future Benefit Contributions

Our Parent Partnership does not expect to make further contributions to its retirement plans and other post retirement benefit plans.  However, EPCO maintains a 401(k) plan for the benefit of employees providing services to our Parent Partnership, and our Parent Partnership will continue to reimburse EPCO for the cost of maintaining this plan in accordance with the ASA.  A portion of these charges are allocated to us.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

In the fall of 1999, we and the Company were named as defendants in a lawsuit in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al. and Michael and Linda Robson, et al. v. Texas Eastern Corporation, et al.    In the lawsuit, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water.  They further contend that the release caused damages to the plaintiffs.  In their complaint, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages.  On March 18, 2005, we entered into Release and Settlement Agreements with the McCleery plaintiffs dismissing all of these plaintiffs’ claims on terms that did not have a material adverse effect on our financial position, results of operations or cash flows.  Although we did not settle with all plaintiffs and we therefore remain named parties in the Michael and Linda Robson, et al. v. Texas Eastern Corporation, et al. action, a co-defendant has agreed, by Cooperative Defense Agreement, to fund the defense and satisfy all final judgments which might be rendered with the remaining claims asserted against us.  Consequently, we do not believe that the outcome of these remaining claims will have a material adverse effect on our financial position, results of operations or cash flows.

On December 21, 2001, we were named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana, styled Rebecca L. Grisham et al. v.  TE Products Pipeline Company, Limited

Partnership.  In this case, the plaintiffs contend that our pipeline, which crosses the plaintiffs’ property, leaked toxic products onto their property and, consequently caused damages to them.  We have filed an answer to the plaintiffs’ petition denying the allegations, and we are defending ourselves vigorously against the lawsuit.  The plaintiffs assert damages attributable to the remediation of the property of approximately $1.4 million; however, this case is covered by insurance, subject to applicable policy limits.  We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

In May 2003, the Company was named as a defendant in a lawsuit styled John R. James, et al. v. J Graves Insulation Company, et al. as filed in the first Judicial District Court, Caddo Parish, Louisiana.  There are numerous plaintiffs identified in the action that are alleged to have suffered damages as a result of alleged exposure to asbestos-containing products and materials.  According to the petition and as a result of a preliminary investigation, the Company believes that the only claim asserted against it results from one individual for the period from July 1971 through June 1972, who is alleged to have worked on a facility owned by the Company’s predecessor.  This period represents a small portion of the total alleged exposure period from January 1964 through December 2001 for this individual.  The individual’s claims involve numerous employers and alleged job sites.  In response to the exception filed on behalf of the Company, the plaintiffs have agreed to voluntarily dismiss the Company from the suit.  We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

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

We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations, and that the cost of compliance with such laws and regulations will not have a material adverse effect on our results of operations or financial position. We cannot ensure, however, that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have material adverse effect on our business, financial position, results of operations and cash flows.  At June 30, 2006, and December 31, 2005, we have an accrued liability of $1.0 million and $1.2 million, respectively, related to sites requiring environmental remediation activities.

In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility.  In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination.  Effective March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility.  This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility.  At June 30, 2006, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility.  We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

On July 27, 2004, we received notice from the United States Department of Justice (“DOJ”) of its intent to seek a civil penalty against us related to our November 21, 2001, release of approximately 2,575 barrels of jet fuel from our 14-inch diameter pipeline located in Orange County, Texas.  The DOJ, at the request of the Environmental Protection Agency, is seeking a civil penalty against us for alleged violations of the Clean Water Act (“CWA”) arising out of this release, as well as three smaller spills at other locations in 2004 and 2005.  We have agreed with the DOJ on a proposed penalty of $2.865 million, along with our commitment to implement additional spill prevention measures, and expect to finalize the settlement in the third quarter of 2006.  We do not expect this settlement to have a material adverse effect on our financial position, results of operations or cash flows.

On September 18, 2005, a propane release and fire occurred at our Todhunter facility, near Middletown, Ohio.  The incident resulted in the death of one of our employees; there were no other injuries.  Repairs to the impacted facilities have been completed.  On March 17, 2006, we received a citation from the Occupational Safety and Health Administration (“OSHA”) arising out of this incident with a proposed penalty of $0.1 million.  We are currently in settlement discussions with OSHA.  We do not expect that any settlement of this citation will have a material adverse effect on our financial position, results of operations or cash flows.

We are also in negotiations with the U.S. Department of Transportation with respect to a notice of probable violation that we received on April 25, 2005, for alleged violations of pipeline safety regulations at our Todhunter facility, with a proposed $0.4 million civil penalty.  We responded on June 30, 2005, by admitting certain of the alleged violations, contesting others and requesting a reduction in the proposed civil penalty.  We do not expect any settlement, fine or penalty to have a material adverse effect on our financial position, results of operations or cash flows.

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

Other

Centennial entered into credit facilities totaling $150.0 million, and as of June 30, 2006, $150.0 million was outstanding under those credit facilities, of which $140.0 million expires in 2024, and $10.0 million expires in April 2007.  We and Marathon have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under these credit facilities.  The guarantees arose in order for Centennial to obtain adequate financing, and the proceeds of the credit facilities were used to fund construction and conversion costs of its pipeline system.  Prior to the expiration of the long-term credit facility, we could be relinquished from responsibility under the guarantee should Centennial meet certain financial tests.  If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for Marathon and us is $75.0 million each at June 30, 2006.

We, Marathon and Centennial have entered into a limited cash call agreement, which allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of a third-party liability arising from a catastrophic event.  There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum of $50.0 million each.  As a result of the catastrophic event guarantee, we have recorded a $4.5 million obligation, which represents the present value of the estimated amount that we would have to pay under the guarantee.  If a catastrophic event were to occur and we were required to contribute cash to Centennial, contributions exceeding our deductible might be covered by our insurance.

On February 24, 2005, the Company was acquired from DEFS by DFI.  The Company owns a 2% general partner interest in the Parent Partnership and is the general partner of the Parent Partnership.  On March 11, 2005, the Bureau of Competition of the Federal Trade Commission (“FTC”) delivered written notice to DFI’s legal advisor that it was conducting a non-public investigation to determine whether DFI’s acquisition of the Company may substantially lessen competition or violate other provisions of federal antitrust laws.  We, the Company and the Parent Partnership have cooperated fully with this investigation.  In order to resolve the matter, we, the Company and the Parent Partnership have negotiated with the staff of the FTC and agreed to a proposal that, if accepted by the FTC, would require the divestiture of our 50% ownership interest in MB Storage and certain related assets.

NOTE 11.  SUBSEQUENT EVENT

On July 31, 2006, our Parent Partnership executed a third amendment (“Third Amendment”) to its Revolving Credit Facility which extends the maturity date of amounts borrowed under the Revolving Credit Facility from December 2010 to December 2011.  The Third Amendment also releases Jonah Gas Gathering Company as a guarantor of the Revolving Credit Facility.  In addition, the Third Amendment allows for swing line loans up to $25.0 million (within the $700.0 million total borrowing limit) and modifies the Parent Partnership’s financial covenants to, among other things, allow it to include in the calculation of its Consolidated EBITDA (as defined in the Revolving Credit Facility, as amended) pro forma adjustments for material projects.

Effective July 31, 2006, Jonah Gas Gathering Company was also released from its guarantee to Wachovia Bank pursuant to the provisions of Section 14.04 dated as of February 20, 2002, of the Indenture between the Parent Partnership, as issuer, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and us, each as subsidiary guarantors and Wachovia Bank, as trustee.

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

•                  Recent Accounting Pronouncements.

Cautionary Note Regarding Forward-Looking Statements

The matters discussed in this Quarterly Report on Form 10-Q (this “Report”) include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical facts are forward-looking statements.  The words “proposed”, “anticipate”, “potential”, “may”, “will”, “could”, “should”, “expect”, “estimate”, “believe”, “intend”, “plan”, “seek” and similar expressions are intended to identify forward-looking statements.  Without limiting the broader description of forward-looking statements above, we specifically note that statements included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future distributions, estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  While we believe our expectations reflected in these forward-looking statements are reasonable, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline companies, changes in laws or regulations and other factors, many of which are beyond our control.  For example, the demand for refined products is dependent upon the price, prevailing economic conditions and demographic changes in the markets served, trucking and railroad freight, agricultural usage and military usage and the demand for propane is sensitive to the weather and prevailing economic conditions.  We are also subject to regulatory factors such as the amounts we are allowed to charge our customers for the services we provide on our regulated pipeline systems.  Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations.  Also note that we provide a cautionary discussion of risks and uncertainties under the captions “Risk Factors” and elsewhere in this Form 10-Q, as well as under the captions “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Overview of Critical Accounting Policies and Estimates

A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain of these accounting policies require the use of estimates.  As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: revenue and expense accruals, including accruals for power costs, property taxes; environmental costs; and asset impairment analysis related to property, plant and equipment.  These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial position and results of operations.

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

We operate and report in one business segment:  transportation and storage of refined products, liquefied petroleum products (“LPGs”) and petrochemicals.  We own, operate or have investments in properties located in 14 states, and our revenues are earned from transportation and storage of refined products and LPGs, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services.  Our two largest operating expense items are labor and electric power.  We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal.  Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand for propane, a major fuel for residential heating.  Our results also include our equity investments in Centennial Pipeline LLC (“Centennial”) and Mont Belvieu Storage Partners, L.P. (“MB Storage”) (see Note 5 in the Notes to the Consolidated Financial Statements).

We continue to build a base for long-term growth by pursuing new business opportunities, increasing throughput on our pipeline systems, constructing new pipeline systems, and expanding and upgrading our existing infrastructure.  We remain confident that our business strategy will provide continued growth in earnings and cash distributions.  We believe the following factors are important to our growth potential:

•                  Expanding our gathering capacity of refined products along the upper Texas Gulf Coast.

•                  Utilizing available system capacity of Centennial to move refined products to Midwest market areas, which enables us to increase movements of long-haul propane volumes.

•                  Expanding our system delivery capability of gasoline and diesel fuel in the Indianapolis and Chicago market areas.

•                  Pursuing acquisitions or organic growth projects that would complement our current operations.

For a discussion of important factors that could affect our growth, please read “-Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Report.

Consistent with our business strategy, we continuously evaluate possible acquisitions of assets that would complement our current operations, including assets which, if acquired, would have a material effect on our financial position, results of operations or cash flows.

Results of Operations

The following table presents volumes delivered in barrels and average tariff per barrel for the three months and six months ended June 30, 2006 and 2005 (in thousands, except tariff information):

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)

Volumes Delivered
Refined products	46,049	42,097	9%	81,857	80,692	1%
LPGs	8,277	7,855	5%	21,117	22,657	(7)%
Total	54,326	49,952	9%	102,974	103,349	—

Average Tariff per Barrel
Refined products	$0.86	$0.90	(4)%	$0.87	$0.90	(3)%
LPGs	1.33	1.84	(28)%	1.91	2.06	(7)%
Average system tariff per barrel	$0.93	$1.05	(11)%	$1.08	$1.16	(7)%

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Revenues from refined products transportation increased $1.6 million for the three months ended June 30, 2006, compared with the three months ended June 30, 2005, primarily due to an overall increase of 9% in the refined products volumes delivered.  Volume increases were due to increased demand for products supplied from the U.S. Gulf Coast into Midwest markets resulting from higher distillate price differentials and a greater demand for gasoline.  Refined products revenues were also impacted by a strong demand for gasoline blendstocks, partially offset by lower average tariff jet fuel volumes during the three months ended June 30, 2006, compared with the three months ended June 30, 2005.  In February 2003, we entered into a lease agreement with Centennial that increased our flexibility to deliver refined products to our market areas.  As a result, Centennial has provided our system with additional pipeline capacity for movement of products originating in the U.S. Gulf Coast area.  Prior to the construction of Centennial, deliveries on our pipeline system were limited by our pipeline capacity, and transportation services for our customers were allocated in accordance with a proration policy.  The Centennial capacity lease has relieved our previously constrained system and has permitted expanded deliveries in markets both south and north of Creal Springs, Illinois.  Movement of our product via the Centennial lease to the north end of our system permits expanded supply capability of our system for delivery to the south end of our system.  Movements of refined products on Centennial has resulted in a decrease in the refined products average rate per barrel; however, utilizing Centennial for refined products movements allows us to increase movements of long-haul propane volumes.

Revenues from LPGs transportation decreased $1.1 million for the three months ended June 30, 2006, compared with the three months ended June 30, 2005, due to lower deliveries of propane in the upper Midwest and Northeast market areas as a result of high propane prices delaying summer fill programs and scheduled maintenance, known as a turnaround, on a mid-continent petrochemical plant.  Additionally, revenues decreased due to lower isobutane deliveries resulting from a Midwest refinery turnaround.  The LPGs average rate per barrel decreased from the prior period primarily as a result of increased short-haul deliveries during the three months ended June 30, 2006, compared with the three months ended June 30, 2005.

Other operating revenues increased $5.4 million for the three months ended June 30, 2006, compared with the three months ended June 30, 2005, primarily due to increased volumes of product sales, higher storage revenues on assets acquired from Texas Genco, LLC in July 2005 and higher refined products tender deduction revenue.

Costs and expenses increased $4.1 million for the three months ended June 30, 2006, compared with the three months ended June 30, 2005.  Operating expenses increased $1.5 million primarily due to a $2.0 million increase in pipeline operating costs primarily as a result of acquisitions made in 2005, $1.0 million of higher insurance premiums, a $0.7 million regulatory penalty for past incidents, $0.6 million in severance expense resulting from the migration to a shared services environment with EPCO and $0.4 million of expenses relating to the proposed reduction in the Company’s maximum percentage interest in our Parent Partnership’s distributions.   These increases in operating expenses were partially offset by $1.8 million in product measurement gains and a $1.0 million decrease in pipeline inspection and repair costs associated with our integrity management program.  General and administrative expenses increased $1.2 million primarily due to severance expense resulting from the migration to a shared services environment with EPCO and other executive compensation expense.  Taxes – other than income taxes increased $0.7 million primarily due to a higher property asset base.  Operating fuel and power increased $0.4 million primarily due to increased mainline throughput and higher power rates.  Depreciation and amortization expense increased $0.3 million primarily due to the recording of a conditional asset retirement obligation, as discussed below.

Net losses from equity investments increased for the three months ended June 30, 2006, compared with the three months ended June 30, 2005, as shown below (in thousands):

	Three Months Ended
	June 30,		Increase
	2006	2005	(Decrease)

Centennial	$(3,401)	$(1,634)	$(1,767)
MB Storage	1,043	1,365	(322)
Other	(8)	23	(31)
Total equity losses	$(2,366)	$(246)	$(2,120)

Equity losses in Centennial increased $1.8 million for the three months ended June 30, 2006, compared with the three months ended June 30, 2005, primarily due to lower transportation revenues and increased costs relating to pipeline inspection and repair costs associated with its integrity management program, partially offset by lower amortization expense on the portion of our excess investment in Centennial resulting from slightly lower volumes.  Equity earnings in MB Storage decreased $0.3 million for the three months ended June 30, 2006, compared with the three months ended June 30, 2005, primarily due to higher system maintenance expenses on the MB Storage system and higher general and administrative expenses, partially offset by higher revenues.

Interest expense increased $1.4 million for the three months ended June 30, 2006, compared with the three months ended June 30, 2005, primarily due to higher outstanding debt balances and higher average interest rates under the note payable with our Parent Partnership.  Interest capitalized increased $1.1 million for the three months ended June 30, 2006, compared with the three months ended June 30, 2005, primarily due to higher construction work-in-progress balances in 2006 as compared to the 2005 period.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Revenues from refined products transportation decreased $1.6 million for the six months ended June 30, 2006, compared with the six months ended June 30, 2005, primarily due to a decrease in the average rate per barrel, partially offset by a 1% increase in the refined products volumes delivered.  Volume increases were due to increased demand for products supplied from the U.S. Gulf Coast into Midwest markets resulting from higher distillate price differentials and a greater demand for gasoline.  Refined products volumes were also impacted by unfavorable differentials for motor fuels and distillate during the first quarter of 2006.  Movements of refined products on Centennial has resulted in a decrease in the refined products average rate per barrel; however, utilizing Centennial for refined products movements allows us to increase movements of long-haul propane volumes.

Revenues from LPGs transportation decreased $3.9 million for the six months ended June 30, 2006, compared with the six months ended June 30, 2005, due to lower deliveries of propane in the upper Midwest and Northeast market areas as a result of warmer than normal winter weather, high propane prices and plant turnarounds.  The LPGs average rate per barrel decreased from the prior period primarily as a result of increased short-haul deliveries during the six months ended June 30, 2006, compared with the six months ended June 30, 2005.

Other operating revenues increased $7.2 million for the six months ended June 30, 2006, compared with the six months ended June 30, 2005, primarily due to increased volumes of product sales, higher storage revenues on assets acquired from Texas Genco, LLC in July 2005 and higher refined products tender deduction revenue.

Costs and expenses increased $8.2 million for the six months ended June 30, 2006, compared with the six months ended June 30, 2005.  Operating expense increased $2.5 million primarily due to a $3.8 million increase in pipeline operating costs primarily as a result of acquisitions made in 2005, $1.5 million of higher insurance premiums, $0.6 million in severance expense as a result of the migration to a shared services environment with EPCO, $0.4 million of expenses relating to the proposed reduction in the Company’s maximum percentage interest in our Parent Partnership’s distributions and increases related to regulatory penalties for past incidents, environmental remediation and assessments costs and transition costs.  These increases in costs and expenses were partially offset by a $3.0 million decrease in pipeline inspection and repair costs associated with our integrity management program, $1.5 million in product measurement gains and a $0.7 million decrease in rental expense from the Centennial pipeline capacity lease agreement.  General and administrative expenses increased $2.0 million primarily due to a $1.1 million increase relating to the retirement of an executive in February 2006 and $0.6 million in severance expense as a result of the migration to a shared services environment with EPCO and higher other executive compensation expense.  Operating fuel and power increased $2.0 million primarily due to increased mainline throughput and higher power rates.  Depreciation expense increased $1.1 million primarily due to assets placed into service, asset retirements in 2006 and the recording of a conditional asset retirement obligation as discussed below.   Taxes — other than income taxes increased $0.4 million primarily due to a higher property asset base in the 2006 period.

Net losses from equity investments increased for the six months ended June 30, 2006, compared with the six months ended June 30, 2005, as shown below (in thousands):

	Six Months Ended
	June 30,		Increase
	2006	2005	(Decrease)

Centennial	$(7,313)	$(6,084)	$(1,229)
MB Storage	3,692	3,998	(306)
Other	(11)	19	(30)
Total equity losses	$(3,632)	$(2,067)	$(1,565)

Equity losses in Centennial increased $1.2 million for the six months ended June 30, 2006, compared with the six months ended June 30, 2005, primarily due to lower transportation revenues and volumes primarily due to warmer than normal winter weather in the Northeast and increased costs relating to pipeline inspection and repair costs associated with its integrity management program.  Equity earnings in MB Storage decreased $0.3 million for the six months ended June 30, 2006, compared with the six months ended June 30, 2005, primarily due to higher system maintenance expenses and higher general and administrative expenses, partially offset by higher revenues.

Interest expense increased $2.6 million for the six months ended June 30, 2006, compared with the six months ended June 30, 2005, primarily due to higher outstanding debt balances and higher average interest rates under the note payable with our Parent Partnership.  Interest capitalized increased $1.9 million for the six months ended June 30, 2006, compared with the six months ended June 30, 2005, primarily due to higher construction work-in-progress balances in 2006 as compared to the 2005 period.

Other income — net increased $0.7 million for the six months ended June 30, 2006, compared with the six months ended June 30, 2005, due to higher interest income earned on cash investments and other investing activities.

Asset Retirement Obligations

During the second quarter of 2006, we recorded $0.3 million of expense, included in depreciation and amortization expense, related to a conditional asset retirement obligation.  Additionally, we recorded a $0.4 million liability, which represents the fair value, as measured at June 30, 2006, of the conditional asset retirement obligation related to structural restoration work to be completed on leased office space that is required upon our anticipated office lease termination (see Note 1 in the Notes to the Consolidated Financial Statements).

Financial Condition and Liquidity

Cash generated from operations and loans or capital contributions from our Parent Partnership are our primary sources of liquidity.  At June 30, 2006, we had a working capital surplus of $11.8 million, while at December 31, 2005, we had a working capital deficit of $4.5 million.  Working capital deficits can occur primarily due to the timing of operating cash receipts from customers, payments of cash distributions and the payment of normal operating expenses and capital expenditures.  We are a wholly owned subsidiary of the Parent Partnership.  We expect that our Parent Partnership will make capital contributions, loans or otherwise provide liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so.  We anticipate that the Parent Partnership will provide the necessary liquidity to protect its investment in us.  At June 30, 2006, our Parent Partnership had approximately $240.8 million in available borrowing capacity under its revolving credit facility to cover any working capital needs, and we expect that our Parent Partnership’s cash flows from operating activities, the sale of additional debt or equity in the capital markets and capacity under its Revolving Credit Facility will provide necessary liquidity to us.  For further discussion regarding our Parent Partnership’s sources of liquidity, please see Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity in our Parent Partnership’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006, its Annual Report on Form 10-K for the year ended December 31, 2005 and its Current Report on Form 8-K filed on June 16, 2006.  Cash flows for the six months ended June 30, 2006 and 2005, were as follows (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Cash provided by (used in):
Operating activities	$31,366	$31,851
Investing activities	(31,443)	(28,134)
Financing activities	77	(3,703)

Operating Activities

Net cash from operating activities for the six months ended June 30, 2006 and 2005, were comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Net income	$19,809	$27,901
Depreciation and amortization	19,894	18,835
Losses in equity investments	3,632	2,067
Distributions from equity investments	7,840	7,300
Non-cash portion of interest expense	271	136
Gains on sales of assets	(25)	(107)
Cash used in working capital and other	(20,055)	(24,281)
Net cash from operating activities	$31,366	$31,851

Net cash from operating activities decreased $0.5 million for the six months ended June 30, 2006, compared with the six months ended June 30, 2005, primarily due to the timing of cash disbursements and cash receipts for working capital components and lower net income, partially offset by increased distributions received from our equity investment in MB Storage in the 2006 period.  For a discussion of changes in net income, depreciation and amortization and losses in equity investments, see Results of Operations above.

Net cash from operating activities for the six months ended June 30, 2006 and 2005, included interest payments, net of amounts capitalized, of $16.6 million and $16.0 million, respectively.  Excluding the effects of hedging activities and interest capitalized, during the year ended December 31, 2006, we expect interest payments on our Senior Notes to be approximately $27.4 million.  We expect to pay our interest payments with cash flows from operating activities.

Investing Activities

Cash flows used in investing activities totaled $31.4 million for the six months ended June 30, 2006, and were comprised of $27.2 million of capital expenditures, $2.5 million of cash contributions for our ownership interest in Centennial for operating needs and $1.7 million of cash contributions for our ownership interest in MB Storage for capital expenditures.  Cash flows used in investing activities totaled $28.1 million for the six months ended June 30, 2005, and were comprised of $27.0 million of capital expenditures and $1.1 million of cash contributions for our ownership interest in MB Storage for capital expenditures.

Financing Activities

Cash flows provided by financing activities totaled $0.1 million for the six months ended June 30, 2006, and were comprised of $30.2 million of borrowings on the note payable to our Parent Partnership, offset by  $30.1 million of distributions paid to our Parent Partnership.  Cash flows used in financing activities totaled $3.7 million for the six months ended June 30, 2005, and were comprised of $239.1 million of repayments on the note payable to our Parent Partnership, net of borrowings, and $59.4 million of distributions paid to our Parent Partnership, partially offset by $294.8 million of contributions from our Parent Partnership.   The contributions received from the Parent Partnership during 2005 were primarily used to reduce the level of indebtedness owed to our Parent Partnership.

During the six months ended June 30, 2006 and 2005, we paid cash distributions to our Parent Partnership totaling $30.1 million and $59.4 million, respectively.  On August 7, 2006, we will pay a cash distribution to our Parent Partnership of $20.3 million for the quarter ended June 30, 2006.

Other Considerations

Universal Shelf

Our Parent Partnership has filed with the Securities and Exchange Commission a universal shelf registration statement that, subject to agreement on terms at the time of use and appropriate supplementation, allows it to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof.  Taking into account our Parent Partnership’s May 2005 and July 2006 equity offerings, in which our Parent Partnership issued $290.8 million and $204.1 million of equity securities, respectively, our Parent Partnership had $1.5 billion remaining under this shelf registration, subject to customary marketing terms and conditions.

Credit Facilities

We currently utilize debt financing available from our Parent Partnership through intercompany notes. The terms of the intercompany notes generally match the principal and interest payment dates under the Parent Partnership’s debt instruments.  The interest rates charged by the Parent Partnership include the stated interest rate paid by the Parent Partnership on its debt obligations, plus a premium to cover debt issuance costs.  The interest rate is also decreased or increased to cover gains and losses, respectively, on any interest rate swaps that the Parent Partnership may have in place on its respective debt instruments.  The Parent Partnership’s revolving credit facility is described below (see Note 6 in the Notes to the Consolidated Financial Statements for a discussion of the Parent Partnership’s senior notes).

Our Parent Partnership has in place an unsecured revolving credit facility for up to $700.0 million (“Revolving Credit Facility”), which may be increased up to a maximum of $850.0 million upon our Parent Partnership’s request, subject to lender approval and the satisfaction of certain other conditions.  The Revolving Credit Facility expires on December 13, 2010.  Interest is payable at an applicable margin above either the lender’s base rate or LIBOR.  At June 30, 2006, $445.0 million was outstanding under the facility, and our Parent Partnership had $240.8 million of available borrowing capacity, which includes $14.2 million of outstanding letters of credit.  Financial covenants in the Revolving Credit Facility require that our Parent Partnership maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods.  Other restrictive covenants in the credit agreement limit the Parent Partnership’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, make certain distributions, incur liens, engage in specified transactions with affiliates and complete mergers, acquisitions and sales of assets.  Our Parent Partnership was in compliance with the covenants of its Revolving Credit Facility at June 30, 2006.  In July 2006, our Parent Partnership used the net proceeds of $195.5 million from its July 2006 equity offering to reduce its outstanding borrowings under the Revolving Credit Facility.

On July 31, 2006, our Parent Partnership executed a third amendment (“Third Amendment”) to its Revolving Credit Facility which extends the maturity date of amounts borrowed under the Revolving Credit Facility from December 2010 to December 2011.  The Third Amendment also releases Jonah Gas Gathering Company as a guarantor of the Revolving Credit Facility.  In addition, the Third Amendment allows for swing line loans up to $25.0 million (within the $700.0 million total borrowing limit) and modifies the Parent Partnership’s financial covenants to, among other things, allow it to include in the calculation of its Consolidated EBITDA (as defined in the Revolving Credit Facility, as amended) pro forma adjustments for material projects.

Effective July 31, 2006, Jonah Gas Gathering Company was also released from its guarantee to Wachovia Bank pursuant to the provisions of Section 14.04 dated as of February 20, 2002, of the Indenture between the Parent Partnership, as issuer, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and us, each as subsidiary guarantors and Wachovia Bank, as trustee.

At June 30, 2006 and December 31, 2005, we had unsecured intercompany notes payable to our Parent Partnership of $236.8 million and $206.9 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at June 30, 2006, was 6.4%.  At June 30, 2006, accrued interest includes $3.9 million due to our Parent Partnership.  For the six months ended June 30, 2006 and 2005, interest expense incurred on the note payable to our Parent Partnership totaled $6.8 million and $5.1 million, respectively.

Future Capital Needs and Commitments

We estimate that capital expenditures, excluding acquisitions, for 2006 will be approximately $130.7 million (including $3.4 million of capitalized interest). We expect to spend approximately $85.4 million for revenue generating projects and facility improvements.  We expect to spend approximately $17.8 million to sustain existing operations, including life-cycle replacements for equipment at various facilities and pipeline and tank replacements and $24.1 million for various system upgrade projects. During the remainder of 2006, we may be required to contribute additional cash to Centennial to cover capital expenditures, acquisitions or other operating needs and to MB Storage to cover significant capital expenditures or additional acquisitions.  We continually review and evaluate potential capital improvements and expansions that would be complementary to our present system.  These expenditures can vary greatly depending on the magnitude of our transactions.  We may finance capital expenditures through internally generated funds, debt or capital contributions from our Parent Partnership or any combination thereof.

Liquidity Outlook

We believe that we will continue to have adequate liquidity to fund future recurring operating and investing activities.  Our primary cash requirements consist of normal operating expenses, capital expenditures to sustain existing operations and revenue generating expenditures, interest payments on our Senior Notes, interest payments on intercompany notes payable to our Parent Partnership and distributions to our Parent Partnership.  Our cash requirements for 2006, such as operating expenses, capital expenditures to sustain existing operations and quarterly distributions to our Parent Partnership, are expected to be funded through operating cash flows.  Long-term cash requirements for expansion projects, acquisitions and repayment of intercompany notes are expected to be funded by several sources, including cash flows from operating activities and loans or capital contributions from our Parent Partnership.  Our Parent Partnership may fund such loans or capital contributions with borrowings under its credit facility and possibly the issuance of additional equity and debt securities.  The timing of any debt or equity offerings by our Parent Partnership will depend on various factors, including prevailing market conditions, interest rates and our Parent Partnership’s financial condition and credit rating at the time.

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

Centennial entered into credit facilities totaling $150.0 million, and as of June 30, 2006, $150.0 million was outstanding under those credit facilities, of which $140.0 million expires in 2024, and $10.0 million expires in April 2007.  We and Marathon Petroleum Company LLC (“Marathon”) have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under these credit facilities.  The guarantees arose in order for Centennial to obtain adequate financing, and the proceeds of the credit facilities were used to fund construction and conversion costs of its pipeline system.  Prior to the expiration of the long-term credit facility, we could be relinquished from responsibility under the guarantee should Centennial meet certain financial tests.  If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for us and Marathon is $75.0 million each at June 30, 2006.

We, Marathon, and Centennial have entered into a limited cash call agreement, which allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of a third-party liability arising from a catastrophic event.  There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum of $50.0 million each.  As a result of the catastrophic event guarantee, we have recorded a $4.5 million obligation, which represents the present value of the estimated amount that we would have to pay under the guarantee.  If a catastrophic event were to occur and we were required to contribute cash to Centennial, contributions exceeding our deductible might be covered by our insurance.

Contractual Obligations

The following table summarizes our debt repayment obligations and material contractual commitments as of June 30, 2006 (in millions):

	Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Note payable, Parent Partnership	$236.8	$—	$—	$236.8	$—
6.45% Senior Notes due 2008 (1)	180.0	—	180.0	—	—
7.51% Senior Notes due 2028 (1)	210.0	—	—	—	210.0
Interest payments (2)	456.9	42.8	73.9	59.4	280.8
Debt and interest subtotal	1,083.7	42.8	253.9	296.2	490.8

Operating leases (3)	75.4	18.4	24.4	13.7	18.9
Capital expenditure obligations (4)	0.5	0.5	—	—	—
Other liabilities and deferred credits (5)	12.2	—	11.7	0.1	0.4
Total	$1,171.8	$61.7	$290.0	$310.0	$510.1

(1)          We entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our 7.51% Senior Notes due 2028.  At June 30, 2006, the 7.51% Senior Notes include an adjustment to decrease the fair value of the debt by $11.3 million related to this interest rate swap agreement.  At June 30, 2006, our 6.45% Senior Notes include less than $0.1 million of unamortized debt discount.  The fair value adjustment and unamortized debt discount are excluded from this table.

(2)          Includes interest payments due on our Senior Notes and interest payments and commitment fees due on our Note Payable to our Parent Partnership.  The interest amount calculated on the Note Payable to our Parent Partnership is based on the assumption that the amount outstanding and the interest rate charged both remain at their current levels.

(3)          Includes a pipeline capacity lease with Centennial.  In January 2003, we entered into a pipeline capacity lease agreement with Centennial for a period of five years that contains a minimum throughput requirement.  For the six months ended June 30, 2006, we exceeded the minimum throughput requirements on the lease agreement.

(4)          Includes accruals for costs incurred but not yet paid relating to capital projects.

(5)          Excludes approximately $8.4 million of long-term deferred revenue payments, which are being transferred to income over the term of the respective revenue contracts and $4.2 million related to our estimated amount of obligation under a catastrophic event guarantee for Centennial.  The amount of commitment by year is our best estimate of projected payments of these long-term liabilities.

We expect to repay the long-term, senior unsecured obligations and note payable to our Parent Partnership through the issuance of additional long-term senior unsecured debt at the time the 2008 and 2028 debts mature, with proceeds from the dispositions of assets, cash flows from operations, and contributions from our Parent Partnership or any combination of the above items.

Our senior unsecured debt is also rated BBB- by Standard and Poors (“S&P”) and Baa3 by Moody’s Investors Service (“Moody’s”).  Both ratings are with a stable outlook and were reaffirmed during the first quarter of 2006.  Our Parent Partnership’s senior unsecured debt is rated BBB- by S&P and Baa3 by Moody’s.  S&P assigned this rating on June 14, 2005, following its review of the ownership structure, corporate governance issues, and proposed funding after the acquisition of the Company by DFI.  Both ratings are with a stable outlook.  A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness.  Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change and should be evaluated independently of any other rating.

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

The following table summarizes the estimated fair values of the Senior Notes as of June 30, 2006 and December 31, 2005 (in millions):

		Fair Value
	Face Value	June 30, 2006	December 31, 2005
6.45% Senior Notes, due January 2008	$180.0	$181.0	$183.7
7.51% Senior Notes, due January 2028	210.0	221.1	224.1

In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes.  Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and receive a fixed rate of interest of 7.51%.  During the six months ended June 30, 2006, and 2005, we recognized reductions in interest expense of $1.2 million and $3.3 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarters ended June 30, 2006 and 2005, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair value of this interest rate swap was a loss of approximately $11.3 million and $0.9 million at June 30, 2006, and December 31, 2005, respectively.  Utilizing the balance of the 7.51% Senior Notes outstanding at June 30, 2006, and including the effects of hedging activities, if market interest rates increased 100 basis points, the annual increase in interest expense would be $2.1 million.

At June 30, 2006, and December 31, 2005, we had unsecured intercompany notes payable to our Parent Partnership of $236.8 million and $206.9 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at June 30, 2006, was 6.4%. At June 30, 2006, accrued interest includes $3.9 million due to our Parent Partnership.  For the six months ended June 30, 2006 and 2005, interest expense incurred on the note payable to our Parent Partnership totaled $6.8 million and $5.1 million, respectively.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on those evaluations, as of June 30, 2006, the CEO and CFO concluded:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We have been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance.  We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on our consolidated financial position, results of operations or cash flows.  See discussion of legal proceedings in Note 10 in the Notes to the Consolidated Financial Statements.

Item 1A.  Risk Factors

Investors and potential investors should carefully consider the following risk factors in addition to other information in this Report and our Annual Report on Form 10-K for the year ended December 31, 2005.  We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of us.  We are relying upon the safe-harbor for forward-looking statements, and any such statements made by or on behalf of us are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

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

Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets, personnel and the businesses associated with them and new geographic areas and the diversion of management’s attention from other business concerns.  Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition.  Following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we may have no recourse or limited recourse under applicable indemnification provisions.

Our future debt level and the debt level of our Parent Partnership may limit our future financial and operating flexibility.

Loans and capital contributions from our Parent Partnership are principle sources of our liquidity. The amount of our future debt and that of our Parent Partnership could have significant effects on our operations, including, among other things:

•                  a significant portion of our cash flow could be dedicated to the payment of principal and interest on our future debt and that of our Parent Partnership and may not be available for other purposes, including for capital expenditures;

•                  credit rating agencies may view our debt level and the debt level of our Parent Partnership negatively;

•                  covenants contained in our Parent Partnership’s existing debt arrangements will require the Parent Partnership and its subsidiaries, including us, to continue to meet financial tests that may adversely affect our flexibility in planning for and reacting to changes in its business or our business;

•                  our Parent Partnership’s ability to obtain additional financing for working capital, capital expenditures, acquisitions and general partnership purposes may be limited, which could limit the amount of financing available to us;

•                  we may be at a competitive disadvantage relative to similar companies that have less debt; and

•                  we may be more vulnerable to adverse economic and industry conditions as a result of our Parent Partnership’s and our significant debt levels.

We utilize debt financing from our Parent Partnership through intercompany notes, the terms of which generally match the payment dates under the Parent Partnership’s debt instruments, including its revolving credit facility.  Our Parent Partnership’s revolving credit facility contains restrictive financial and other covenants that, among other things, limit its ability to incur additional indebtedness, make certain distributions, and complete mergers, acquisitions and sales of assets.  The Parent Partnership’s breach of these restrictions or restrictions in the provisions of its other indebtedness could permit the holders of the indebtedness to declare all amounts outstanding thereunder to be immediately due and payable and, in the case of its revolving credit facility, to terminate all commitments to extend further credit.  Although our Parent Partnership’s revolving credit facility restricts its ability to incur additional debt above certain levels, any debt the Parent Partnership may incur in compliance with these restrictions may still be substantial.

If the rating agencies were to downgrade our or our Parent Partnership’s credit ratings, then we could experience an increase in borrowing costs or difficulty accessing capital markets.  Such a development could adversely affect our ability to obtain financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness.  If the Parent Partnership is unable to access the capital markets on favorable terms at the time a debt obligation becomes due in the future, it might be forced to refinance some of its debt obligations through bank credit, as opposed to long-term public debt securities or equity securities.  The price and terms upon which the Parent Partnership might receive such extensions or additional bank credit, if at all, could be more onerous than those contained in existing debt agreements.  Any such arrangements could, in turn, increase the risk that our leverage may adversely affect its future financial and operating flexibility.

Our tariff rates are subject to review and possible adjustment by federal and state regulators, which could have a material adverse effect on our financial condition and results of operations.

The Federal Energy Regulatory Commission (“FERC”), pursuant to the Interstate Commerce Act of 1887, as amended, regulates the tariff rates for our interstate common carrier pipeline operations.  To be lawful under that Act, interstate tariff rates, terms and conditions of service must be just and reasonable and not unduly discriminatory, and must be on file with FERC.  In addition, pipelines may not confer any undue preference upon any shipper.  Shippers may protest, and the FERC may investigate, the lawfulness of new or changed tariff rates.  The FERC can suspend those tariff rates for up to seven months.  It can also require refunds of amounts collected pursuant to rates that are ultimately found to be unlawful.  The FERC and interested parties can also challenge tariff rates that have become final and effective.  Because of the complexity of rate making, the lawfulness of any rate is never assured.

The FERC uses prescribed rate methodologies for approving regulated tariff rates for transporting crude oil and refined products.  Our interstate tariff rates are either market-based or derived in accordance with the FERC’s indexing methodology, which currently allows a pipeline to increase its rates by a percentage linked to the producer price index for finished goods.  These methodologies may limit our ability to set rates based on our actual costs or may delay the use of rates reflecting increased costs.  Changes in the FERC’s approved methodology for approving rates could adversely affect us.  Adverse decisions by the FERC in approving our regulated rates could adversely affect our cash flow.  Challenges to our tariff rates could be filed with the FERC.

Our partnership status may be a disadvantage to us in calculating our cost of service for rate-making purposes.

In May 2005, the FERC issued a policy statement permitting the inclusion of an income tax allowance in the cost of service-based rates of a pipeline for partnership interests held by partners with an actual or potential income tax liability on public utility income, if the pipeline proves that the owner of the partnership interest has an actual or potential income tax liability.  On December 16, 2005, the FERC issued its first significant case-specific oil pipeline review of the income tax allowance issue in another pipeline company’s rate case.  The FERC reaffirmed its new income tax allowance policy and directed the subject pipeline to provide certain evidence necessary for the pipeline to determine its income tax allowance.  The new tax allowance policy and the December 16 order have been appealed to the United States Court of Appeals for the District of Columbia Circuit.  As a result, the ultimate outcome of these proceedings is not certain and could result in changes to the FERC’s treatment of income tax allowances in cost of service.  Depending upon how the policy statement on income tax allowances is applied in practice to pipelines organized as pass-through entities, and whether it is ultimately upheld or modified on judicial review, these decisions might adversely affect us.

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

Our pipelines are dependent on their interconnections with other pipelines to reach their destination markets.

Decreased throughput on interconnected pipelines due to testing, line repair and reduced pressures could result in reduced throughput on our pipeline systems.  Such reduced throughput may adversely impact our profitability.

Reduced demand could affect shipments on the pipelines.

Our products pipeline business depends in large part on the demand for refined products and LPGs in the markets served by our pipelines.  Reductions in that demand adversely affect our pipeline business.  Market demand varies based upon the different end uses of the products we ship.  We cannot predict the impact of future fuel conservation measures, alternate fuel requirements, government regulation or technological advances in fuel economy and energy-generation devices, all of which could reduce the demand for refined petroleum products and LPGs in the areas we serve.  Demand for gasoline, which has in recent years accounted for approximately forty percent of our refined products transportation revenues, depends upon price, prevailing economic conditions and demographic changes in the markets we serve.  Weather conditions, government policy and crop prices affect the demand for refined products used in agricultural operations.  Demand for jet fuel, which has in recent years accounted for approximately twenty percent of our refined products revenues, depends on prevailing economic conditions and military usage.  Propane deliveries are generally sensitive to the weather and meaningful year-to-year variances have occurred and will likely continue to occur.

The use of derivative financial instruments could result in material financial losses by us.

We historically have sought to limit a portion of the adverse effects resulting from changes in interest rates by using financial derivative instruments and other hedging mechanisms from time to time.  To the extent that we hedge our interest rate exposures, we will forego the benefits we would otherwise experience if interest rates were to change in our favor.  In addition, even though monitored by management, hedging activities can result in losses.  Such losses could occur under various circumstances, including if a counterparty does not perform its obligations under the hedge arrangement, the hedge is imperfect, or hedging policies and procedures are not followed.

Our pipeline integrity program may impose significant costs and liabilities on us.

The U.S. Department of Transportation issued final rules (effective March 2001 with respect to hazardous liquid pipelines and February 2004 with respect to natural gas pipelines) requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines and take measures to protect pipeline segments located in what the rules refer to as “high consequence areas.”  The final rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002.  At this time, we cannot predict the ultimate costs of compliance with this rule because those costs will depend on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing that is required by the rule.  We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines.  The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

Our operations are subject to governmental laws and regulations relating to the protection of the environment and safety which may expose us to significant costs and liabilities.

Our facilities are subject to multiple environmental obligations and potential liabilities under a variety of federal, state and local laws and regulations.  Such laws and regulations affect many aspects of our present and future operations, and generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals, with respect to air emissions, water quality, wastewater discharges, and solid and hazardous waste management.  Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could influence our results of operations.  If an accidental leak, spill or release of hazardous substances occurs at any facilities that we own, operate or otherwise use, or where we send materials for treatment or disposal, we could be held jointly and severally liable for all resulting liabilities, including investigation, remedial and clean-up costs.  Likewise, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination.  Any or all of this could materially affect our results of operations and cash flows.  We currently own or lease, and have owned or leased, many properties that have been used for many years to terminal or store crude oil, petroleum products or other chemicals.  Owners, tenants or users of these properties may have disposed of or released hydrocarbons or solid wastes on or under them.  Additionally, some sites we operate are located near current or former refining and terminaling operations.  There is a risk that contamination has migrated from those sites to ours.

Further, we cannot ensure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have material adverse effect on our business, financial position, results of operations and cash flows.

Various state and federal governmental authorities including the U.S. Environmental Protection Agency, the Bureau of Land Management, the Department of Transportation and the Occupational Safety and Health Administration have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both.  Liability may be incurred without regard to fault under CERCLA, RCRA, and analogous state laws for the remediation of contaminated areas.  Private parties, including the owners of properties through which our pipeline systems pass, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage.

Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us.  Our business may be adversely affected by increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits.  New environmental regulations might adversely affect our products and activities, including storage, transportation and construction and maintenance activities, as well as waste management and air emissions.  Federal and state agencies also could impose additional safety requirements, any of which could affect our profitability.

Contamination resulting from spills or releases of petroleum products is an inherent risk within the petroleum pipeline industry.  While the costs of remediating groundwater contamination are generally site-specific, such costs can vary substantially and may be material.

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

Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain.  Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage.  Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. If a significant accident or event occurs that is not fully insured, our operations and financial results could be adversely affected.

Our operations are subject to the many hazards inherent in the transportation of refined petroleum products and LPGs.  These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations.  We are not fully insured against all risks incident to our business, including environmental accidents that might occur, and market conditions have caused premiums and deductibles for some of our insurance policies to increase substantively.  If a significant accident or event occurs that is not fully insured, it could adversely affect our financial position or results of operations.

We depend on the leadership and involvement of our key personnel for the success of our business.

We depend on the leadership and involvement of our key personnel to identify and develop business opportunities and make strategic decisions.  Our General Partner’s president and chief executive officer was elected in April 2006, its chief financial officer was elected in January 2006, and its general counsel was elected in March 2006.  Our General Partner’s president and chief executive officer has over 35 years of relevant experience and its chief financial officer and general counsel each have approximately 20 years of relevant experience.  While retention plans are in place for certain senior executives, any future unplanned departures could have a material adverse effect on our business, financial condition and results of operations.  Legacy senior executives have compensation agreements in place but new officers may not be party to any compensation agreements.

Risks Relating to Our Partnership Structure

Cost reimbursements and fees due to the Company and its affiliates may be substantial.

We reimburse our General Partner, the Company and its affiliates, including EPCO and the officers and directors of the Company, for expenses they incur on our behalf.  Under our partnership agreement, our General Partner has sole discretion to determine the amount of these expenses. Under the administrative services agreement pursuant to which EPCO provides various services to us, we are obligated to pay EPCO for all direct and indirect costs and expenses associated with services it provides that relate to our business or activities. In addition, our General Partner, the Company and their affiliates may provide other services to us for which we will be charged fees as determined by our General Partner or the Company.

The Company and its affiliates may have conflicts with our partnership.

The directors and officers of the Company and its affiliates (including EPCO and other affiliates of EPCO) have duties to manage the Company in a manner that is beneficial to its member. At the same time, the Company has duties to manage our Parent Partnership and, through control of our Parent Partnership, us, in a manner that is beneficial to us. EPCO also controls another publicly traded partnership, Enterprise, which engages in similar lines of business. We have significant business relationships with Enterprise and EPCO and other entities controlled by Dan L. Duncan. Therefore, the Company’s duties to our Parent Partnership and us may conflict with the duties of its officers and directors to its member. Provisions of our partnership agreement and/or the administrative services agreement provide for a standard of care that may allow the Company to approve actions in the context of possible conflicts, which under state law a corporation would be required to analyze with greater scrutiny. Possible conflicts may include, among others, the following:

•                  decisions of the Company regarding the amount and timing of cash expenditures, borrowings and issuances of other Parent Partnership debt or equity securities that can affect the amount of distributions we make to the Parent Partnership and the amount of incentive compensation distributions the Parent Partnership makes to the Company;

•                  decisions of the Company regarding our acquisitions, expansions or business strategy, which may provide benefits to the Company and its affiliates;

•                  under our and our Parent Partnership’s partnership agreements, it is not a breach of the Company’s fiduciary duties for affiliates of the Company to engage in activities that compete with us;

•                  the directors and officers of the Company are allowed to resolve conflicts of interest involving us and EPCO and its affiliates and are allowed to take into account the interests of parties other than us, such as EPCO and its affiliates, including Enterprise, in resolving these conflicts of interest;

•                  any resolution of a conflict of interest by the directors and officers of the Company not made in bad faith and that is fair and reasonable to us is binding on the partners and will not constitute a breach of our partnership agreement;

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

EPCO’s employees, including some of the Company’s executive officers and directors, may be subjected to conflicts in managing our business and the allocation of time and compensation costs between our business and the business of EPCO and its other affiliates.

Certain of the Company’s executive officers and three of its directors are also officers and/or directors of EPCO and other affiliates of EPCO, including Enterprise. These relationships may create conflicts of interest regarding corporate opportunities and other matters, and the resolution of any such conflicts may not always be in our or our best interests. In addition, these overlapping executive officers and directors allocate their time among us, EPCO and other affiliates of EPCO. These officers and directors face potential conflicts regarding the allocation of their time, which may adversely affect our business, results of operations and financial condition.

We have entered into an administrative services agreement that governs business opportunities among entities controlled by the Company, including our Parent Partnership and us (“TEPPCO Companies”), entities controlled by the general partners of Enterprise GP Holdings L.P. and Enterprise, including Enterprise GP Holdings and Enterprise (“Enterprise Companies”), and EPCO and its other affiliates. Under the administrative services agreement, we have no obligation to present any business opportunity offered to or discovered by us to the Enterprise Companies, and they are not obligated to present business opportunities that are offered to or discovered by them to us. However, the agreement requires that business opportunities offered to or discovered by EPCO, which controls both the TEPPCO Companies and the Enterprise Companies, be offered first to certain Enterprise Companies before they may be pursued by EPCO and its other affiliates or offered to us.

Under the administrative services agreement, EPCO and its affiliates provide all administrative, operational and other services, including employee support, for us and the Company. Some of the EPCO employees providing these services to us may also have duties and responsibilities related to EPCO and its other affiliates, including Enterprise. The services performed by these shared personnel will generally be limited to non-commercial functions, including but not limited to human resources, information technology, financial and accounting services and legal services. EPCO may encounter conflicts of interest in allocating the available time and employee costs of shared personnel between us and other EPCO affiliates.

The credit and risk profile of the Company and its owners could adversely affect our credit ratings and profile.

The credit and business risk profiles of the general partner or owners of a general partner may be factors in credit evaluations of a master limited partnership and its subsidiaries. This is because a general partner can exercise significant influence over the business activities of the partnership, including its cash distribution and acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of the general partner and its owners, including the degree of their financial leverage and their dependence on cash flow from the partnership to service their indebtedness.

Entities controlling the owner of the Company have significant indebtedness outstanding and are dependent principally on the cash distributions from the Company and limited partner equity interests in our Parent Partnership to service such indebtedness. Any distributions by our Parent Partnership to such entities will be made only after satisfying its then current obligations to its creditors, which could be substantial. Although our Parent Partnership has taken certain steps in its organizational structure, financial reporting and contractual relationships to reflect the separateness of it and us from the Company and the entities that control the Company, our Parent Partnership and our credit ratings and business risk profile could be adversely affected if the ratings and risk profiles of the entities that control the Company were viewed as substantially lower or more risky than ours.

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

10.1+                                                                    Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan Notice of 2006 Award (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P.

(Commission File No. 1-10403) for the quarter ended June 30, 2006, and incorporated herein by reference).

10.2+                                                                    Texas Eastern Products Pipeline Company, LLC 2005 Phantom Unit Plan Notice of 2006 Award (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2006, and incorporated herein by reference).

10.3+                                                                    Third Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2006, by and among TEPPCO Partners, L.P., the Borrower, several banks and other financial institutions, the Lenders, SunTrust Bank, as the Administrative Agent for the Lenders and as the LC Issuing Bank, Wachovia Bank, National Association, as Syndication Agent, and BNP Paribas, JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland Plc, as Co-Documentation Agents (Filed as Exhibit 10.3 to Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of August 3, 2006 and incorporated herein by reference).

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

TE Products Pipeline Company, Limited Partnership

Date: August 4, 2006	By:	/s/ JERRY E. THOMPSON
Jerry E. Thompson, President and Chief Executive Officer of TEPPCO GP, Inc., General Partner

Date: August 4, 2006	By:	/s/ WILLIAM G. MANIAS
William G. Manias, Vice President and Chief Financial Officer of TEPPCO GP, Inc., General Partner