Form 10-Q
period 2006-09-30
TE PRODUCTS PIPELINE CO LP
filed 2006-11-07
CIK 1045548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	September 30,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, trade (net of allowance for doubtful accounts of $0 and $45)	23,020	26,338
Accounts receivable, related parties	591	2,182
Inventories	13,672	16,449
Other	13,167	14,911
Total current assets	50,450	59,880
Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $367,947 and $340,562)	838,551	808,761
Equity investments	149,083	157,335
Other assets	21,869	16,566
Total assets	$1,059,953	$1,042,542

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$13,759	$13,540
Accounts payable, related parties	593	19,973
Accrued interest	6,991	16,151
Other accrued taxes	5,442	7,524
Other	7,044	7,220
Total current liabilities	33,829	64,408
Senior notes	386,058	389,048
Note payable, Parent Partnership	176,931	206,906
Other liabilities and deferred credits	17,387	14,500
Commitments and contingencies
Partners’ capital:
General partner’s interest	4	4
Limited partner’s interest	445,744	367,676
Total partners’ capital	445,748	367,680
Total liabilities and partners’ capital	$1,059,953	$1,042,542

See accompanying Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating revenues:
Transportation – Refined products	$42,067	$38,240	$113,309	$111,039
Transportation – LPGs	16,877	16,519	59,652	63,220
Other	12,282	10,107	39,461	30,144
Total operating revenues	71,226	64,866	212,422	204,403

Costs and expenses:
Operating expenses	27,676	25,485	77,169	72,429
Operating fuel and power	10,523	8,142	28,066	23,697
General and administrative	3,455	4,616	13,250	12,327
Depreciation and amortization	10,446	9,818	30,340	28,653
Taxes – other than income taxes	256	3,014	5,965	8,362
Gains on sales of assets	(14)	(24)	(39)	(131)
Total costs and expenses	52,342	51,051	154,751	145,337

Operating income	18,884	13,815	57,671	59,066

Interest expense – net	(8,096)	(7,286)	(24,385)	(22,839)
Equity losses	(2,949)	(651)	(6,581)	(2,718)
Other income – net	289	306	1,232	576

Net income	$8,128	$6,184	$27,937	$34,085

See accompanying Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net income	$27,937	$34,085
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,340	28,653
Losses in equity investments	6,581	2,718
Distributions from equity investments	11,228	10,688
Non-cash portion of interest expense	391	199
Gains on sales of assets	(39)	(131)
Decrease in accounts receivable, trade	3,318	531
Decrease in accounts receivable, related parties	1,591	511
Decrease (increase) in inventories	2,777	(4,642)
Decrease (increase) in other current assets	1,744	(4,695)
Decrease in accounts payable and accrued expenses	(10,146)	(2,162)
Decrease in accounts payable, related parties	(19,380)	(38,754)
Other	(8,004)	(7,351)
Net cash provided by operating activities	48,338	19,650

Cash flows from investing activities:
Investment in Mont Belvieu Storage Partners, L.P.	(4,168)	(2,635)
Purchase of assets	(10,975)	(68,969)
Investment in Centennial Pipeline LLC	(2,500)	—
Cash paid for linefill on assets owned	(4,269)	—
Capital expenditures	(47,003)	(38,266)
Net cash used in investing activities	(68,915)	(109,870)

Cash flows from financing activities:
Proceeds from note payable, Parent Partnership	45,203	148,508
Repayments of note payable, Parent Partnership	(74,757)	(261,246)
Equity contributions – Parent Partnership	100,502	294,820
Distributions paid	(50,371)	(91,862)
Net cash provided by financing activities	20,577	90,220

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Non-cash investing activities:
Net assets transferred to Mont Belvieu Storage Partners, L.P.	$—	$1,429

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$33,391	$30,786

See accompanying Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Unaudited)

(in thousands)

	General	Limited
	Partner’s	Partner’s
	Interest	Interest	Total

Partners’ capital at December 31, 2005	$4	$367,676	$367,680
Net income allocation	1	27,936	27,937
Cash distributions	(1)	(50,370)	(50,371)
Capital contributions	—	100,502	100,502

Partners’ capital at September 30, 2006	$4	$445,744	$445,748

See accompanying Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

TE Products Pipeline Company, Limited Partnership (the “Partnership”), a Delaware limited partnership, was formed in March 1990.  TEPPCO Partners, L.P. (the “Parent Partnership”) owns a 99.999% interest in us as the sole limited partner.  TEPPCO GP, Inc. (“TEPPCO GP” or “General Partner”), a wholly owned subsidiary of the Parent Partnership, holds a 0.001% general partner interest in us.  Texas Eastern Products Pipeline Company, LLC (the “Company”), a Delaware limited liability company, serves as the general partner of our Parent Partnership.  Through February 23, 2005, the Company was an indirect wholly owned subsidiary of Duke Energy Field Services, LLC (“DEFS”), a joint venture between Duke Energy Corporation (“Duke Energy”) and ConocoPhillips.  Through February 23, 2005, Duke Energy held an interest of approximately 70% in DEFS, and ConocoPhillips held the remaining interest of approximately 30%.  On February 24, 2005, the Company was acquired by DFI GP Holdings L.P. (formerly Enterprise GP Holdings L.P.) (“DFI”), an affiliate of EPCO, Inc. (“EPCO”), a privately held company controlled by Dan L. Duncan, for approximately $1.1 billion.  Mr. Duncan and his affiliates, including EPCO and Dan Duncan LLC, privately held companies controlled by him, control us, our Parent Partnership, the Company and Enterprise Products Partners L.P. (“Enterprise”).  As a result of the transaction, DFI owns and controls the 2% general partner interest in our Parent Partnership and has the right to receive the incentive distribution rights associated with its general partner interest in our Parent Partnership.

As used in this Report, “we,” “us,” and “our” means TE Products Pipeline Company, Limited Partnership and, where the context requires, include our subsidiaries.

On May 9, 2005, we formed TEPPCO Interests, LLC (“TEPPCO Interests”), a Delaware limited liability company, of which we own 100% of the member interests.  On July 15, 2005, TEPPCO Interests acquired from Texas Genco, LLC (“Genco”) (i) 100% of its member interests in TG Pipeline GP, LLC, a Delaware limited liability company, which is the owner of 100% of the general partner interests in TG Pipeline, L.P. (“Pipeline LP”), a Texas limited partnership, and (ii) 100% of the membership interests in TG Pipeline LP, LLC, a Delaware limited liability company, which is the owner of 100% of the limited partner interests in TG Pipeline, L.P.  On May 18, 2005, we formed TEPPCO Terminals, L.P. (“TEPPCO Terminals”), a Delaware limited partnership, and we own a 99.999% interest in TEPPCO Terminals as the sole limited partner.  TEPPCO GP serves as the general partner and holds a 0.001% general partner interest in TEPPCO Terminals.

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

The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of September 30, 2006, and the results of our operations and cash flows for the periods presented.  The results of operations for the three months and nine months ended September 30, 2006, are not necessarily indicative of results of our operations for the full year 2006.  You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 2005.  We have reclassified certain amounts from prior periods to conform to the current presentation.

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

At September 30, 2006, we had a working capital surplus of $16.6 million, while at December 31, 2005, we had a working capital deficit of $4.5 million.  Our primary sources of liquidity are cash generated from operations and from loans or capital contributions from our Parent Partnership.  Working capital deficits occur primarily from the timing of operating cash receipts from customers, payment of cash distributions and the payment of normal operating expenses and capital expenditures.  Our Parent Partnership has historically made capital contributions, loans or otherwise provided liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so.  At September 30, 2006, our Parent Partnership had $330.9 million in available borrowing capacity under its revolving credit facility.

Asset Retirement Obligation

During the second quarter of 2006, we recorded $0.3 million of expense, included in depreciation and amortization expense, related to a conditional asset retirement obligation.  Additionally, we recorded a $0.4 million liability, which represents the fair value of a conditional asset retirement obligation related to structural restoration work to be completed on leased office space that is required upon our anticipated office lease termination.  This conditional asset retirement obligation was not previously recorded, due to the indeterminate range of settlement dates and settlement methods, during the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which we adopted on January 1, 2003 and December 31, 2005, respectively.  During the second quarter of 2006, we assigned probabilities for settlement dates and settlement methods for use in an expected present value measurement of fair value and a recorded asset retirement obligation.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment.  SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value.  In April 2005, both the FASB and the Securities and Exchange Commission (“SEC”) decided to delay the effective date for public companies to implement SFAS 123(R). SFAS 123(R) became effective for public companies for annual periods beginning after June 15, 2005.  Accordingly, our Parent Partnership adopted SFAS 123(R) in the first quarter of 2006, under the modified prospective transition method.  Our Parent Partnership’s 1999 and 2005 Phantom Unit Plans are liability awards under the provisions of this statement.  We are allocated a portion of the expense related to our Parent Partnership’s compensation plans.  No additional compensation expense has been recorded in connection with the adoption of SFAS 123(R) as our Parent Partnership has historically recorded the associated liabilities at fair value.  The adoption of SFAS 123(R) did not have a material effect on our financial position, results of operations or cash flows.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS 154 establishes new standards on accounting for changes in accounting principles.  All such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so.  SFAS 154 completely replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Periods.  However, it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors.  SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after June 1, 2005. The application of SFAS 154 does not affect the transition provisions of any existing pronouncements, including those that are in the transition phase as of the effective date of SFAS 154.  The adoption of SFAS 154 did not have a material effect on our financial position, results of operations or cash flows.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 improves the financial reporting of certain hybrid financial instruments and simplifies the accounting for these instruments. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the fiscal year that begins after September 15, 2006 (January 1, 2007).  At September 30, 2006, we did not have any hybrid financial securities outstanding and, as such, we do not believe that adoption of SFAS 155 will have a material effect on our financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”).  FIN 48 provides that the tax effects of an uncertain tax position should be recognized in a company’s financial statements if the position taken by the entity is more likely than not sustainable if it were to be examined by an appropriate taxing authority, based on technical merit.  After determining if a tax position meets such criteria, the amount of benefit to be recognized should be the largest amount of benefit that has more than a 50% chance of being realized upon settlement.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and we are required to adopt FIN 48 as of January 1, 2007.  We are currently assessing the impact, if any, that the adoption of FIN 48 will have on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after December 15, 2007, and we are required to adopt SFAS 157 as of January 1, 2008.  We are currently assessing the impact that the adoption of SFAS 157 will have on our financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements.  The SAB requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  When the effect of initial adoption is determined to be material, SAB 108 allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings.  The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006.  Additionally, the nature and amount of each individual error being corrected through the cumulative-effect adjustment, when and how each error arose, and the fact that the errors had previously been considered immaterial is required to be disclosed.  We are required to adopt SAB 108 for our current fiscal year ending December 31, 2006.  We do not expect the adoption of SAB 108 to have a material effect on our financial position, results of operations or cash flows.

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

The following table reflects the components of amortized intangible assets, included in other assets on the consolidated balance sheets, and excess investment included in equity investments, at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets:
Transportation agreements	$1,000	$(296)	$1,328	$(326)

Excess investment:
Centennial Pipeline LLC	$33,390	$(15,678)	$33,390	$(12,947)

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

Amortization expense on intangible assets was less than $0.1 million for the three-month and nine-month periods ended September 30, 2006 and 2005.  Amortization expense on excess investments included in equity earnings was $1.0 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively, and $2.7 million and $3.3 million for the nine months ended September 30, 2006 and 2005, respectively.

The following table sets forth the estimated amortization expense of intangible assets and the estimated amortization expense allocated to equity earnings for the years ending December 31 (in thousands):

	Intangible Assets	Excess Investments
2006	$50	$3,999
2007	50	4,422
2008	50	4,747
2009	50	6,187
2010	50	6,351

NOTE 3.  INTEREST RATE SWAP

In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028.  We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes.  Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and receive a fixed rate of interest of 7.51%.  During the nine months ended September 30, 2006 and 2005, we recognized reductions in interest expense of $1.5 million and $4.6 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarters ended September 30, 2006 and 2005, we reviewed the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair values of this interest rate swap were losses of approximately $3.9 million and $0.9 million at September 30, 2006, and December 31, 2005, respectively.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

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

NOTE 5.  ACQUISITIONS

Refined Products Terminal and Truck Rack

On July 12, 2005, we purchased a refined products terminal and two-bay truck loading rack in North Little Rock, Arkansas, for $6.8 million from Exxon Mobil Corporation.  The assets include three storage tanks and a two-bay truck loading rack.  We funded the purchase through borrowings from our Parent Partnership under its revolving credit facility, and we allocated the purchase price to property, plant and equipment and inventory. The terminal serves the central Arkansas refined products market and complements our existing infrastructure in North Little Rock, Arkansas.

Genco Assets

On July 15, 2005, we acquired from Genco all of its interests in certain companies that own a 90-mile pipeline system and 5.5 million barrels of storage capacity for $62.1 million.  We funded the purchase through borrowings from our Parent Partnership under its revolving credit facility.  We allocated the purchase price to property, plant and equipment, and we accounted for the acquisition of these assets under the purchase method of accounting.  This acquisition was made as part of an expansion of our refined products origin capabilities in the Houston, Texas, and Texas City, Texas, areas.  The assets of the purchased companies are being integrated into our origin infrastructure in Texas City and Baytown, Texas.  The integration and other system enhancements should be in service by the first quarter of 2007, at an estimated cost of $45.0 million.  See Note 13 regarding the sale of certain of these assets to Enterprise.

Terminal Assets

On July 14, 2006, we purchased assets from New York LP Gas Storage, Inc. for $10.0 million.  The assets consist of two active caverns, one active brine pond, a four bay truck rack, seven above ground storage tanks, and a twelve-spot railcar rack located east of our Watkins Glen, New York facility.   We funded the purchase through

borrowings from our Parent Partnership under its revolving credit facility, and we allocated the purchase price, net of liabilities assumed, primarily to property, plant and equipment and inventory.

NOTE 6.  INVENTORIES

Inventories are valued at the lower of cost (based on weighted average cost method) or market.  The costs of inventories did not exceed market values at September 30, 2006, and December 31, 2005. The major components of inventories were as follows (in thousands):

	September 30, 2006	December 31, 2005
Refined products and LPGs (1)	$8,361	$11,864
Materials and supplies	5,311	4,585
Total	$13,672	$16,449

(1)  Refined products and LPGs inventory is managed on a combined basis.

NOTE 7.  EQUITY INVESTMENTS

We own a 50% ownership interest in Centennial Pipeline LLC (“Centennial”), and Marathon Petroleum Company LLC (“Marathon”) owns the remaining 50% interest. Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois.  During the nine months ended September 30, 2006, we contributed $2.5 million to Centennial.  During the nine months ended September 30, 2005, we did not invest any funds in Centennial.  We have received no cash distributions from Centennial since its formation.

We own a 50% ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”), and Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) owns the remaining 50% interest.  MB Storage owns storage capacity at the Mont Belvieu fractionation and storage complex and a short haul transportation shuttle system that ties Mont Belvieu, Texas, to the upper Texas Gulf Coast energy marketplace. MB Storage is a service-oriented, fee-based venture serving the fractionation, refining and petrochemical industries with substantial capacity and flexibility for the transportation, terminaling and storage of NGLs, LPGs and refined products.  MB Storage has no commodity trading activity.  We operate the facilities for MB Storage.  See Note 12 regarding the expected divestiture of MB Storage.

For the years ended December 31, 2006 and 2005, we receive the first $1.7 million per quarter (or $6.78 million on an annual basis) of MB Storage’s income before depreciation expense, as defined in the Agreement of Limited Partnership of MB Storage.  Our share of MB Storage’s earnings may be adjusted annually by the partners of MB Storage.  Any amount of MB Storage’s annual income before depreciation expense in excess of $6.78 million is allocated evenly between Louis Dreyfus and us.  Depreciation expense on assets each party originally contributed to MB Storage is allocated between us and Louis Dreyfus based on the net book value of the assets contributed.  Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation is allocated evenly between us and Louis Dreyfus. For the nine months ended September 30, 2006 and 2005, our sharing ratios in the earnings of MB Storage were approximately 63.8% and 64.3%, respectively.  During the nine months ended September 30, 2006, we received distributions of $11.2 million from MB Storage and contributed $4.2 million to MB Storage.  During the nine months ended September 30, 2005, we received distributions of $10.7 million from

MB Storage and contributed $4.0 million to MB Storage, which included a combination of non-cash asset transfers of $1.4 million and cash contributions of $2.6 million.

We use the equity method of accounting to account for our investments in Centennial and MB Storage.  Summarized combined financial information for Centennial and MB Storage for the nine months ended September 30, 2006 and 2005, is presented below (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Revenues	$52,965	$54,863
Net income (loss)	(2,383)	6,091

Summarized combined balance sheet information for Centennial and MB Storage as of September 30, 2006, and December 31, 2005, is presented below (in thousands):

	September 30,	December 31,
	2006	2005
Current assets	$35,096	$36,647
Noncurrent assets	361,416	369,679
Current liabilities	17,298	23,621
Long-term debt	150,000	150,000
Noncurrent liabilities	21,040	13,522
Partners’ capital	208,174	219,183

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

	Redemption		Redemption
Year	Price	Year	Price

2008	103.755%	2013	101.878%
2009	103.380%	2014	101.502%
2010	103.004%	2015	101.127%
2011	102.629%	2016	100.751%
2012	102.253%	2017	100.376%

and thereafter at 100% of the principal amount, together in each case with accrued interest at the redemption date.

The Senior Notes do not have sinking fund requirements.  Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year.  The Senior Notes are unsecured obligations and rank pari passu with all of our other unsecured and unsubordinated indebtedness.  The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indenture does not limit our ability to incur additional indebtedness.  As of September 30, 2006, we were in compliance with the covenants of the Senior Notes.

We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above.  The fair values of this interest rate swap were losses of approximately $3.9 million and $0.9 million at September 30, 2006, and December 31, 2005, respectively (see Note 3).

The following table summarizes the estimated fair values of the Senior Notes as of September 30, 2006, and December 31, 2005 (in millions):

		Fair Value
	Face Value	September 30, 2006	December 31, 2005

6.45% Senior Notes, due January 2008	$180.0	$182.2	$183.7
7.51% Senior Notes, due January 2028	210.0	222.6	224.1

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

Our Parent Partnership has in place a $700.0 million unsecured revolving credit facility, including the issuance of letters of credit (“Revolving Credit Facility”), which matures on December 13, 2011.  Commitments under the credit facility may be increased up to a maximum of $850.0 million upon our Parent Partnership’s request, subject to lender approval and the satisfaction of certain other conditions.  The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings.  Financial covenants in the Revolving Credit Facility require that our Parent Partnership maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods.  Other restrictive covenants in the Revolving Credit Facility limit our Parent Partnership’s and its subsidiaries’ (including us) ability to, among other things, incur additional indebtedness, make certain distributions, incur liens, engage in specified transactions with affiliates, including us, and complete mergers, acquisitions and sales of assets.

On July 31, 2006, our Parent Partnership amended its Revolving Credit Facility.  The primary revisions were as follows:

•                  The maturity date of the credit facility was extended from December 13, 2010 to December 13, 2011.  Also under the terms of the amendment, the Parent Partnership may request up to two one-year extensions of the maturity date.  These extensions, if requested, will become effective subject to lender approval and satisfaction of certain other conditions.

•                  The amendment releases Jonah Gas Gathering Company (“Jonah”) as a guarantor of the Revolving Credit Facility and restricts the amount of outstanding debt of the Jonah joint venture to debt owing to the owners of its partnership interests and other third-party debt in the principal aggregate amount of $50.0 million.

•                  The amendment modifies the financial covenants to, among other things, allow the Parent Partnership to include in the calculation of its Consolidated EBITDA (as defined in the Revolving Credit Facility) pro forma adjustments for material capital projects.

•                  The amendment allows for the issuance of Hybrid Securities (as defined in the Revolving Credit Facility) of up to 15% of our Parent Partnership’s Consolidated Total Capitalization (as defined in the Revolving Credit Facility).

At September 30, 2006, $359.0 million was outstanding under our Parent Partnership’s Revolving Credit Facility at a weighted average interest rate of 6.02%.  At September 30, 2006, our Parent Partnership was in compliance with the covenants of this credit facility.

At September 30, 2006 and December 31, 2005, we had unsecured intercompany notes payable to our Parent Partnership of $176.9 million and $206.9 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at September 30, 2006, was 6.8%.  At September 30, 2006, accrued interest includes $1.2 million due to our Parent Partnership.  For the nine months ended September 30, 2006 and 2005, interest expense incurred on the note payable to our Parent Partnership totaled $8.6 million and $7.6 million, respectively.

NOTE 9.  QUARTERLY DISTRIBUTONS OF AVAILABLE CASH

We make quarterly cash distributions of all of our Available Cash, generally defined in our Partnership Agreement as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its reasonable discretion.  We pay distributions 99.999% to the Parent Partnership and 0.001% to the General Partner.

During the nine months ended September 30, 2006 and 2005, we paid cash distributions to our Parent Partnership totaling $50.4 million and $91.9 million, respectively.  On November 7, 2006, we paid a cash distribution to our Parent Partnership of $21.7 million for the quarter ended September 30, 2006.

NOTE 10. RELATED PARTY TRANSACTIONS

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

Our Parent Partnership allocates operating, general and administrative expenses to us for legal, insurance, financial, communication and other administrative services based upon the estimated level of effort devoted to our various operations.  In addition, we make cash payments on behalf of the Parent Partnership for various expenses.  At September 30, 2006, and December 31, 2005, we had net payables of $0.4 million and $18.5 million, respectively, to our Parent Partnership related to these affiliated activities.

EPCO and Affiliates and Duke Energy, DEFS and Affiliates

The following table summarizes the related party transactions with EPCO and affiliates and DEFS and affiliates for the three months and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues from EPCO and affiliates: (1)
Transportation – LPGs	$0.5	$1.1	$2.8	$2.7
Costs and Expenses from EPCO and affiliates: (1)
Payroll, administrative and other (2)	13.0	13.2	41.6	17.0
Revenues from DEFS and affiliates: (3)
Transportation – LPGs	—	—	—	0.7
Other operating revenues	—	—	—	1.1
Costs and Expenses from DEFS and affiliates: (3)
Payroll, administrative and other (4)	—	—	—	7.8

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

At September 30, 2006 and December 31, 2005, we had receivables from EPCO and affiliates of $0.3 million and $1.3 million, respectively, related to transportation services provided to EPCO and affiliates.

Beginning February 24, 2005, the majority of our insurance coverage, including property, liability, business interruption, auto and directors and officers’ liability insurance, was obtained by our Parent Partnership through EPCO.  For the three months and nine months ended September 30, 2006 and 2005, we incurred insurance expense related to premiums paid by EPCO of $1.6 million, $1.0 million, $4.6 million, and 1.8 million, respectively.  At September 30, 2006 and December 31, 2005, we had insurance reimbursement receivables due from EPCO of $1.4 million and $1.3 million, respectively.

On October 6, 2006, we sold certain idled refined products pipeline assets in the Houston, Texas area, with a carrying value of approximately $5.5 million, to an affiliate of Enterprise for approximately $8.8 million (see Note 13).  We also anticipate selling additional refined products pipeline assets in the Houston, Texas area to an affiliate of Enterprise in the fourth quarter of 2006 for approximately $8.0 million, which at September 30, 2006, have a carrying value of approximately $2.5 million.  These transactions were reviewed and recommended for approval by the Audit and Conflicts Committee of the Board of Directors of the Company.

NOTE 11.  EMPLOYEE BENEFIT PLANS

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

In June 2005, the Parent Partnership recorded a curtailment charge of $0.1 million in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, as a result of the TEPPCO RCBP and TEPPCO SBP amendments.  A portion of the charge was allocated to us.  As of May 31, 2005, the following assumptions were changed for purposes of determining the net periodic benefit costs for the remainder of 2005: the discount rate, the long-term rate of return on plan assets, and the assumed mortality table.  The discount rate was decreased from 5.75% to 5.00% to reflect rates of returns on bonds currently available to settle the liability.   The expected long-term rate of return on plan assets was changed from 8% to 2% due to the movement of plan funds from equity investments into short-term money market funds.  The mortality table was changed to reflect overall improvements in mortality experienced by the general population.  The curtailment charge arose due to the accelerated recognition of the unrecognized prior service costs.  The Parent Partnership recorded additional settlement charges of approximately $0.2 million in the fourth quarter of 2005 relating to the TEPPCO SBP.  The Parent Partnership expects to record additional settlement charges of approximately $4.0 million in the fourth quarter of 2006 relating to the TEPPCO RCBP for any existing unrecognized losses upon the plan termination and final distribution of the assets to the plan participants. We expect to be allocated a share of these charges.

The components of net pension benefits costs allocated to us for the TEPPCO RCBP and the TEPPCO SBP for the three months and nine months ended September 30, 2006 and 2005, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost benefit earned during the period	$—	$735	$—	$2,082
Interest cost on projected benefit obligation	169	157	504	472
Expected return on plan assets	(77)	(53)	(238)	(414)
Amortization of prior service cost	—	1	—	4
Amortization of actuarial losses	21	24	64	61
SFAS 88 curtailment chargee	—	—	—	39
Net pension benefits costs	$113	$864	$330	$2,244

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

In May 2005, benefits provided to employees under the TEPPCO OPB were changed.  Employees eligible for these benefits received them through December 31, 2005, however, effective December 31, 2005, these benefits were terminated.  As a result of this change in benefits and in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, the Parent Partnership recorded a curtailment credit of approximately $1.7 million in its accumulated postretirement obligation, which reduced the Parent Partnership’s accumulated postretirement obligation to the total of the expected remaining 2005 payments under the TEPPCO OPB, of which $1.3 million was allocated to us.  The employees participating in this plan at that time were transferred to DEFS, who is expected to provide postretirement benefits to these retirees.  Our Parent Partnership recorded a one-time settlement to DEFS in the third quarter of 2005 of $0.4 million for the remaining postretirement benefits, of which approximately $0.4 million was allocated to us.

The components of net postretirement benefits cost allocated to us for the TEPPCO OPB for the three months and nine months ended September 30, 2006 and 2005, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost benefit earned during the period	$—	$—	$—	$49
Interest cost on accumulated postretirement benefit obligation	—	—	—	57
Amortization of prior service cost	—	—	—	47
Recognized net actuarial loss	—	—	—	3
SFAS 106 curtailment credit	—	—	—	(1,318)
Net postretirement benefits costs	$—	$—	$—	$(1,162)

Effective June 1, 2005, the payroll functions performed by DEFS for the Company were transferred from DEFS to EPCO.  For those employees who were receiving certain other postretirement benefits at the time of the acquisition of the Company by DFI, DEFS is expected to continue to provide these benefits to those employees.  Effective June 1, 2005, EPCO began providing certain other postretirement benefits to those employees who became eligible for the benefits after June 1, 2005, and will charge those benefit related costs to our Parent Partnership.  We expect to be allocated a portion of these costs.  As a result of these changes, the Parent Partnership recorded a $1.2 million reduction in its other postretirement obligation in June 2005, of which $0.7 million was allocated to us.

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

NOTE 12.  COMMITMENTS AND CONTINGENCIES

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

On September 18, 2006, Peter Brinckerhoff, a purported unitholder of our Parent Partnership, filed a complaint in the Court of Chancery of New Castle County in the State of Delaware, in his individual capacity, as a putative class action on behalf of our Parent Partnership’s other unitholders, and derivatively on its behalf, concerning proposals made to its unitholders in its definitive proxy statement filed with the SEC on September 11, 2006  (“Proxy Statement”) and other transactions involving the Parent Partnership and Enterprise or its affiliates.  The complaint names as defendants the Company; the Board of Directors of the Company; the parent companies of the Company, including EPCO; Enterprise and certain of its affiliates; and Dan L. Duncan.  The Parent Partnership is named as a nominal defendant.

The complaint alleges, among other things, that certain of the transactions proposed in the Proxy Statement, including a proposal to reduce the Company’s maximum percentage interest in the Parent Partnership’s distributions in exchange for limited partner units (the “Issuance Proposal”), are unfair to its unitholders and constitute a breach by the defendants of fiduciary duties owed to its unitholders and that the Proxy Statement fails to provide its unitholders with all material facts necessary for them to make an informed decision whether to vote in favor of or against the proposals.  The complaint further alleges that, since Mr. Duncan acquired control of the Company in 2005, the defendants, in breach of their fiduciary duties to the Parent Partnership and its unitholders, have caused the Parent Partnership to enter into certain transactions with Enterprise or its affiliates that are unfair to it or otherwise unfairly favored Enterprise or its affiliates over the Parent Partnership.  These transactions are alleged to include the Jonah joint venture entered into by the Parent Partnership and an Enterprise affiliate in August 2006, the sale by the Parent Partnership to an Enterprise affiliate of the Pioneer plant in March 2006 and the impending divestiture of our interest in MB Storage in connection with an investigation by the Federal Trade Commission (“FTC”).  As more fully described in the Proxy Statement, the Audit and Conflicts Committee of the Board of Directors of the Company recommended the Issuance Proposal for approval by the Board of Directors of the Company.  The complaint also alleges that Richard S. Snell, Michael B. Bracy and Murray H. Hutchison, constituting the three members of the Audit and Conflicts Committee of the Board of Directors of the Company, cannot be considered independent because of their alleged ownership of securities in Enterprise and its affiliates and their relationships with Mr. Duncan.

The complaint seeks relief (i) requiring the Parent Partnership to issue a proxy statement that corrects the alleged misstatements and omissions in the Proxy Statement; (ii) enjoining the October 26, 2006 meeting of unitholders provided for in the Proxy Statement; (iii) rescinding transactions in the complaint that have been consummated, or awarding rescissory damages in respect thereof, including the impending divestiture of our interest in MB Storage; (iv) awarding damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the complaint; and (v) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts.

On September 22, 2006, the plaintiff in the action filed a motion to expedite the proceedings, requesting the Court to schedule a hearing on plaintiff’s motion for a preliminary injunction to enjoin the defendants from proceeding with the October 26, 2006 special meeting of unitholders.  On September 26, 2006, the defendants advised the Court that the Parent Partnership would provide to its unitholders specified supplemental disclosures, which were included in the Form 8-K and supplemental proxy materials the Parent Partnership filed with the SEC on October 5, 2006.  In light of the foregoing, the Parent Partnership believes that the plaintiff’s motion requesting the Court to schedule a hearing to consider his motion to enjoin the special meeting is moot.  The special meeting was convened on October 26, 2006, and adjourned, without voting on the proposals, to November 30, 2006 by the Company for lack of a quorum.  While we cannot predict the ultimate outcome, we do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

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

We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations, and that the cost of compliance with such laws and regulations will not have a material adverse effect on our results of operations or financial position. We cannot ensure, however, that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have material adverse effect on our business, financial position, results of operations and cash flows.  At September 30, 2006, and December 31, 2005, we have an accrued liability of $1.0 million and $1.2 million, respectively, related to sites requiring environmental remediation activities.

In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility.  In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination.  Effective March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility.  This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility.  At September 30, 2006, we have an accrued liability of $0.1 million for remediation costs at our Arcadia facility.  We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

On July 27, 2004, we received notice from the United States Department of Justice (“DOJ”) of its intent to seek a civil penalty against us related to our November 21, 2001, release of approximately 2,575 barrels of jet fuel from our 14-inch diameter pipeline located in Orange County, Texas.  The DOJ, at the request of the Environmental Protection Agency, is seeking a civil penalty against us for alleged violations of the Clean Water Act (“CWA”) arising out of this release, as well as three smaller spills at other locations in 2004 and 2005.  We have agreed with the DOJ on a proposed penalty of $2.865 million, along with our commitment to implement additional spill prevention measures, and expect to finalize the settlement in the fourth quarter of 2006.  We do not expect this settlement to have a material adverse effect on our financial position, results of operations or cash flows.

On September 18, 2005, a propane release and fire occurred at our Todhunter facility, near Middletown, Ohio.  The incident resulted in the death of one of our employees; there were no other injuries.  Repairs to the impacted facilities have been completed.  On March 17, 2006, we received a citation from the Occupational Safety and Health Administration (“OSHA”) arising out of this incident, with a penalty of $0.1 million.  The settlement of this citation did not have a material adverse effect on our financial position, results of operations or cash flows.

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

The FERC, pursuant to the Interstate Commerce Act of 1887, as amended, regulates the tariff rates for our interstate common carrier pipeline operations.  To be lawful under that Act, interstate tariff rates, terms and conditions of service must be just and reasonable and not unduly discriminatory, and must be on file with FERC.  In addition, pipelines may not confer any undue preference upon any shipper.  Shippers may protest, and the FERC may investigate, the lawfulness of new or changed tariff rates.  The FERC can suspend those tariff rates for up to seven months and can also require refunds of amounts collected pursuant to rates that are ultimately found to be unlawful.  The FERC and interested parties can also challenge tariff rates that have become final and effective.  Because of the complexity of rate making, the lawfulness of any rate is never assured.  The FERC uses prescribed rate methodologies for approving regulated tariff rates for transporting crude oil and refined products.  These methodologies may limit our ability to set rates based on our actual costs or may delay the use of rates reflecting increased costs.  Changes in the FERC’s approved methodology for approving rates could adversely affect us.  Adverse decisions by the FERC in approving our regulated rates could adversely affect our cash flow.  Challenges to our tariff rates could be filed with the FERC.

The intrastate liquids pipeline transportation service we provide is subject to various state laws and regulations that affect the rates we charge and terms and conditions of that service.  Although state regulation typically is less onerous than FERC regulation, proposed and existing rates subject to state regulation and the provision of non-discriminatory service are subject to challenge by complaint.

Other

Centennial entered into credit facilities totaling $150.0 million, and as of September 30, 2006, $150.0 million was outstanding under those credit facilities, of which $140.0 million expires in 2024, and $10.0 million expires in April 2007.  We and Marathon have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under these credit facilities.  The guarantees arose in order for Centennial to obtain adequate financing, and the proceeds of the credit facilities were used to fund construction and conversion costs of its pipeline system.  Prior to the expiration of the long-term credit facility, we could be relinquished from responsibility under the guarantee should Centennial meet certain financial tests.  If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for Marathon and us is $75.0 million each at September 30, 2006.

We, Marathon and Centennial have entered into a limited cash call agreement, which allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of a third-party liability arising from a catastrophic event.  There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum of $50.0 million each.  As a result of the catastrophic event guarantee, we have recorded a $4.4 million obligation, which represents the present value of the estimated amount that we would have to pay under the guarantee.  If a catastrophic event were to occur and we were required to contribute cash to Centennial, contributions exceeding our deductible might be covered by our insurance, depending upon the nature of the catastrophic event.

On February 24, 2005, the Company was acquired from DEFS by DFI.  The Company owns a 2% general partner interest in the Parent Partnership and is the general partner of the Parent Partnership.  On March 11, 2005, the Bureau of Competition of the Federal Trade Commission (“FTC”) delivered written notice to DFI’s legal advisor that it was conducting a non-public investigation to determine whether DFI’s acquisition of the Company may substantially lessen competition or violate other provisions of federal antitrust laws.  We, the Company and the Parent Partnership cooperated fully with this investigation.

On October 31, 2006, an FTC order and consent agreement ending its investigation became final.  The order requires the divestiture of our 50% interest in MB Storage and certain related assets to one or more FTC-approved buyers no later than December 31, 2006 in a manner approved by the FTC and subject to its final approval.  If we are unable to divest the interest and related assets by that date, the FTC may appoint a divestiture trustee to oversee their sale to one or more approved buyers.  The order contains no minimum price for the divestiture and requires that we provide the acquirer or acquirers the opportunity to hire employees who spend more than 10% of their time working on the divested assets.  The order also imposes specified operational, reporting and consent requirements on us including, among other things, in the event that we build a new pipeline connecting to our mainline at Mont Belvieu, implement new allocation procedures relating to the movement of natural gas liquids (“NGLs”) between storage facilities, our mainline and customers, or acquire interests in or operate salt dome storage facilities for NGLs in specified areas.

NOTE 13.  SUBSEQUENT EVENTS

On October 6, 2006, we sold certain refined products pipeline assets in the Houston, Texas area, to an affiliate of Enterprise for approximately $8.8 million.  These assets, which have been idle since acquisition, were part of the assets acquired by us in 2005 from Genco (see Note 5).  The sales proceeds will be used to fund organic growth projects, retire debt or for other general partnership purposes.  The carrying value of these pipeline assets at September 30, 2006, was approximately $5.5 million.

On November 1, 2006, we announced plans to construct a new 20-inch diameter lateral pipeline that will connect our mainline system to Enterprise’s storage facility at Mont Belvieu, Texas.  The new connection, which will provide delivery of propane into our system at full line flow rates, complements our current ability to source product from MB Storage.  The new lateral will also offer the ability to deliver other liquid products such as butanes and natural gasoline from Enterprise’s storage facilities into our system at reduced flow rates until enhancements can be made.  The capability to deliver butanes and natural gasoline from MB Storage at full flow rates is not expected to be impacted.  Construction of the new connection is expected to be completed around January 1, 2007.

Effective November 1, 2006, we purchased a refined petroleum product terminal in Aberdeen, Mississippi, for approximately $5.8 million from Mississippi Terminal and Marketing Inc. (“MTMI”).  The facility, located along the Tennessee/TomBigbee waterway system, has storage capacity of 130,000 barrels for gasoline and diesel, which are supplied by barge for delivery to local markets, including Tupelo and Columbus, Mississippi.  In connection with this acquisition, we plan to construct a new 500,000-barrel terminal in Boligee, Alabama, at a cost of approximately $25.0 million, on an 80-acre site which we are leasing from the Greene County Industrial Development Board under a 60-year agreement.  The Boligee terminal site is located approximately two miles from Colonial Pipeline.  The new terminal is expected to begin service during the fourth quarter of 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following review of our financial position and results of operations in conjunction with our Consolidated Financial Statements and the notes thereto.  The Consolidated Financial Statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.  Our discussion and analysis includes the following:

•                  Cautionary Note Regarding Forward-Looking Statements

•                  Overview of Critical Accounting Policies and Estimates

•                  Overview of Business

•                  Results of Operations – Discusses material period-to-period variances in the consolidated statements of income

•                  Financial Condition and Liquidity – Analyzes cash flows and financial position

•                  Other Considerations – Addresses available sources of liquidity, trends, future plans and contingencies that are reasonably likely to materially affect future liquidity or earnings

•                  Recent Accounting Pronouncements

Cautionary Note Regarding Forward-Looking Statements

The matters discussed in this Quarterly Report on Form 10-Q (this “Report”) include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical facts are forward-looking statements.  The words “proposed”, “anticipate”, “potential”, “may”, “will”, “could”, “should”, “expect”, “estimate”, “believe”, “intend”, “plan”, “seek” and similar expressions are intended to identify forward-looking statements.  Without limiting the broader description of forward-looking statements above, we specifically note that statements included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future distributions, estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  While we believe our expectations reflected in these forward-looking statements are reasonable, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline companies, changes in laws or regulations and other factors, many of which are beyond our control.  For example, the demand for refined products is dependent upon the price, prevailing economic conditions and demographic changes in the markets served, trucking and railroad freight, agricultural usage and military usage and the demand for propane is sensitive to the weather and prevailing economic conditions.  We are also subject to regulatory factors such as the amounts we are allowed to charge our customers for the services we provide on our regulated pipeline systems.  Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations.  Also note that we provide a cautionary discussion of risks and uncertainties under the caption “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2006; under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005.

The forward-looking statements contained in this Report speak only as of the date hereof.  Except as required by the federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All forward-looking statements attributable to TE Products Pipeline Company, Limited Partnership or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report and in our future periodic reports filed with the Securities and Exchange Commission (“SEC”).

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

Overview of Business

We are one of the largest pipeline common carriers of refined petroleum products and liquefied petroleum gases (“LPGs”) in the United States.  Over the past few years, we have continued to pursue growth opportunities and acquisitions to expand our market share and deliveries into existing and new markets.  The key elements of our strategy are to focus on internal growth prospects in order to increase the pipeline system and terminal throughput, to expand and upgrade existing assets and services and construct new pipelines, terminals and facilities, to target accretive and complementary acquisitions and expansion opportunities that provide attractive growth potential and to operate in a safe, efficient and environmentally responsible manner.

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

We operate and report in one business segment:  transportation and storage of refined products, LPGs and petrochemicals.  We own, operate or have investments in properties located in 14 states, and our revenues are earned from transportation and storage of refined products and LPGs, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services.  Our two largest operating expense items are labor and electric power.  We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal.  Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand for propane, a major fuel for residential heating.  Our results also include our equity investments in Mont Belvieu Storage Partners, L.P. (“MB Storage”), which we are required to divest, and in Centennial Pipeline LLC (“Centennial”) (see Note 7 in the Notes to the Consolidated Financial Statements).

We continue to build a base for long-term growth by pursuing new business opportunities, increasing throughput on our pipeline systems, constructing new pipeline systems, and expanding and upgrading our existing infrastructure.  We continue to believe that our business strategy will provide continued growth in earnings and cash distributions.  Based on a detailed analysis of the business environment, our management has identified key trends or factors, each of which, in turn, drive our growth strategy beyond organic growth as follows:

•                  We expect that refined products imports to the U.S. will increase.

•                  Acquire or develop facilities to take advantage of these increased volumes.

•                  We expect to see changes in commercial terminal ownership and operations.

•                  Acquire refined products terminals and distribution assets to provide logistical service offerings to companies seeking to outsource or partner.

•                  Ethanol consumption is mandated to double by 2012.

•                  Participate in the aggregation, terminaling and transportation associated with the overall supply and distribution of ethanol.

We also believe other growth opportunities are available to us, including through:  expanding our delivery capability of gasoline and diesel fuel in the Indianapolis and Chicago market areas; utilizing available system capacity of Centennial to move refined products to Midwest market areas, which enables us to increase movements of long-haul propane volumes; expanding our gathering capacity of refined products along the upper Texas Gulf Coast; and pursuing acquisitions or organic growth projects in any of our business segments that would complement our current operations.

For a discussion of important factors that could affect our growth, please read “-Cautionary Note Regarding Forward-Looking Statements” in this Report and “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2006.

Consistent with our business strategy, we continuously evaluate possible acquisitions of assets that would complement our current operations, including assets which, if acquired, would have a material effect on our financial position, results of operations or cash flows.

Recent Developments

On November 1, 2006, we announced plans to construct a new 20-inch diameter lateral pipeline that will connect our mainline system to Enterprise’s storage facility at Mont Belvieu, Texas.  The new connection, which will provide delivery of propane into our system at full line flow rates, complements our current ability to source product from MB Storage.  The new lateral will also offer the ability to deliver other liquid products such as butanes and natural gasoline from Enterprise’s storage facilities into our system at reduced flow rates until enhancements can be made.  The capability to deliver butanes and natural gasoline from MB Storage at full flow rates is not expected to be impacted.  Construction of the new connection is expected to be completed around January 1, 2007.

Effective November 1, 2006, we purchased a refined petroleum product terminal in Aberdeen, Mississippi, for approximately $5.8 million from Mississippi Terminal and Marketing Inc. (“MTMI”).  The facility, located along the Tennessee/TomBigbee waterway system, has storage capacity of 130,000 barrels for gasoline and diesel, which are supplied by barge for delivery to local markets, including Tupelo and Columbus, Mississippi.  In connection with this acquisition, we plan to construct a new 500,000-barrel terminal in Boligee, Alabama, at a cost of approximately $25.0 million, on an 80-acre site which we are leasing from the Greene County Industrial Development Board under a 60-year agreement.  The Boligee terminal site is located approximately two miles from Colonial Pipeline.  The new terminal is expected to begin service during the fourth quarter of 2007.

Results of Operations

The following table presents volumes delivered in barrels and average tariff per barrel for the three months and nine months ended September 30, 2006 and 2005 (in thousands, except tariff information):

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)

Volumes Delivered
Refined products	43,018	43,067	—	125,061	123,759	1%
LPGs	9,763	8,646	13%	30,880	31,303	(1)%
Total	52,781	51,713	2%	155,941	155,062	1%

Average Tariff per Barrel
Refined products	$0.98	$0.89	10%	$0.91	$0.90	1%
LPGs	1.73	1.91	(9)%	1.93	2.02	(4)%
Average system tariff per barrel	$1.12	$1.06	6%	$1.11	$1.12	(1)%

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Revenues from refined products transportation increased $3.8 million for the three months ended September 30, 2006, compared with the three months ended September 30, 2005, primarily due to a 10% increase in the refined products average tariff per barrel.  The average tariff increased primarily due to an increase in gasoline blendstock deliveries, which have a higher tariff, an increase in system tariffs, which went into effect in April and July 2006, and a shift of volumes from Centennial to our tariffs.  Overall, refined products volumes remained effectively unchanged between periods.  Increases in jet fuel and gasoline blendstock deliveries were offset by lower distillate deliveries.  Short-haul deliveries of product received into our system from Centennial at Creal Springs, Illinois, also decreased.  Centennial, through a lease agreement entered into in February 2003, provides our system with additional pipeline capacity for movement of products originating in the U.S. Gulf Coast area.  Prior to the construction of Centennial, deliveries on our pipeline system were limited by our pipeline capacity and transportation services for our customers were allocated in accordance with a proration policy.  The Centennial capacity lease has relieved our previously constrained system and has permitted expanded deliveries in markets both south and north of Creal Springs, Illinois.  Movement of our product via the Centennial lease to the north end of our system permits expanded supply capability of our system for delivery to the south end of our system.

Revenues from LPGs transportation increased $0.4 million for the three months ended September 30, 2006, compared with the three months ended September 30, 2005, due to an increase in short-haul propane deliveries on the Texas Gulf Coast.  The LPGs average rate per barrel decreased from the prior period primarily as a result of these increased short-haul deliveries during the three months ended September 30, 2006, compared with the three months ended September 30, 2005.

Other operating revenues increased $2.2 million for the three months ended September 30, 2006, compared with the three months ended September 30, 2005, primarily due to increased  storage revenues on assets acquired from Texas Genco, LLC in July 2005 and higher other system storage revenues, partially offset by decreased volumes of product sales.

Costs and expenses increased $1.3 million for the three months ended September 30, 2006, compared with the three months ended September 30, 2005.  Operating fuel and power increased $2.4 million primarily due to increased mainline throughput and higher power rates.  Operating expenses increased $2.2 million primarily due to a $1.5 million increase in pipeline operating costs primarily as a result of acquisitions made in 2005, a $0.7 million increase in rental expense on a lease with a third-party pipeline, a $0.6 million increase in rental expense from the Centennial pipeline capacity lease agreement and $0.6 million of higher insurance premiums.  These increases in operating expenses were partially offset by a $0.8 million decrease due to regulatory penalties in the prior year period and a $0.6 million decrease in pipeline inspection and repair costs associated with our integrity management program.  Depreciation and amortization expense increased $0.7 million primarily due to assets placed into service and asset retirements during the 2006 period.  Taxes – other than income taxes decreased $2.8 million primarily due to a true-up of property tax accruals for prior tax years and higher payroll taxes in the prior year period.  General and administrative expenses decreased $1.2 million primarily due to higher labor and benefits expenses in the prior year period associated with vesting provisions in certain of our Parent Partnership’s incentive compensation plans and changes in ownership of the Company.  These costs and expenses were offset by higher expenses relating to our Parent Partnership’s special unitholder meeting to consider EPCO’s proposal to amend and restate our Parent Partnership’s partnership agreement and issue limited partner units to the Company, as well as other proposals, and higher executive compensation expense.

Net losses from equity investments increased for the three months ended September 30, 2006, compared with the three months ended September 30, 2005, as shown below (in thousands):

	Three Months Ended
	September 30,		Increase
	2006	2005	(Decrease)
Centennial	$(4,065)	$(2,391)	$(1,674)
MB Storage	1,122	1,728	(606)
Other	(6)	12	(18)
Total equity losses	$(2,949)	$(651)	$(2,298)

Equity losses in Centennial increased $1.7 million for the three months ended September 30, 2006, compared with the three months ended September 30, 2005, primarily due to lower transportation volumes and increased costs relating to pipeline inspection and repair costs associated with its integrity management program.  Equity earnings in MB Storage decreased $0.6 million for the three months ended September 30, 2006, compared with the three months ended September 30, 2005, primarily due to higher product measurement losses on the MB Storage system and higher operating fuel and power resulting from higher power rates and increased volumes, partially offset by higher revenues.

Interest expense – net increased $0.8 million for the three months ended September 30, 2006, compared with the three months ended September 30, 2005, due to an increase of $1.4 million in interest expense, partially offset by an increase of $0.6 million in interest capitalized.  Interest expense increased $1.4 million from the prior year period primarily due to higher outstanding debt balances and higher average interest rates under the note payable to our Parent Partnership.  Interest capitalized increased $0.5 million from the prior year period primarily due to higher construction work-in-progress balances in 2006 as compared to the 2005 period.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Revenues from refined products transportation increased $2.3 million for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005, primarily due to a slight overall increase in refined products volumes transported and a minor increase in the average rate per barrel.  Volume increases were due to increased demand for products supplied from the U.S. Gulf Coast into Midwest markets resulting from higher distillate price differentials and a greater demand for gasoline blendstocks, partially offset by unfavorable differentials for motor fuels during the first quarter of 2006.  Additionally, refined products revenues increased due to increased terminaling activity at truck racks and higher product storage fees.  The average tariff increased primarily due to an increase in gasoline blendstock deliveries, which have a higher tariff, and an increase in system tariffs, which went into effect in April and July 2006.  The increase in the refined products average tariff rate is partially offset by the impact of Centennial on the average rates.  When a larger proportion of the refined products deliveries are delivered under a Centennial tariff, our average tariff declines.  Conversely, if the proportion of refined products deliveries moving under a Centennial origin decrease, our average tariff increases.   Movements of refined products on Centennial therefore result in a decrease in the refined products average rate per barrel; however, utilizing Centennial for refined products movements allows us to increase movements of long-haul propane volumes.

Revenues from LPGs transportation decreased $3.6 million for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005, due to lower deliveries of propane in the upper Midwest and Northeast market areas as a result of warmer than normal winter weather in the first quarter of 2006, high propane prices and scheduled plant maintenance, known as a turnaround.  The LPGs average rate per barrel decreased from the prior year period primarily as a result of increased short-haul deliveries during the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005.

Other operating revenues increased $9.3 million for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005, primarily due to increased storage revenue on assets acquired from Texas Genco, LLC in July 2005 and increases in other system storage and tender deduction revenues.

Costs and expenses increased $9.4 million for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005.  Operating expense increased $4.7 million primarily due to a $7.8 million increase in pipeline operating costs primarily as a result of acquisitions made in 2005, $2.1 million of higher insurance premiums, a $0.7 million increase in rental expense on a lease with a third-party pipeline, $0.6 million in severance expense as a result of the migration to a shared services environment with EPCO, $0.4 million of expenses relating to our Parent Partnership’s special unitholder meeting as discussed above and a $0.3 million increase in environmental remediation and assessment costs.  These increases in costs and expenses were partially offset by a $3.5 million decrease in pipeline inspection and repair costs associated with our integrity management program, $1.4 million in product measurement gains, a $1.0 million decrease in labor and benefits expense associated with Parent Partnership incentive compensation plan vestings in the prior year period and a $0.8 million decrease in regulatory penalties for past incidents.  Operating fuel and power increased $4.4 million primarily due to increased mainline throughput and higher power rates.  Depreciation expense increased $1.7 million primarily due to assets placed into service, asset retirements in 2006 and the recording of a conditional asset retirement obligation as discussed below.  General and administrative expenses increased $0.9 million primarily due to a $1.1 million increase related to the retirement of an executive in February 2006, $0.7 million in severance expense as a result of the migration to a shared services environment with EPCO and higher executive compensation expense, partially offset by higher labor and benefits expenses in the prior year period associated with vesting provisions in certain of our Parent Partnership’s incentive compensation plans and changes in ownership of the Company resulting in higher incentive compensation expenses.  Taxes – other than income taxes decreased $2.4 million primarily due to a true-up of property tax accruals for prior tax years and higher payroll taxes in the prior year period.

Net losses from equity investments increased for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005, as shown below (in thousands):

	Nine Months Ended
	September 30,		Increase
	2006	2005	(Decrease)
Centennial	$(11,378)	$(8,476)	$(2,902)
MB Storage	4,814	5,727	(913)
Other	(17)	31	(48)
Total equity losses	$(6,581)	$(2,718)	$(3,863)

Equity losses in Centennial increased $2.9 million for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005, primarily due to lower propane revenues and volumes primarily due to warmer than normal winter weather in the Northeast in the 2006 period and increased costs relating to pipeline inspection and repair costs associated with its integrity management program, partially offset by lower amortization expense on the portion of our excess investment in Centennial as a result of the lower volumes.  Equity earnings in MB Storage decreased $0.9 million for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005, primarily due to higher product measurement losses on the MB Storage system, higher system maintenance expenses and higher operating fuel and power resulting from higher power rates and increased volumes, partially offset by higher revenues.

Interest expense – net increased $1.5 million for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005, due to an increase of $4.0 million in interest expense, partially offset by an increase of $2.5 million in interest capitalized.  Interest expense increased $4.0 million from the prior year period primarily due to higher outstanding debt balances and higher average interest rates under the note payable to our Parent Partnership.  Interest capitalized increased $2.5 million from the prior year period primarily due to higher construction work-in-progress balances in 2006 as compared to the 2005 period.

Other income – net increased $0.7 million for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005, due to higher interest income earned on cash investments and other investing activities.

Asset Retirement Obligation

During the second quarter of 2006, we recorded $0.3 million of expense, included in depreciation and amortization expense, related to a conditional asset retirement obligation.  Additionally, we recorded a $0.4 million liability, which represents the fair value of the conditional asset retirement obligation related to structural restoration work to be completed on leased office space that is required upon our anticipated office lease termination (see Note 1 in the Notes to the Consolidated Financial Statements).

Financial Condition and Liquidity

Cash generated from operations and loans or capital contributions from our Parent Partnership are our primary sources of liquidity.  At September 30, 2006, we had a working capital surplus of $16.6 million, while at December 31, 2005, we had a working capital deficit of $4.5 million.  Working capital deficits can occur primarily due to the timing of operating cash receipts from customers, payments of cash distributions and the payment of normal operating expenses and capital expenditures.  We are a wholly owned subsidiary of the Parent Partnership.  We expect that our Parent Partnership will make capital contributions, loans or otherwise provide liquidity to us as needed to protect its investment in us, but the Parent Partnership has no contractual obligation to do so.  At September 30, 2006, our Parent Partnership had approximately $330.9 million in available borrowing capacity under its revolving credit facility to cover any working capital needs, and we expect that our Parent Partnership’s cash flows from operating activities, the sale of additional debt or equity in the capital markets and capacity under its Revolving Credit Facility will provide necessary liquidity to us.  For further discussion regarding our Parent Partnership’s sources of liquidity, please see Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and Liquidity in our Parent Partnership’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006, its Annual Report on Form 10-K for the year ended December 31, 2005 and its Current Report on Form 8-K filed on June 16, 2006.  Cash flows for the nine months ended September 30, 2006 and 2005, were as follows (in thousands):

	Nine Months Ended
	September 30,
	2006	2005

Cash provided by (used in):
Operating activities	$48,338	$19,650
Investing activities	(68,915)	(109,870)
Financing activities	20,577	90,220

Operating Activities

Net cash from operating activities for the nine months ended September 30, 2006 and 2005, were comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2006	2005

Net income	$27,937	$34,085
Depreciation and amortization	30,340	28,653
Losses in equity investments	6,581	2,718
Distributions from equity investments	11,228	10,688
Non-cash portion of interest expense	391	199
Gains on sales of assets	(39)	(131)
Cash used in working capital and other	(28,100)	(56,562)
Net cash provided by operating activities	$48,338	$19,650

Net cash from operating activities increased $28.7 million for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005, primarily due to the timing of cash receipts and cash disbursements for working capital components and increased distributions received from our equity investment in MB Storage in the 2006 period, partially offset by lower net income.  For a discussion of changes in net income, depreciation and amortization and losses in equity investments, see Results of Operations above.

Net cash from operating activities for the nine months ended September 30, 2006 and 2005, included interest payments, net of amounts capitalized, of $33.3 million and $30.8 million, respectively.  Excluding the effects of hedging activities and interest capitalized, during the year ended December 31, 2006, we expect interest payments on our Senior Notes to be approximately $27.4 million.  We expect to make these interest payments with cash flows from operating activities.

Investing Activities

Cash flows used in investing activities totaled $68.9 million for the nine months ended September 30, 2006, and were comprised of $47.0 million of capital expenditures, $11.0 million for the acquisition of assets (see Note 5 in the Notes to the Consolidated Financial Statements), $4.2 million of cash paid for linefill on assets owned, $4.2 million of cash contributions for our ownership interest in MB Storage for capital expenditures and $2.5 million of cash contributions for our ownership interest in Centennial for operating needs.  Cash flows used in investing activities totaled $109.9 million for the nine months ended September 30, 2005, and were comprised of $69.0 million for acquisitions (see Note 5 in the Notes to the Consolidated Financial Statements), $38.3 million of capital expenditures and $2.6 million of cash contributions for our ownership interest in MB Storage for capital expenditures.

Financing Activities

Cash flows provided by financing activities totaled $20.6 million for the nine months ended September 30, 2006, and were comprised of $100.5 million of contributions from our Parent Partnership, partially offset by $50.4 million of distributions paid to our Parent Partnership and $29.5 million of repayments on the note payable to our Parent Partnership, net of borrowings.  Cash flows provided by financing activities totaled $90.2 million for the nine months ended September 30, 2005, and were comprised of $294.8 million of contributions from our Parent Partnership, partially offset by $112.7 million of repayments on the note payable to our Parent Partnership, net of borrowings, and $91.9 million of distributions paid to our Parent Partnership.   The contributions received from the Parent Partnership during 2005 were primarily used to reduce the level of indebtedness owed to our Parent Partnership.

During the nine months ended September 30, 2006 and 2005, we paid cash distributions to our Parent Partnership totaling $50.4 million and $91.9 million, respectively.  On November 7, 2006, we paid a cash distribution to our Parent Partnership of $21.7 million for the quarter ended September 30, 2006.

Other Considerations

Universal Shelf

Our Parent Partnership has filed with the Securities and Exchange Commission a universal shelf registration statement that, subject to agreement on terms at the time of use and appropriate supplementation, allows it to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof.  Taking into account our Parent Partnership’s May 2005 and July 2006 equity offerings, in which our Parent Partnership issued $290.8 million and $204.1 million of equity securities, respectively, our Parent Partnership had approximately $1.5 billion remaining under this shelf registration, subject to customary marketing terms and conditions.

Credit Facilities

We currently utilize debt financing available from our Parent Partnership through intercompany notes. The terms of the intercompany notes generally match the principal and interest payment dates under the Parent Partnership’s debt instruments.  The interest rates charged by the Parent Partnership include the stated interest rate paid by the Parent Partnership on its debt obligations, plus a premium to cover debt issuance costs.  The interest rate is also decreased or increased to cover gains and losses, respectively, on any interest rate swaps that the Parent Partnership may have in place on its respective debt instruments.  The Parent Partnership’s revolving credit facility is described below (see Note 8 in the Notes to the Consolidated Financial Statements for a discussion of the Parent Partnership’s senior notes).

Our Parent Partnership has in place a $700.0 million unsecured revolving credit facility, including the issuance of letters of credit (“Revolving Credit Facility”), which matures on December 13, 2011.  Commitments under the credit facility may be increased up to a maximum of $850.0 million upon our Parent Partnership’s request, subject to lender approval and the satisfaction of certain other conditions.  The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of borrowings.  Financial covenants in the Revolving Credit Facility require that our Parent Partnership maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods.  Other restrictive covenants in the Revolving Credit Facility limit the Parent Partnership’s and its subsidiaries’ (including us) ability to, among other things, incur additional indebtedness, make certain distributions, incur liens, engage in specified transactions with affiliates, including us, and complete mergers, acquisitions and sales of assets.

On July 31, 2006, our Parent Partnership amended its Revolving Credit Facility.  The primary revisions were as follows:

•                  The maturity date of the credit facility was extended from December 13, 2010, to December 13, 2011.  Also under the terms of the amendment, the Parent Partnership may request up to two one-year extensions of the maturity date.  These extensions, if requested, will become effective subject to lender approval and satisfaction of certain other conditions.

•                  The amendment releases Jonah Gas Gathering Company (“Jonah”) as a guarantor of the Revolving Credit Facility and restricts the amount of outstanding debt of the Jonah joint venture to debt owing to the owners of its partnership interests and other third-party debt in the principal aggregate amount of $50.0 million.

•                  The amendment modifies the financial covenants to, among other things, allow the Parent Partnership to include in the calculation of its Consolidated EBITDA (as defined in the Revolving Credit Facility) pro forma adjustments for material capital projects.

•                  The amendment allows for the issuance of Hybrid Securities (as defined in the Revolving Credit Facility) of up to 15% of the Parent Partnership’s Consolidated Total Capitalization (as defined in the Revolving Credit Facility).

At September 30, 2006, $359.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 6.02%.  At September 30, 2006, our Parent Partnership was in compliance with the covenants of its Revolving Credit Facility.

At September 30, 2006 and December 31, 2005, we had unsecured intercompany notes payable to our Parent Partnership of $176.9 million and $206.9 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at September 30, 2006, was 6.8%.  At September 30, 2006, accrued interest includes $1.2 million due to our Parent Partnership.  For the nine months ended September 30, 2006 and 2005, interest expense incurred on the note payable to our Parent Partnership totaled $8.6 million and $7.6 million, respectively.

Future Capital Needs and Commitments

We estimate that capital expenditures, excluding acquisitions and joint venture contributions, for 2006 will be approximately $88.0 million (including $5.5 million of capitalized interest). We expect to spend approximately $47.5 million for revenue generating projects and facility improvements.  We expect to spend approximately $16.0 million to sustain existing operations, including life-cycle replacements for equipment at various facilities and pipeline and tank replacements and $19.0 million for various system upgrade projects.   These estimates are lower than previously reported amounts primarily due to timing delays of construction projects.

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

Centennial entered into credit facilities totaling $150.0 million, and as of September 30, 2006, $150.0 million was outstanding under those credit facilities, of which $140.0 million expires in 2024, and $10.0 million expires in April 2007.  We and Marathon Petroleum Company LLC (“Marathon”) have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under these credit facilities.  The guarantees arose in order for Centennial to obtain adequate financing, and the proceeds of the credit facilities were used to fund construction and conversion costs of its pipeline system.  Prior to the expiration of the long-term credit facility, we could be relinquished from responsibility under the guarantee should Centennial meet certain financial tests.  If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for us and Marathon is $75.0 million each at September 30, 2006.

We, Marathon and Centennial have entered into a limited cash call agreement, which allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of a third-party liability arising from a catastrophic event.  There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum of $50.0 million each.  As a result of the catastrophic event guarantee, we have recorded a $4.4 million obligation, which represents the present value of the estimated amount that we would have to pay under the guarantee.  If a catastrophic event were to occur and we were required to contribute cash to Centennial, contributions exceeding our deductible might be covered by our insurance, depending upon the nature of the catastrophic event.

Contractual Obligations

The following table summarizes our debt repayment obligations and material contractual commitments as of September 30, 2006 (in millions):

	Amount of Commitment Expiration Per Period
		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years
Note payable, Parent Partnership	$176.9	$—	$—	$—	$176.9
6.45% Senior Notes due 2008 (1)	180.0	—	180.0	—	—
7.51% Senior Notes due 2028 (1)	210.0	—	—	—	210.0
Interest payments (2)	437.7	41.9	66.4	60.7	268.7
Debt and interest subtotal	1,004.6	41.9	246.4	60.7	655.6

Operating leases (3)	58.9	13.6	15.9	11.5	17.9
Contributions to Centennial (4)	8.6	8.6	—	—	—
Capital expenditure obligations (5)	1.6	1.6	—	—	—
Other liabilities and deferred credits (6)	5.0	—	4.4	0.1	0.5

Total	$1,078.7	$65.7	$266.7	$72.3	$674.0

(1)          We entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our 7.51% Senior Notes due 2028.  At September 30, 2006, the 7.51% Senior Notes include an adjustment to decrease the fair value of the debt by $3.9 million related to this interest rate swap agreement.  At September 30, 2006, our 6.45% Senior Notes include less than $0.1 million of unamortized debt discount.  The fair value adjustment and unamortized debt discount are excluded from this table.

(2)          Includes interest payments due on our Senior Notes and interest payments and commitment fees due on our Note Payable to our Parent Partnership.  The interest amount calculated on the Note Payable to our Parent Partnership is based on the assumption that the amount outstanding and the interest rate charged both remain at their current levels.

(3)          Includes a pipeline capacity lease with Centennial.  In January 2003, we entered into a pipeline capacity lease agreement with Centennial for a period of five years that contains a minimum throughput requirement.  For the nine months ended September 30, 2006, we exceeded the minimum throughput requirements on the lease agreement.

(4)          Expected contribution to Centennial during 2007 for an obligation of Centennial related to the formation of Centennial Pipeline LLC in 2001.

(5)          Includes accruals for costs incurred but not yet paid relating to capital projects.

(6)          Excludes approximately $8.2 million of long-term deferred revenue payments, which are being transferred to income over the term of the respective revenue contracts and $4.2 million related to our estimated amount of obligation under a catastrophic event guarantee for Centennial.  The amount of commitment by year is our best estimate of projected payments of these long-term liabilities.

We expect to repay the long-term, senior unsecured obligations and note payable to our Parent Partnership through the issuance of additional long-term senior unsecured debt at the time the 2008 and 2028 debts mature, with proceeds from the dispositions of assets, cash flows from operations, and contributions from our Parent Partnership or any combination of the above items.

Our senior unsecured debt is rated BBB- by Standard and Poors (“S&P”) and Baa3 by Moody’s Investors Service (“Moody’s”).  Both ratings are with a stable outlook and were reaffirmed during the first quarter of 2006.  Our Parent Partnership’s senior unsecured debt is rated BBB- by S&P and Baa3 by Moody’s.  S&P assigned this rating on June 14, 2005, following its review of the ownership structure, corporate governance issues, and proposed funding after the acquisition of the Company by DFI.  Both ratings are with a stable outlook.  A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness.  Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change and should be evaluated independently of any other rating.

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

The following table summarizes the estimated fair values of the Senior Notes as of September 30, 2006 and December 31, 2005 (in millions):

		Fair Value
	Face Value	September 30, 2006	December 31, 2005
6.45% Senior Notes, due January 2008	$180.0	$182.2	$183.7
7.51% Senior Notes, due January 2028	210.0	222.6	224.1

In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes.  Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and receive a fixed rate of interest of 7.51%.  During the nine months ended September 30, 2006, and 2005, we recognized reductions in interest expense of $1.5 million and $4.6 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarters ended September 30, 2006 and 2005, we reviewed the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair values of this interest rate swap were losses of approximately $3.9 million and $0.9 million at September 30, 2006, and December 31, 2005, respectively.  Utilizing the balance of the 7.51% Senior Notes outstanding at September 30, 2006, and including the effects of hedging activities, if market interest rates increased 100 basis points, the annual increase in interest expense would be $2.1 million.

At September 30, 2006, and December 31, 2005, we had unsecured intercompany notes payable to our Parent Partnership of $176.9 million and $206.9 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at September 30, 2006, was 6.8%. At September 30, 2006, accrued interest includes $1.2 million due to our Parent Partnership.  For the nine months ended September 30, 2006 and 2005, interest expense incurred on the note payable to our Parent Partnership totaled $8.6 million and $7.6 million, respectively.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on those evaluations, as of September 30, 2006, the CEO and CFO concluded:

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

Changes in Internal Control over Financial Reporting

During 2006, we commenced a project to replace or upgrade our general ledger and consolidation software.  The implementation is expected to occur in the first quarter of 2007. The project is not in response to any identified deficiency or weakness in our internal control over financial reporting.  Other than these proposed changes, there has been no change in our internal control over financial reporting during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of the Company’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this Report.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We have been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance.  We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on our consolidated financial position, results of operations or cash flows.  See discussion of legal proceedings in Note 12 in the Notes to the Consolidated Financial Statements, which is incorporated into this item by reference.

Item 1A.  Risk Factors

Investors and potential investors should carefully consider the risk factors set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2006, in  addition to other information in our Annual Report on Form 10-K for the year ended December 31, 2005, and this Report.  We identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of us.

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

TE Products Pipeline Company, Limited Partnership

Date: November 7, 2006	By:	/s/ JERRY E. THOMPSON
Jerry E. Thompson,
President and Chief Executive Officer of
TEPPCO GP, Inc., General Partner

Date: November 7, 2006	By:	/s/ WILLIAM G. MANIAS
William G. Manias,
Vice President and Chief Financial Officer of
TEPPCO GP, Inc., General Partner