Form 10-K
period 2006-12-31
TE PRODUCTS PIPELINE CO LP
filed 2007-02-28
CIK 1045548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 1-13603
TE Products Pipeline Company, Limited Partnership
(Exact name of Registrant as specified in its charter)

Delaware	76-0329620
(State of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1100 Louisiana Street, Suite 1600
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated Filer ☐          Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-K and is therefore filing certain information of this report with reduced disclosure format.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

 i

SIGNIFICANT RELATIONSHIPS REFERENCED IN THIS ANNUAL REPORT
     Unless the context requires otherwise, references to “we,” “us,” “our” or “TE Products” are intended to mean the business and operations of TE Products Pipeline Company, Limited Partnership and its consolidated subsidiaries.
     References to “Parent Partnership” mean TEPPCO Partners, L.P., which is the sole limited partner of TE Products.
     References to “TEPPCO Interests,” “TEPPCO Terminals” and “TTMC” mean TEPPCO Interests, LLC, TEPPCO Terminals Company, L.P. and TEPPCO Terminaling and Marketing Company LLC, respectively, our subsidiaries.
     References to “General Partner” mean TEPPCO GP, Inc., which is our general partner and is a wholly owned subsidiary of the Parent Partnership.
     References to the “Company” mean Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO and owned by a private company subsidiary of EPCO, Inc.
     References to “Enterprise” mean Enterprise Products Partners L.P., and its consolidated subsidiaries, a publicly traded Delaware limited partnership, which is an affiliate of ours.
     References to “Enterprise Products GP” mean Enterprise Products GP, LLC, which is the general partner of Enterprise.
     References to “Enterprise GP Holdings” mean Enterprise GP Holdings L.P., which owns Enterprise Products GP.
     References to “EPE Holdings” mean EPE Holdings, LLC, which is the general partner of Enterprise GP Holdings.
     References to “EPCO” mean EPCO, Inc., a privately-held company that indirectly owns the Company.
     References to “DFI” mean DFI GP Holdings L.P., an affiliate of EPCO.
     References to “DEP” mean Duncan Energy Partners L.P. and its consolidated subsidiaries, a publicly traded Delaware limited partnership, which is an affiliate of ours.
     We, Enterprise, Enterprise Products GP, Enterprise GP Holdings, EPE Holdings, DEP, the Parent Partnership, the Company and the General Partner are affiliates and under common control of Dan L. Duncan, the Chairman and controlling shareholder of EPCO.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     The matters discussed in this Annual Report on Form 10-K (this “Report”) include “forward-looking statements.” All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical facts are forward-looking statements. The words “proposed”, “anticipate”, “potential”, “may”, “will”, “could”, “should”, “expect”, “estimate”, “believe”, “intend”, “plan”, “seek” and similar expressions are intended to identify forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. While we believe our expectations reflected in these forward-looking statements are reasonable, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline companies, changes in laws or regulations and other factors, many of which are beyond our control. For example, the demand for refined products is dependent upon the price, prevailing economic conditions and demographic changes in the markets served, trucking and railroad freight, agricultural usage and military usage; the demand for propane is sensitive to the weather and prevailing economic conditions and the demand for petrochemicals is dependent upon prices for products produced from petrochemicals. We are also subject to regulatory factors such as the amounts we are allowed to charge our customers for the services we provide on our regulated pipeline systems. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations. Also note that we provide additional cautionary discussion of risks and uncertainties under the captions “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.
     The forward-looking statements contained in this Report speak only as of the date hereof. Except as required by the federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report and in our future periodic reports filed with the Securities and Exchange Commission (“SEC”). In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report may not occur.
PART I
Items 1 and 2. Business and Properties
General
     We are a Delaware limited partnership formed in March 1990. We are one of the largest common carrier pipelines of refined products and liquefied petroleum gases (“LPGs”) in the United States. In addition, we own and operate petrochemical pipelines; and we own 50% interests in Centennial Pipeline LLC (“Centennial”) and Mont Belvieu Storage Partners, L.P. (“MB Storage”). We operate and report in one business segment: transportation, marketing and storage of refined products, LPGs and petrochemicals. Our interstate transportation operations, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission (“FERC”). We refer to refined products, LPGs and petrochemicals in this Report, collectively, as “petroleum products” or “products.”
     The Parent Partnership owns a 99.999% interest in us as the sole limited partner. Our General Partner, a Delaware Corporation, a wholly owned subsidiary of the Parent Partnership, holds a 0.001% general partner interest in us. The Company, a Delaware limited liability company, serves as the general partner of our Parent Partnership. The Parent Partnership is a publicly-traded partnership that files periodic reports with the SEC.
     Dan L. Duncan and his affiliates, including EPCO, DFI, and Dan Duncan LLC, privately-held companies controlled by him, control us, our General Partner, the Parent Partnership and Enterprise and its affiliates, including Enterprise GP Holdings and DEP. DFI owns all of the membership interests in the Company. Accordingly, DFI controls the 2% general partner interest in our Parent Partnership and indirectly owns the incentive distribution rights associated with the general partner interest in our Parent Partnership. In February 2005, DFI acquired the Company for approximately $1.1 billion from a joint venture between ConocoPhillips and Duke Energy Corporation.
     We do not directly employ any officers or other persons responsible for managing our operations. Our General Partner has all management powers over the business and affairs of our partnership under the terms of the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership (the “Partnership Agreement”).

All of our management, administrative and operating functions are performed by employees of EPCO, pursuant to an amended and restated administrative services agreement (“ASA”) to which we and our General Partner are parties, which was originally entered into as a result of the change in ownership of the Company on February 24, 2005. We reimburse EPCO for the allocated costs of its employees who perform operating, management and other administrative functions for us.
     We own 100% of the member interests in TEPPCO Interests, a Delaware limited liability company, a 99.999% interest in TEPPCO Terminals, a Delaware limited partnership, as the sole limited partner, and 100% of the member interests in TTMC, a Delaware limited liability company. The following chart illustrates our organizational structure as of December 31, 2006:
Business Strategy
     We are one of the largest pipeline common carriers of refined products and LPGs in the United States. Over the past few years, we have continued to pursue growth opportunities and acquisitions to expand our market share and deliveries into existing and new markets. The key elements of our strategy are to:
•	Focus on internal growth prospects in order to increase the pipeline system and terminal throughput, expand and upgrade existing assets and services and construct new pipelines, terminals and facilities;

•	Target accretive and complementary acquisitions and expansion opportunities that provide attractive growth potential;

•	Maintain a balanced mix of assets; and

•	Operate in a safe, efficient, compliant and environmentally responsible manner.

     We continue to build a base for long-term growth by pursuing new business opportunities, increasing throughput on our pipeline systems, constructing new pipeline and gathering systems, and expanding and upgrading our existing infrastructure. In 2006, our management performed a detailed analysis of the business environment of the Parent Partnership and identified several key trends or factors that apply to us that we believe will drive our growth opportunities in 2007 and beyond:
•	We expect that refined products imports to the U.S. will increase.

•	We expect to see changes in commercial terminal ownership and operations.

•	Standards for use of ethanol and other renewable fuels are currently mandated to double from 2005 to 2012; under federal legislation, renewable fuels will comprise increasing percentages of U.S. fuel supply, with a fuel standard of 7.5 billion gallons for such fuels set for 2012.
For a detailed discussion of these key trends or factors, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “ — Overview of Business.”
2006 Developments
Growth Projects and Acquisitions
     In December 2006, we announced that we had signed an agreement with Motiva Enterprises, LLC (“Motiva”) for us to construct and operate a new refined products storage facility to support the proposed expansion of Motiva’s refinery in Port Arthur, Texas. Under the terms of the agreement, we will construct a 5.4 million barrel refined products storage facility for gasoline and distillates. The agreement also provides for a 15-year throughput and dedication of volume, which will commence upon completion of the refinery expansion. The project includes the construction of 20 storage tanks, five 3.5-mile product pipelines connecting the storage facility to Motiva’s refinery, 15,000 horsepower of pumping capacity, and distribution pipeline connections to the Colonial, Explorer and Magtex pipelines. For additional information, please see “ — Properties and Operations.”
     In November 2006, we announced plans to construct a new 20-inch diameter lateral pipeline to connect our mainline system to the Enterprise and MB Storage facilities at Mont Belvieu, Texas. Initial movement of propane via this new connection occurred December 26, 2006, provides delivery from Enterprise of propane into our system at full line flow rates and complements our current ability to source product from MB Storage. This new pipeline replaces a 10-mile, 18-inch segment of pipeline that we sold to an Enterprise affiliate on January 23, 2007 for approximately $8.0 million. For additional information, please see “ — Properties and Operations.”
     In November 2006, we purchased a refined products terminal in Aberdeen, Mississippi, for approximately $5.8 million from Mississippi Terminal and Marketing Inc. (“MTMI”). The facility, located along the Tennessee-Tombigbee Waterway system, has storage capacity of 130,000 barrels for gasoline and diesel, which are supplied by barge for delivery to local markets, including Tupelo and Columbus, Mississippi. For additional information, please see “ — Properties and Operations.”
     In July and December 2006, we purchased two active caverns, one active brine pond, a four bay truck rack, seven above ground storage tanks, and a twelve-spot railcar rack for $10.0 million and one active 170,000 barrel LPG storage cavern, the associated piping and related equipment for $4.8 million, respectively. For additional information, please see “ — Properties and Operations.”

Dispositions of Assets
     In October 2006, we sold certain refined products pipeline assets in the Houston, Texas area to an affiliate of Enterprise for approximately $10.0 million. These assets, which have been idle since acquisition, were part of the assets acquired by us in 2005 from Texas Genco, LLC (“Genco”). The sales proceeds were used to fund organic growth projects, retire debt and for other general partnership purposes. For further information, see Note 16 in the Notes to the Consolidated Financial Statements.
     On March 11, 2005, the Bureau of Competition of the Federal Trade Commission (“FTC”) delivered written notice to DFI’s legal advisor that it was conducting a non-public investigation to determine whether DFI’s acquisition of the Company may substantially lessen competition or violate other provisions of federal antitrust laws. On October 31, 2006, an FTC order and consent agreement ending its investigation became final. The order requires the divestiture of our 50% interest in MB Storage and certain related assets to one or more FTC-approved buyers in a manner approved by the FTC and subject to its final approval. We expect to sell our interest in MB Storage and certain related pipelines during the first quarter of 2007. See Item 3. Legal Proceedings for further information.
Amendment and Restatement of Our Partnership Agreement
     On February 27, 2007, the Parent Partnership and our General Partner amended and restated our Partnership Agreement. The amendments were made in connection with the recent amendment and restatement of the Parent Partnership’s partnership agreement, and additional simplifying changes were made to tax allocation, contribution, distribution, dissolution and other provisions in light of our 100% ownership (direct and indirect) by the Parent Partnership.
Properties and Operations
     We conduct business through the following:
•	TE Products;

•	TEPPCO Terminals, which owns a refined products terminal and two-bay truck loading rack both connected to the mainline system, and TG Pipeline, L.P., which owns a 90-mile pipeline and storage facilities;

•	TTMC, which provides refined products marketing services and owns a refined products terminal in Aberdeen, Mississippi;

•	our 50% equity investment in terminaling and Centennial; and

•	our 50% equity investment in MB Storage.
     We own, operate or have investments in properties located in 14 states. Our operations consist of interstate transportation, storage and terminaling of refined products and LPGs; intrastate transportation of petrochemicals; distribution and marketing operations including terminaling services and other ancillary services. Other activities are related to the intrastate transportation of petrochemicals under a throughput and deficiency contract.
     We are one of the largest pipeline common carriers of refined products and LPGs in the United States. We own and operate an approximately 4,700-mile pipeline system (together with the receiving, storage and terminaling facilities mentioned below, the “Pipeline System”) extending from southeast Texas through the central and midwestern United States to the northeastern United States. Effective November 1, 2006, we purchased a refined products terminal in Aberdeen, Mississippi, for approximately $5.8 million from MTMI. The facility, located along the Tennessee-Tombigbee waterway system, has storage capacity of 130,000 barrels for gasoline and diesel, which are supplied by barge for delivery to local markets, including Tupelo and Columbus, Mississippi. In connection with this acquisition, we plan to construct a new 500,000-barrel terminal in Boligee, Alabama, at a cost of approximately $20.0 million, on an 80-acre site which we are leasing from the Greene County Industrial Development Board under a 60-year agreement. The Boligee terminal site is located approximately two miles from Colonial Pipeline. The new terminal is expected to begin service during the fourth quarter of 2007.
     As an interstate common carrier, we offer interstate transportation services, pursuant to tariffs filed with the FERC, to any shipper of refined products and LPGs who requests these services, provided that the conditions and specifications contained in the applicable tariff are satisfied. In addition to services for transportation of products, we also provide storage and other related services at key points along our Pipeline System. Substantially all of the refined products and LPGs transported and stored in our Pipeline System are owned by our customers. The products are received from refineries, connecting pipelines and bulk and marine terminals located principally on the southern end of the pipeline system. The U.S. Gulf Coast region is a significant supply source for our facilities and is a major hub for petroleum refining. The products are stored and scheduled into the pipeline in accordance with customer nominations and shipped to delivery terminals for ultimate delivery to the final distributor (including gas stations and retail propane distribution centers) or to other pipelines. Based on industry publications and data provided to us by customers, we believe refining capacity and product flow in the U.S. Gulf Coast region will increase over the next five years, which we expect will result in increased demand for transportation, storage and distribution facilities in that region. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of petroleum products and LPGs.
     Excluding the storage facilities of Centennial and MB Storage, the Pipeline System includes 35 storage facilities with an aggregate storage capacity of 21 million barrels of refined products and 6 million barrels of LPGs, including storage capacity leased to outside parties. The Pipeline System makes deliveries to customers at 62 locations including 20 truck racks, rail car facilities and marine facilities that we own. Deliveries to other pipelines occur at various facilities owned by third parties or by us. We also own one active marine receiving terminal at Providence, Rhode Island. This facility includes a 400,000-barrel refrigerated storage tank along with ship unloading and truck loading facilities. We operate the terminal and provide propane loading services to a customer. Our ability to serve propane markets in the Northeast is enhanced by this terminal, which is not physically connected to the Pipeline System.
     The following table lists the material properties and investments of and ownership percentages in our assets as of December 31, 2006:

Our
Ownership
Refined products and LPGs pipelines and terminals	100%
Mont Belvieu, Texas, to Port Arthur, Texas, petrochemical pipelines	100%
Centennial (1)	50%
MB Storage (2)	50%

(1)	Accounted for as an equity investment.

(2)	Accounted for as an equity investment. We expect to sell our ownership interest in MB Storage during the first quarter of 2007.
     Refined products and LPGs deliveries in millions of barrels (“MMBbls”) for the years ended December 31, 2006, 2005 and 2004, were as follows:

	For Year Ended December 31,
	2006	2005	2004
Refined Products Deliveries: (1)
Gasoline	94.9	92.4	89.3
Jet Fuels	25.5	25.4	25.6
Distillates (2)	44.9	42.9	37.5

Subtotal	165.3	160.7	152.4

LPGs Deliveries:
Propane	36.5	35.6	34.3
Butanes (including isobutane)	8.5	9.4	9.7

Subtotal	45.0	45.0	44.0

Petrochemical Deliveries (3)	18.8	21.8	21.9

Total Product Deliveries	229.1	227.5	218.3

Centennial Product Deliveries	44.8	50.6	41.2

(1)	Includes volumes on terminals not connected to the mainline system.

(2)	Primarily diesel fuel, heating oil and other middle distillates.

(3)	Includes petrochemical volumes on pipelines between Mont Belvieu and Port Arthur, Texas.

Refined Products, LPGs and Petrochemical Pipeline Systems
     The Pipeline System is comprised of a 20-inch diameter line extending in a generally northeasterly direction from Baytown, Texas (located approximately 30 miles east of Houston), to a point in southwest Ohio near Lebanon and our Todhunter facility near Middleton, Ohio. The Pipeline System continues eastward from our Todhunter facility to Greensburg, Pennsylvania, at which point it branches into two segments, one ending in Selkirk, New York (near Albany), and the other ending at Marcus Hook, Pennsylvania (near Philadelphia). The Pipeline System east of our Todhunter facility and ending in Selkirk is an 8-inch diameter line, and the line starting at Greensburg and ending at Marcus Hook varies in diameter from 6 inches to 8 inches. A second line, which also originates at Baytown, is 16 inches in diameter until it reaches Beaumont, Texas, at which point it reduces to a 14-inch diameter line. This second line extends along the same path as the 20-inch diameter line to the Pipeline System’s terminal in El Dorado, Arkansas, before continuing as a 16-inch diameter line to Seymour, Indiana.
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
     We also own three parallel 12-inch diameter common carrier petrochemical pipelines between Mont Belvieu and Port Arthur. Each of these pipelines is approximately 70 miles in length. The pipelines transport ethylene, propylene, natural gasoline and naphtha. We entered into a 20-year agreement in 2002 with a major petrochemical producer for guaranteed throughput commitments on these three pipelines. During the years ended December 31, 2006, 2005, and 2004, we recognized $12.5 million, $12.1 million and $12.0 million, respectively, of revenue under the throughput and deficiency contract.
     Our activities include the marketing of refined products through TTMC, which acquired a terminal in November 2006. The facility, located along the Tennessee-Tombigbee Waterway system in Aberdeen, Mississippi, has storage capacity of 130,000 barrels for gasoline and diesel, which are supplied by barge for delivery to local markets, including Tupelo and Columbus, Mississippi. In connection with this acquisition, we plan to construct a new 500,000-barrel terminal in Boligee, Alabama, at a cost of approximately $20.0 million, on an 80-acre site which we are leasing from the Greene County Industrial Development Board under a 60-year agreement. The Boligee terminal site is located approximately two miles from Colonial Pipeline. The new terminal is expected to begin service during the fourth quarter of 2007.
     On July 14, 2006, we purchased assets from New York LP Gas Storage, Inc. for $10.0 million. The assets consist of two active caverns, one active brine pond, a four bay truck rack, seven above ground storage tanks, and a twelve-spot railcar rack located east of our Watkins Glen, New York facility.
     On December 26, 2006, we purchased assets from Vectren Utility Holdings, Inc. for $4.8 million. The assets consist of one active 170,000 barrel LPG storage cavern, the associated piping and related equipment. These assets are located adjacent to our Todhunter facility near Middleton, Ohio and tie into our existing LPG pipeline.
     On December 19, 2006, we announced that we had signed an agreement with Motiva for us to construct and operate a new refined products storage facility to support the proposed expansion of Motiva’s refinery in Port Arthur, Texas. Under the terms of the agreement, we will construct a 5.4 million barrel refined products storage facility for gasoline and distillates. The agreement also provides for a 15-year throughput and dedication of volume, which will commence upon completion of the refinery expansion. The project includes the construction of 20 storage tanks, five 3.5-mile product pipelines connecting the storage facility to Motiva’s refinery, 15,000 horsepower of pumping capacity, and distribution pipeline connections to the Colonial, Explorer and Magtex pipelines. The storage and pipeline project is expected to be completed in mid-2009. As a part of a separate but complementary initiative, we will construct an 11-mile, 20-inch pipeline to connect the new storage facility in Port Arthur to our refined products terminal in Beaumont, Texas, which is the primary origination facility for our mainline system. This associated project will facilitate connections to additional markets through the Colonial, Explorer and Magtex pipeline systems and provide the Motiva refinery with access to our pipeline system. The total cost of the project is expected to be approximately $240.0 million, including $20.0 million for the 11-mile, 20-inch pipeline. By providing access to several major outbound refined product pipeline systems, shippers should have enhanced flexibility and new transportation options. Under the terms of the agreement, if Motiva cancels the agreement prior to the commencement date of the project, Motiva will reimburse us the actual reasonable expenses we have incurred after the effective date of the agreement, including both internal and external costs that would be capitalized as a part of the project. If the cancellation were to occur in 2007, Motiva would also pay costs incurred to date plus a five percent cancellation fee, with the fee increasing to ten percent after 2007.
     On November 1, 2006, we announced plans to construct a new 20-inch diameter lateral pipeline to connect our mainline system to the Enterprise and MB Storage facilities at Mont Belvieu, Texas, at a cost of approximately $8.6 million. The new connection, which provides delivery from Enterprise of propane into our system at full line flow rates, complements our current ability to source product from MB Storage. The new connection also offers the ability to deliver other liquid products such as butanes and natural gasoline from Enterprise’s storage facilities into our system at reduced flow rates until enhancements can be made. The capability to deliver butanes and natural gasoline from MB Storage at full flow rates is not expected to be impacted. Construction of the new connection was completed and placed in service in December 2006. This new pipeline replaces a 10-mile, 18-inch segment of pipeline that we sold to an Enterprise affiliate on January 23, 2007 for approximately $8.0 million. This asset had a net book value of approximately $2.5 million.
Centennial Pipeline Equity Investment
     We own a 50% ownership interest in Centennial and Marathon Petroleum Company LLC (“Marathon”) owns the remaining 50% interest. Centennial, which commenced operations in April 2002, owns an interstate refined products pipeline extending from the upper Texas Gulf Coast to central Illinois. Centennial constructed a 74-mile, 24-inch diameter pipeline connecting our facility in Beaumont, Texas, with an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana, to Bourbon, Illinois. The Centennial pipeline intersects our existing mainline pipeline near Creal Springs, Illinois, where Centennial constructed a two million barrel refined products storage terminal. Marathon operates the mainline Centennial pipeline, and we operate the Beaumont origination point and the Creal Springs terminal.
     Through December 31, 2006, including the amount paid for the acquisition of an additional ownership interest in February 2003, we have invested $107.3 million in Centennial. We have not received any distributions from Centennial since its formation.
Mont Belvieu Storage Equity Investment
     On January 1, 2003, we and Louis Dreyfus Energy Services, L.P. (“Louis Dreyfus”) formed MB Storage, and we each own a 50% ownership interest in MB Storage. MB Storage owns storage capacity at the Mont Belvieu fractionation and storage complex and a short-haul transportation shuttle system that ties Mont Belvieu, Texas, to the upper Texas Gulf Coast energy marketplace. The Mont Belvieu fractionation and storage complex is the largest complex of its kind in the United States. MB Storage is a service-oriented, fee-based venture serving the fractionation, refining and petrochemical industries with substantial capacity and flexibility for the transportation, terminaling and storage of natural gas liquids (“NGLs”), LPGs and refined products. MB Storage receives revenue from the storage, receipt and delivery of product from refineries and fractionators to pipelines, refineries and petrochemical facilities on the upper Texas Gulf Coast. MB Storage has no commodity trading activity. We operate the facilities for MB Storage. We expect to sell our interest in MB Storage and certain related pipelines during the first quarter of 2007 pursuant to an FTC order and consent agreement.

     MB Storage has approximately 36 million barrels of LPGs storage capacity and approximately 7 million barrels of refined products storage capacity, including storage capacity leased to outside parties. MB Storage includes a short-haul transportation shuttle system, consisting of a complex system of pipelines and interconnects, that ties Mont Belvieu to nearly all of the refinery and petrochemical facilities on the upper Texas Gulf Coast. MB Storage also provides truck and railcar loading capability and includes a 400-acre parcel of property for future expansion. Total shuttle volumes for the three years ended December 31, 2006, 2005 and 2004, were 34.1 million, 37.7 million barrels and 39.3 million barrels, respectively.
     For the years ended December 31, 2006, 2005 and 2004, our sharing ratio in the earnings of MB Storage was 59.4%, 64.2% and 69.4%, respectively. During the years ended December 31, 2006, 2005 and 2004, we received distributions of $12.9 million, $12.4 million and $10.3 million, respectively, from MB Storage. During the years ended December 31, 2006, 2005 and 2004, we contributed $4.8 million, $5.6 million and $21.4 million, respectively, to MB Storage. The 2005 contribution includes a combination of non-cash asset transfers of $1.4 million and cash contributions of $4.2 million. The 2004 contribution includes $16.5 million for the acquisition of storage and pipeline assets in April 2004. The remaining contributions have been for capital expenditures.
Seasonality
     The mix of products delivered varies seasonally. Gasoline demand is generally stronger in the spring and summer months, and LPGs demand is generally stronger in the fall and winter months, including the demand for normal butane which is used for the blending of gasoline. Weather and economic conditions in the geographic areas served by our Pipeline System also affect the demand for, and the mix of, the products delivered. Because propane demand is generally sensitive to weather in the winter months, meaningful year-to-year variations of propane deliveries have occurred most recently in the first and fourth quarters of 2006 and will likely continue to occur.
Major Business Sector Markets and Related Factors
     Our Pipeline System transports refined products from the upper Texas Gulf Coast, eastern Texas and southern Arkansas to the Central and Midwest regions of the United States with deliveries in Texas, Louisiana, Arkansas, Missouri, Illinois, Kentucky, Indiana and Ohio. At these points, refined products are delivered to terminals owned by connecting pipelines, customer-owned terminals and us.
     Our Pipeline System transports LPGs from the upper Texas Gulf Coast to the Central, Midwest and Northeast regions of the United States and is the only pipeline that transports LPGs from the upper Texas Gulf Coast to the Northeast. The Pipeline System east of our Todhunter facility near Middleton, Ohio, is devoted solely to the transportation of LPGs. Our Pipeline System also transports normal butane and isobutane in the Midwest and Northeast for use in the production of motor gasoline.
     TTMC conducts distribution and marketing operations whereby we provide terminaling services for our throughput and exchange partners at our Aberdeen terminal. We also purchase refined products from our throughput partner and we in turn establish a margin by selling refined products for physical delivery through spot sales at the Aberdeen truck rack to independent wholesalers and retailers of refined products. These purchases and sales are generally contracted to occur on the same day.
     For further discussion of refined products and LPGs sensitivity to market conditions and other factors that may affect us, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “ — Overview of Business.”

     Our major operations consist of the transportation, storage and terminaling of refined products and LPGs along our system. Product deliveries, in MMBbls on a regional basis, for the years ended December 31, 2006, 2005 and 2004, were as follows:

	For Year Ended December 31,
	2006	2005	2004
Refined Products Deliveries:
Central (1)	74.6	73.3	69.0
Midwest (2)	66.6	60.1	53.5
Ohio and Kentucky	24.1	27.3	29.9

Subtotal	165.3	160.7	152.4

LPGs Deliveries:
Central, Midwest and Kentucky (1)(2)	28.5	26.3	27.0
Ohio and Northeast (3)	16.5	18.7	17.0

Subtotal	45.0	45.0	44.0

Petrochemical Deliveries (4)	18.8	21.8	21.9

Total Product Deliveries	229.1	227.5	218.3

Centennial Product Deliveries	44.8	50.6	41.2

(1)	Arkansas, Louisiana, Missouri, Mississippi and Texas.

(2)	Illinois and Indiana.

(3)	New York and Pennsylvania.

(4)	Includes petrochemical volumes on pipelines between Mont Belvieu and Port Arthur, Texas.
Customers
     Our customers for the transportation of refined products include major integrated oil companies, independent oil companies, the airline industry and wholesalers. End markets for these deliveries are primarily retail service stations, truck stops, railroads, agricultural enterprises, refineries and military and commercial jet fuel users. Propane customers include wholesalers and retailers who, in turn, sell to commercial, industrial, agricultural and residential heating customers, utilities who use propane as a back-up fuel source and petrochemical companies who use propane as a process feedstock. Refineries constitute our major customers for butane and isobutane, which are used as a blend stock for gasolines and as a feed stock for alkylation units, respectively. Our customers for the transportation of petrochemical feedstocks (natural gasoline and naphtha) and semi-finished chemical products (polymer grade propylene and ethylene) are primarily major chemical companies that consume these components in the production of plastics and a wide array of other commercial products. TTMC’s customers include major integrated oil companies and wholesale marketers. We depend in large part on the level of demand for refined products and LPGs in the geographic locations that we serve and the ability and willingness of customers having access to the pipeline system to supply this demand.
     At December 31, 2006, we had approximately 125 customers. During the year ended December 31, 2006, total revenues (and percentage of total revenues) attributable to the top 10 customers were $143.5 million (48%), of which no single customer accounted for 10% or more of total revenues. At December 31, 2005, we had approximately 154 customers. During the year ended December 31, 2005, total revenues (and percentage of total revenues) attributable to the top 10 customers were $151.6 million (54%), of which Marathon accounted for approximately 14% of total revenues. At December 31, 2004, we had approximately 138 customers. During the year ended December 31, 2004, total revenues (and percentage of total revenues) attributable to the top 10 customers were $151.7 million (55%), of which Marathon accounted for approximately 17% of total revenues.
Competition
     We face competition from numerous sources. Because pipelines are generally the lowest cost method for intermediate and long-haul overland movement of refined products and LPGs, the Pipeline System’s most significant competitors (other than indigenous production in its markets) are pipelines in the areas where the Pipeline System delivers products. Competition among common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. We believe we are competitive with other pipelines serving the same markets; however, comparison of different pipelines is difficult due to varying product mix and operations.
     Trucks, barges and railroads competitively deliver products in some of the areas served by the Pipeline System and TTMC. Trucking costs, however, render that mode of transportation less competitive for longer hauls or larger volumes. Barge transportation of refined products is generally more competitive with the Pipeline System at those locations that are in close proximity to major waterways. We face competition from rail and pipeline movements of LPGs from Canada and waterborne imports into terminals located along the upper East Coast. TTMC’s competition in the area is from refineries that require significant truck transportation to deliver their product in the area TTMC serves. TTMC is able to receive product by barge which gives it a competitive advantage with respect to other terminaling and marketing businesses in the general area, which generally do not receive product by barge.
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
Capital Expenditures
     Capital expenditures, excluding acquisitions and contributions to joint ventures, totaled $75.3 million for the year ended December 31, 2006. Revenue generating projects include those projects which expand service into new markets or expand capacity into current markets. Capital expenditures to sustain existing operations include projects required by regulatory agencies or required life-cycle replacements. System upgrade projects improve operational efficiencies or reduce cost. We capitalize interest costs incurred during the period that construction is in progress. The following table identifies capital expenditures for the year ended December 31, 2006 (in millions):

Revenue generating	$30.8
Sustaining existing operations	20.5
System upgrades	19.0
Capitalized interest	5.0

Total	$75.3

     Revenue generating capital spending totaled $30.8 million and was used primarily for the continued integration of assets we acquired from Genco in 2005, the expansion of our truck loading terminal in Bossier City, Louisiana, the expansion of our pipeline system extending from Seymour to Indianapolis, Indiana and additional propane capacity in our Northeast market. In order to sustain existing operations, we spent $20.5 million for various pipeline projects, and an additional $19.0 million was spent on system upgrade projects.
     We estimate that capital expenditures, excluding acquisitions and joint venture contributions, for 2007 will be approximately $229.0 million (including $5.0 million of capitalized interest). We expect to spend approximately $207.0 million for revenue generating projects and facility improvements. We expect to spend approximately $20.0 million to sustain existing operations, including life-cycle replacements for equipment at various facilities and pipeline and tank replacements and approximately $2.0 million for various system upgrade projects.
     During 2007, we may be required to contribute additional cash to Centennial to cover capital expenditures or other operating needs and to MB Storage to cover capital expenditures prior to the sale of the asset. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present business operations. These expenditures can vary greatly depending on the magnitude of our transactions.

We may finance capital expenditures through internally generated funds, debt or capital contributions from our Parent Partnership or any combination thereof.
Regulation
     Certain of our crude oil, petroleum products and natural gas liquids pipeline systems (“liquids pipelines”) are interstate common carrier pipelines subject to rate regulation by the FERC, under the Interstate Commerce Act (“ICA”) and the Energy Policy Act of 1992 (“Energy Policy Act”). The ICA prescribes that interstate tariffs must be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC regulations require that interstate oil pipeline transportation rates be filed with the FERC and posted publicly.
     The ICA permits interested persons to challenge proposed new or changed rates and authorizes the FERC to investigate such rates and to suspend their effectiveness for a period of up to seven months. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it may require the carrier to refund the revenues in excess of the prior tariff during the term of the investigation. The FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of its complaint.
     On October 24, 1992, Congress passed the Energy Policy Act. The Energy Policy Act deemed just and reasonable under the ICA (i.e., “grandfathered”) liquids pipeline rates that were in effect for the twelve months preceding enactment and that had not been subject to complaint, protest or investigation. The Energy Policy Act also limited the circumstances under which a complaint can be made against such grandfathered rates. In order to challenge grandfathered rates, a party must show that it was previously contractually barred from challenging the rates, or that the economic circumstances of the liquids pipeline that were a basis for the rate or the nature of the service underlying the rate had substantially changed or that the rate is unduly discriminatory or preferential. Some but not all of our interstate liquids pipeline rates are considered grandfathered under the Energy Policy Act. There is currently pending before the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) a challenge to the FERC’s standards for assessing when such a substantial change has occurred. We cannot at this time predict what effect, if any, the decision in that case will have on the ability of parties to challenge grandfathered rates.
     Certain other rates for our interstate liquids pipeline services are charged pursuant to a FERC-approved indexing methodology, which allows a pipeline to charge rates up to a prescribed ceiling that changes annually based on the change from year to year in the Producer Price Index for finished goods (“PPI”). A rate increase within the indexed rate ceiling is presumed to be just and reasonable unless a protesting party can demonstrate that the rate increase is substantially in excess of the pipeline’s costs. Effective March 21, 2006, FERC issued its final order concluding its second five-year review of the oil pipeline pricing index. FERC concluded that for the five-year period commencing July 1, 2006, liquids pipelines charging indexed rates may adjust their indexed ceilings annually by the PPI plus 1.3 percent (“PPI Index”). At the end of that five year period, in July 2011, the FERC will once again review the PPI Index to determine whether it continues to measure adequately the cost changes in the oil pipeline industry.
     As an alternative to using the PPI Index, interstate liquids pipelines may elect to support rate filings by using a cost-of-service methodology, competitive market showings (“Market-Based Rates”) or agreements with all of the pipeline’s shippers that the rate is acceptable. We have been granted permission by the FERC to utilize Market-Based Rates for all of our refined products movements other than the Little Rock, Arkansas, Arcadia and Shreveport-Arcadia, Louisiana destination markets, which are currently subject to the PPI Index. As with all rates for service on an oil pipeline subject to FERC regulation under the ICA, we must file its market-based rates with FERC and charge those rates on a non-discriminatory basis, such that the same Market-Based Rate shall be charged to similarly situated shippers. With respect to LPG movements, we use the PPI Index.
     Because of the complexity of ratemaking, the lawfulness of any rate is never assured. The FERC uses prescribed rate methodologies for approving regulated tariff rates for transporting crude oil and refined products. These methodologies may limit our ability to set rates based on our actual costs or may delay the use of rates reflecting increased costs. Changes in the FERC’s approved methodology for approving rates could adversely affect

us. Adverse decisions by the FERC in approving our regulated rates could adversely affect our cash flow. Challenges to our tariff rates could be filed with the FERC. We believe the transportation rates currently charged by our interstate common carrier pipelines are in accordance with the ICA. However, we cannot predict the rates we will be allowed to charge in the future for transportation services by our interstate liquids pipelines.
     In that regard, one element of the FERC’s cost-of-service methodology as it affects partnerships such as us remains under review. In a case involving Lakehead Pipe Line Company, L.P., a partnership that operates a crude oil pipeline, the FERC concluded in its Opinion No. 397 that Lakehead was entitled to include in calculating its rates an income tax allowance only with respect to the portion of its earnings that are attributable to its partners that are not individuals, rationalizing that income attributable to individuals would be subject to only one level of taxation. The parties subsequently settled the case, so there was no judicial review of the FERC’s decision. The FERC subsequently applied this approach in proceedings involving SFPP, L.P., which is a subsidiary of a publicly traded limited partnership engaged in the transportation of petroleum products. In the first SFPP proceeding, Opinion No. 435, the FERC (among other things) affirmed Opinion No. 397’s determination that there should not be an income tax allowance built into a petroleum pipeline’s rates for income attributable to non-corporate partners.
     Following several FERC orders on rehearing, the matter was appealed to the D.C. Circuit. The court found the Lakehead policy to lack a reasonable basis and vacated the portion of the FERC’s rulings that permitted SFPP an income tax allowance in accordance with that policy. The court remanded the issue to the FERC for further consideration, and the FERC thereafter initiated a broader inquiry into the implications of the court’s decision on other FERC-regulated companies. That was followed by the issuance of the FERC’s “Policy Statement on Income Tax Allowances” (“Policy Statement”) on May 4, 2005, which addressed the circumstances in which a partnership or other pass-through entity would be permitted to include a tax allowance in its cost of service. On December 16, 2005, the FERC issued its “Order on Initial Decision and on Certain Remanded Cost Issues” in various dockets involving SFPP (the “SFPP Order”). Among other things, the SFPP Order applied the Policy Statement to the specific facts of the SFPP case, suggesting how the FERC will treat other Master Limited Partnership (“MLP”) petroleum pipelines. The SFPP Order confirmed that an MLP is entitled to a tax allowance with respect to partnership income for which there is an “actual or potential income tax liability” and determined that a unitholder that is required to file a Form 1040 or Form 1120 tax return that includes partnership income or loss is presumed to have an actual or potential income tax liability sufficient to support a tax allowance on that partnership income. The FERC also established certain other presumptions, including that corporate unitholders are presumed to be taxed at the maximum corporate tax rate of 35% while individual unitholders (and certain other types of unitholders taxed like individuals) are presumed to be taxed at a 28% tax rate.
     Both the SFPP Order and the Policy Statement were appealed to the D.C. Circuit, in a case that was argued before the court on December 12, 2006. The matter is currently awaiting a decision.
     The intrastate liquids pipeline transportation services we provide are subject to various state laws and regulations that affect the rates we charge and terms and conditions of that service. Although state regulation typically is less onerous than FERC regulation, proposed and existing rates subject to state regulation and the provision of non-discriminatory service are subject to challenge by complaint.
Environmental and Safety Matters
     Our pipelines and other facilities are subject to multiple environmental obligations and potential liabilities under a variety of federal, state and local laws and regulations. These include, without limitation: the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Federal Water Pollution Control Act or the Clean Water Act; the Oil Pollution Act; and analogous state and local laws and regulations. Such laws and regulations affect many aspects of our present and future operations, and generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals, with respect to air emissions, water quality, wastewater discharges, and solid and hazardous waste management. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could influence our results of operations. If an accidental leak, spill or release of hazardous substances occurs at any facilities that we own, operate or otherwise use, or where we send materials for treatment or disposal, we could be held jointly and severally liable for all resulting liabilities, including investigation, remedial and clean-up costs. Likewise, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination. Any or all of this could materially affect our results of operations and cash flows.
     The following is a discussion of all material environmental and safety laws and regulations that relate to our operations. We believe that we are in material compliance with all these environmental and safety laws and regulations and that the cost of compliance with such laws and regulations will not have a material adverse effect on our results of operations or financial position. We cannot ensure, however, that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and cash flows.
Water
     The Federal Water Pollution Control Act of 1972, as renamed and amended as the Clean Water Act (“CWA”), and comparable state laws impose strict controls against the discharge of oil and its derivatives into navigable waters. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial potential liability for the costs of removing petroleum or other hazardous substances. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of a release of petroleum or its derivatives in navigable waters or into groundwater. Spill prevention control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent a petroleum tank release from impacting navigable waters. The Environmental Protection Agency (“EPA”) has adopted regulations that require us to have permits in order to discharge certain storm water run-off. Storm water discharge permits may also be required by certain states in which we operate. These permits may require us to monitor and sample the storm water run-off. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. We believe that our costs of compliance with these CWA requirements will not have a material adverse effect on our operations.
     The primary federal law for oil spill liability is the Oil Pollution Act of 1990 (“OPA”), which addresses three principal areas of oil pollution — prevention, containment and cleanup, and liability. OPA applies to vessels, offshore platforms and onshore facilities, including terminals, pipelines and transfer facilities. In order to handle, store or transport oil, shore facilities are required to file oil spill response plans with the United States Coast Guard, the United States Department of Transportation Office of Pipeline Safety (“OPS”) or the EPA, as appropriate. Numerous states have enacted laws similar to OPA. Under OPA and similar state laws, responsible parties for a regulated facility from which oil is discharged may be liable for removal costs and natural resource damages. Any unpermitted release of petroleum or other pollutants from our pipelines or facilities could result in fines or penalties as well as significant remedial obligations.
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
Air Emissions
     Our operations are subject to the Federal Clean Air Act (the “Clean Air Act”) and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our facilities, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions.
     Our permits and related compliance under the Clean Air Act, as well as recent or soon to be adopted changes to state implementation plans for controlling air emissions in regional, non-attainment areas, may require our operations to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies. In addition, some of our facilities are included within the categories of hazardous air pollutant sources, which are subject to increasing regulation under the Clean Air Act. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than any other similarly situated company.
     Congress is currently considering proposed legislation directed at reducing “greenhouse gas emissions”. It is not possible at this time to predict how legislation that may be enacted to address greenhouse gas emissions would impact our business. However, future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
Solid Waste
     We generate hazardous and non-hazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid waste. We also utilize waste minimization and recycling processes to reduce the volumes of our waste. Amendments to RCRA required the EPA to promulgate regulations banning the land disposal of all hazardous wastes unless the wastes meet certain treatment standards or the land-disposal method meets certain waste containment criteria.
Environmental Remediation
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

     At December 31, 2006, we have an accrued liability of $0.8 million related to sites requiring environmental remediation activities. Discussion of legal proceedings that relate to environmental remediation is included elsewhere in this Report under the caption Item 3. Legal Proceedings.
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
     We are also subject to the DOT Integrity Management regulations, which specify how companies should assess, evaluate, validate and maintain the integrity of pipeline segments that, in the event of a release, could impact High Consequence Areas (“HCA”). HCA are defined as populated areas, unusually sensitive environmental areas and commercially navigable waterways. The regulation requires the development and implementation of an Integrity Management Program (“IMP”) that utilizes internal pipeline inspection, pressure testing, or other equally effective means to assess the integrity of HCA pipeline segments. The regulation also requires periodic review of HCA pipeline segments to ensure adequate preventative and mitigative measures exist and that companies take prompt action to address integrity issues raised by the assessment and analysis. In compliance with these DOT regulations, we identified our HCA pipeline segments and have developed an IMP. We believe that the established IMP meets the requirements of these DOT regulations.
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
Antitrust Matters
     The FTC has imposed certain restrictions on us in connection with its 2006 investigation of us related to DFI’s acquisition of the Company in 2005. For further discussion, see Item 3. Legal Proceedings.
Employees
     We do not directly employ any officers or other persons responsible for managing our operations. As of December 31, 2006, approximately 1,000 persons spend 100% of their time engaged in the management and operations of us and our Parent Partnership, and the cost for their services is reimbursed 100% to EPCO under the ASA. An additional approximately 1,100 persons assigned to EPCO’s shared services organizations spend all or a portion of their time engaged in us and our Parent Partnership’s businesses. The cost for their services is reimbursed to EPCO under the ASA generally based on the time allocated for services provided to us during the year. In addition, there are approximately 50 contract maintenance and other various personnel who provide services to us and our Parent Partnership. For additional information regarding our relationship with EPCO, please read Item 13 of this Report.
Available Information
     We electronically file certain documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). We file annual reports on Form 10-K; quarterly reports on Form 10-Q; and current reports on Form 8-K (as appropriate); along with any related amendments and supplements thereto. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports and other information regarding issuers that file electronically with the SEC, including us. You may also contact our Investor Relations Department at (800) 659-0059 for paper copies of these reports free of charge.
Item 1A. Risk Factors
     There are many factors that may affect the business and results of operations of us and our joint ventures. Additional discussion regarding factors that may affect the businesses and operating results of us and our joint ventures is included elsewhere in this Report, including under the captions “Cautionary Note Regarding Forward-Looking Statements,” “Items 1 and 2. Business and Properties,” “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.” If one or more of these risks actually occur, our business, financial position or results of operations could be materially and adversely affected.
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
     The FERC, pursuant to the Interstate Commerce Act of 1887, as amended, the Energy Policy Act of 1992 and rules and orders promulgated thereunder, regulates the tariff rates for our interstate common carrier pipeline operations. To be lawful under that Act, interstate tariff rates, terms and conditions of service must be just and reasonable and not unduly discriminatory, and must be on file with FERC. In addition, pipelines may not confer any undue preference upon any shipper. Shippers may protest, and the FERC may investigate, the lawfulness of new or changed tariff rates. The FERC can suspend those tariff rates for up to seven months. It can also require refunds of amounts collected pursuant to rates that are ultimately found to be unlawful. The FERC and interested parties can also challenge tariff rates that have become final and effective. Because of the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of our rates could adversely affect our revenues.
     The FERC uses prescribed rate methodologies for approving regulated tariff rates for transporting refined products. Our interstate tariff rates are either market-based or derived in accordance with the FERC’s indexing methodology, which currently allows a pipeline to increase its rates by a percentage linked to the producer price index for finished goods. These methodologies may limit our ability to set rates based on our actual costs or may delay the use of rates reflecting increased costs. Changes in the FERC’s approved methodology for approving rates could adversely affect us. Adverse decisions by the FERC in approving our regulated rates could adversely affect our cash flow.
     The intrastate liquids pipeline transportation services we provide are subject to various state laws and regulations that apply to the rates we charge and the terms and conditions of the services we offer. Although state regulation typically is less onerous than FERC regulation, the rates we charge and the provision of our services may be subject to challenge.
Our partnership status may be a disadvantage to us in calculating our cost of service for rate-making purposes.
     In May 2005, the FERC issued a policy statement permitting the inclusion of an income tax allowance in the cost of service-based rates of a pipeline for partnership interests held by partners with an actual or potential income tax liability on public utility income, if the pipeline proves that the owner of the partnership interest has an actual or potential income tax liability. On December 16, 2005, the FERC issued its first significant case-specific oil pipeline review of the income tax allowance issue in another pipeline company’s rate case. The FERC reaffirmed its new income tax allowance policy and directed the subject pipeline to provide certain evidence necessary for the pipeline to determine its income tax allowance. The new tax allowance policy and the December 16 order have been appealed to the United States Court of Appeals for the District of Columbia Circuit. As a result, the ultimate outcome of these proceedings is not certain and could result in changes to the FERC’s treatment of income tax allowances in cost of service. Currently, none of our tariffs are calculated using cost of service rate methodologies. If, however, the policy statement on income tax allowances is applied to us differently in the future or is modified on judicial review, our rates may be subject to calculation using cost of service methodologies and this might adversely affect us.
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
     Risks of nonpayment and nonperformance by customers are a major consideration in our businesses. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and certain transactions may utilize letters of credit, prepayments and guarantees. However, these procedures and policies do not fully eliminate customer credit risk.
     Our primary market areas are located in the Northeast and Midwest regions of the United States. We have a concentration of trade receivable balances due from major integrated oil companies, independent oil companies and other pipelines and wholesalers. These concentrations of market areas may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors.

Our risk management policies cannot eliminate all commodity price risks. In addition, any non-compliance with our risk management policies could result in significant financial losses.
     To enhance utilization of certain assets and our operating income, we purchase petroleum products. Generally, it is our policy to maintain a position that is substantially balanced between purchases, on the one hand, and sales or future delivery obligations, on the other hand. Through these transactions, we seek to establish a margin for the commodity purchased by selling the same commodity for physical delivery to third party users, such as producers, wholesalers, independent refiners, marketing companies or major oil companies. These policies and practices cannot, however, eliminate all price risks. For example, any event that disrupts our anticipated physical supply could expose us to risk of loss resulting from price changes if we are required to obtain alternative supplies to cover these transactions. We are also exposed to basis risks when a commodity is purchased against one pricing index and sold against a different index. Moreover, we are exposed to some risks that are not hedged, including price risks on product inventory, such as pipeline linefill, which must be maintained in order to facilitate transportation of the commodity on our pipelines. In addition, our marketing operations involve the risk of non-compliance with our risk management policies. We cannot assure you that our process and procedures will detect and prevent all violations of our risk management policies, particularly if deception or other intentional misconduct is involved.
Our pipelines are dependent on their interconnections with other pipelines to reach their destination markets.
     Decreased throughput on interconnected pipelines due to testing, line repair and reduced pressures could result in reduced throughput on our own pipeline systems. Such reduced throughput may adversely impact our profitability.
Reduced demand could affect shipments on the pipelines.
     Our business depends in large part on the demand for the various petroleum products we gather, transport and store in the markets served by our pipelines. Reductions in that demand adversely affect our business. Market demand varies based upon the different end uses of the petroleum products we gather, transport and store. We cannot predict the impact of future fuel conservation measures, alternate fuel requirements, government regulation, technological advances in fuel economy and energy-generation devices, exploration and production activities, and actions by foreign nations; all of which could reduce the demand for the petroleum products in the areas we serve. For example:
•	Demand for gasoline, which has in recent years accounted for approximately 45% of our refined products transportation revenues, depends upon price, prevailing economic conditions and demographic changes in the markets we serve.

•	Weather conditions, government policy and crop prices affect the demand for refined products used in agricultural operations.

•	Demand for jet fuel, which has in recent years accounted for approximately 15% of our refined products revenues, depends on prevailing economic conditions and military usage.

•	Propane deliveries are generally sensitive to the weather and meaningful year-to-year variances have occurred and will likely continue to occur.
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
     The DOT issued final rules (effective March 2001 with respect to hazardous liquid pipelines and February 2004 with respect to natural gas pipelines) requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines and take measures to protect pipeline segments located in what the rules refer to as “high consequence areas.” The final rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002. At this time, we cannot predict the ultimate costs of compliance with this rule because those costs will depend on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing that is required by the rule. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.
Our operations are subject to governmental laws and regulations relating to the protection of the environment and safety which may expose us to significant costs and liabilities.
     Our facilities are subject to multiple environmental, health and safety obligations and potential liabilities under a variety of federal, state and local laws and regulations. Such laws and regulations affect many aspects of our present and future operations, and generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals, with respect to air emissions, water quality, wastewater discharges, and solid and hazardous waste management. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could influence our results of operations. If an accidental leak, spill or release of hazardous substances occurs at any facilities that we own, operate or otherwise use, or where we send materials for treatment or disposal, we could be held jointly and severally liable for all resulting liabilities, including investigation, remedial and clean-up costs. Likewise, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination. Any or all of this could materially affect our results of operations and cash flows. We currently own or lease, and have owned or leased, many properties that have been used for many years to terminal or store crude oil, petroleum products or other chemicals. Owners, tenants or users of these properties may have disposed of or released hydrocarbons or solid wastes on or under them. Additionally, some sites we operate are located near current or former refining and terminaling operations. There is a risk that contamination has migrated from those sites to ours.
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
     Various state and federal governmental authorities including the EPA, the Bureau of Land Management, the DOT and OSHA have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Liability may be incurred without regard to fault under CERCLA, RCRA, and analogous state laws for the remediation of contaminated areas. Private parties, including the owners of properties through which our pipeline systems pass, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage.
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
     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scale. Since the September 11th attacks, the United States government has issued warnings that energy assets, including our nation’s pipeline infrastructure, may be the future target of terrorist organizations. These developments have subjected our operations to increased risks. Any future terrorist attack on our facilities, those of our customers and, in some cases, those of other pipelines, could have a material adverse effect on our business.
Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. If a significant accident or event occurs that is not fully insured, our operations and financial results could be adversely affected.
     Our operations are subject to the many hazards inherent in the transportation and terminaling of refined products, LPGs and petrochemicals, including ruptures, leaks, fires, severe weather and other disasters. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. EPCO maintains insurance coverage on our behalf, although insurance will not cover many types of hazards that might occur, including certain environmental accidents, and will not cover amounts up to applicable deductibles. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. For example, changes in the insurance markets subsequent to the terrorist attacks on September 11, 2001 and the hurricanes of 2005 have made it more difficult for us to obtain certain types of coverage. As a result, EPCO may not be able to renew existing insurance policies on our behalf or procure other desirable insurance on commercially reasonable terms, if at all. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position and results of operations. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur.
We depend on the leadership and involvement of our key personnel for the success of our business.
     We depend on the leadership and involvement of our key personnel to identify and develop business opportunities and make strategic decisions. The Company’s president and chief executive officer was appointed in April 2006, its chief financial officer was appointed in January 2006, and its general counsel was appointed in March 2006. The Company’s president and chief executive officer has over 35 years of relevant experience and its chief financial officer and general counsel each have approximately 20 years of relevant experience. Any future unplanned departures could have a material adverse effect on our business, financial condition and results of operations. Certain legacy senior executives have compensation agreements in place but new officers may not be party to any compensation agreements.
We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations.
     We do not own all of the land on which our pipelines and facilities are located, and we are therefore subject to the risk of increased costs to maintain necessary land use. We obtain the rights to construct and operate certain of our pipelines and related facilities on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, or increased costs to renew such rights, could have a material adverse effect on our business, financial position, results of operations or cash flows.

Mergers among our customers or competitors could result in lower volumes being shipped on our pipelines, thereby reducing the amount of cash we generate.
     Mergers among our existing customers or competitors could provide strong economic incentives for the combined entities to utilize systems other than ours and we could experience difficulty in replacing lost volumes and revenues. Because a significant portion of our operating costs are fixed, a reduction in volumes would result in not only a reduction of revenues, but also a decline in net income and cash flow of a similar magnitude, which would reduce our ability to meet our financial obligations.
Risks Relating to Our Partnership Structure
Cost reimbursements and fees due to the Company and its affiliates may be substantial.
     We reimburse our General Partner, the Company and its affiliates, including EPCO and the officers and directors of the Company, for expenses they incur on our behalf. These amounts include all costs in managing and operating our business. In addition, our General Partner, the Company and their affiliates may provide other services to us for which we will be charged fees as determined by our General Partner or the Company.
     The directors and officers of the Company and its affiliates (including EPCO and other affiliates of EPCO) have duties to manage the Company in a manner that is beneficial to its owners, which are controlled by EPCO. At the same time, the Company has duties to manage our Parent Partnership and, through control of our Parent Partnership, us, in a manner that is beneficial to us. EPCO also controls other publicly traded partnerships, Enterprise and DEP, that engage in similar lines of business. We have significant business relationships with Enterprise and EPCO and other entities controlled by Dan L. Duncan, and Mr. Duncan’s economic interests in Enterprise and these other related entities are more substantial than his economic interest in us. Therefore, the Company’s duties to our Parent Partnership or us may conflict with the duties of its officers and directors to its owners. As a result of these conflicts, the Company may favor its own interests or those of EPCO or its owners over our interests or those of the Parent Partnership. Possible conflicts may include, among others, the following:
•	Enterprise, EPCO and their affiliates may engage in substantial competition with us on the terms set forth in the ASA.

•	Neither our Partnership Agreement nor any other agreement requires EPCO or its affiliates (other than our General Partner) to pursue a business strategy that favors us. Directors and officers of EPCO and the general partner of Enterprise and their affiliate have a fiduciary duty to make decisions in the best interest of their shareholders or unitholders, which may be contrary to our interests.

•	The Company is allowed to take into account the interests of parties other than us, such as EPCO, Enterprise and their affiliates, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to the Parent Partnership or us.

•	Some of the officers of EPCO who provide services to us also may devote significant time to the business of Enterprise or its other affiliates and will be compensated by EPCO for such services.

•	The Company determines which costs, including allocated overhead, incurred by it and its affiliates are reimbursable by us.
Please read Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

EPCO’s employees may be subjected to conflicts in managing our business and the allocation of time and compensation costs between our business and the business of EPCO and its other affiliates.
     We have no officers or employees and rely solely on officers of our General Partner and employees of EPCO and its affiliates. These relationships may create conflicts of interest regarding corporate opportunities and other matters, and the resolution of any such conflicts may not always be in our or our unitholders’ best interests. In addition, these overlapping employees allocate their time among us, EPCO and other affiliates of EPCO and may face potential conflicts regarding the allocation of their time, which may adversely affect our business, results of operations and financial condition.
     We have entered into the ASA which governs business opportunities among entities controlled by the Company, including us (“TEPPCO Companies”), entities controlled by the general partners of Enterprise GP Holdings and Enterprise, including Enterprise GP Holdings and Enterprise (“Enterprise Companies”), DEP and its general partner and EPCO and its other affiliates. Under the ASA, we have no obligation to present any business opportunity offered to or discovered by us to the Enterprise Companies, and they are not obligated to present business opportunities that are offered to or discovered by them to us. However, the agreement requires that business opportunities offered to or discovered by EPCO, which controls both the TEPPCO Companies and the Enterprise Companies, be offered first to certain Enterprise Companies before they may be pursued by EPCO and its other affiliates or offered to us.
     Neither we nor our Parent Partnership has an independent compensation committee, and aspects of the compensation of our executive officers and other key employees, including base salary, are not reviewed or approved by the Company’s independent directors. The determination of executive officer and key employee compensation could involve conflicts of interest resulting in economically unfavorable arrangements for us.
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
Item 1B. Unresolved Staff Comments
     None.
Item 3. Legal Proceedings
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
     On December 21, 2001, we were named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana, styled Rebecca L. Grisham et al. v. TE Products Pipeline Company, Limited Partnership. In this case, the plaintiffs contend that our pipeline, which crosses the plaintiffs’ property, leaked toxic products onto their property and, consequently caused damages to them. We have filed an answer to the plaintiffs’ petition denying the allegations, and we are defending ourselves vigorously against the lawsuit. The plaintiffs assert damages attributable to the remediation of the property of approximately $1.4 million. This case has been stayed pending the completion of remediation pursuant to Louisiana Department of Environmental Quality (“LDEQ”) requirements. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.
     In 1991, the Company and the Parent Partnership were named as a defendant in a matter styled Jimmy R. Green, et al. v. Cities Service Refinery, et al. as filed in the 26th Judicial District Court of Bossier Parish, Louisiana. The plaintiffs in this matter reside or formerly resided on land that was once the site of a refinery owned by one of our co-defendants. The former refinery is located near our Bossier City facility. Plaintiffs are pursuing class certification and have claimed personal injuries and property damage arising from alleged contamination of the refinery property in the amount of $175.0 million. The Company and the Parent Partnership have never owned any interest in the refinery property made the basis of this action, and we do not believe that we contributed to any alleged contamination of this property. While we cannot predict the ultimate outcome, we do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.
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
     The complaint alleges, among other things, that certain of the transactions proposed in the Proxy Statement, including a proposal to reduce the Company’s maximum percentage interest in the Parent Partnership’s distributions in exchange for limited partner units (the “Issuance Proposal”), are unfair to its unitholders and constitute a breach by the defendants of fiduciary duties owed to its unitholders and that the Proxy Statement failed to provide its unitholders with all material facts necessary for them to make an informed decision whether to vote in favor of or against the proposals. The complaint further alleges that, since Mr. Duncan acquired control of the Company in 2005, the defendants, in breach of their fiduciary duties to the Parent Partnership and its unitholders, have caused the Parent Partnership to enter into certain transactions with Enterprise or its affiliates that are unfair to it or otherwise unfairly favored Enterprise or its affiliates over the Parent Partnership. The complaint alleges that such transactions include the Jonah Gas Gathering Company (“Jonah”) joint venture entered into by our Parent Partnership and an Enterprise affiliate in August 2006 (citing the fact that the Company’s AC Committee (defined below) did not obtain a fairness opinion from an independent investment banking firm in approving the transaction) and the sale by our

Parent Partnership to an Enterprise affiliate of its Pioneer plant in March 2006 and the impending divestiture of our interest in MB Storage in connection with an investigation by the FTC. As more fully described in the Proxy Statement, the Audit and Conflicts Committee of the Board of Directors of the Company (“AC Committee”) recommended the Issuance Proposal for approval by the Board of Directors of the Company. The complaint also alleges that Richard S. Snell, Michael B. Bracy and Murray H. Hutchison, constituting the three members of the AC Committee, cannot be considered independent because of their alleged ownership of securities in Enterprise and its affiliates and their relationships with Mr. Duncan.
     The complaint seeks relief (i) rescinding transactions in the complaint that have been consummated or awarding rescissory damages in respect thereof, including the impending divestiture of our interest in MB Storage; (ii) awarding damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the complaint; and (iii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts.
     On September 22, 2006, the plaintiff in the action filed a motion to expedite the proceedings, requesting the Court to schedule a hearing on plaintiff’s motion for a preliminary injunction to enjoin the defendants from proceeding with the special meeting of unitholders. On September 26, 2006, the defendants advised the Court that the Parent Partnership would provide to its unitholders specified supplemental disclosures, which were included in the Form 8-K and supplemental proxy materials the Parent Partnership filed with the SEC on October 5, 2006. The special meeting was convened on December 8, 2006, at which our Parent Partnership’s unitholders approved all of the proposals. In light of the foregoing, the Parent Partnership believes that the plaintiff’s grounds for seeking relief by requiring our Parent Partnership to issue a proxy statement that corrects the alleged misstatements and omissions in the Proxy Statement and enjoining the special meeting are moot. On November 17, 2006, the defendants (other than our Parent Partnership, the nominal defendant) moved to dismiss the complaint. While we cannot predict the ultimate outcome, we do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.
     In 1994, the LDEQ issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination. Effective March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility. This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility. At December 31, 2006, we have an accrued liability of $0.1 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.
     On July 27, 2004, we received notice from the United States Department of Justice (“DOJ”) of its intent to seek a civil penalty against us related to our November 21, 2001, release of approximately 2,575 barrels of jet fuel from our 14-inch diameter pipeline located in Orange County, Texas. The DOJ, at the request of the EPA, is seeking a civil penalty against us for alleged violations of the CWA arising out of this release, as well as three smaller spills at other locations in 2004 and 2005. We have agreed with the DOJ on a proposed penalty of $2.9 million, along with our commitment to implement additional spill prevention measures, and expect to finalize the settlement in the second quarter of 2007. We do not expect this settlement to have a material adverse effect on our financial position, results of operations or cash flows.
     On September 18, 2005, a propane release and fire occurred at our Todhunter facility, near Middletown, Ohio. The incident resulted in the death of one of our employees; there were no other injuries. Repairs to the impacted facilities have been completed. On March 17, 2006, we received a citation from OSHA arising out of this incident, with a penalty of $0.1 million. The settlement of this citation did not have a material adverse effect on our financial position, results of operations or cash flows.
     We are also in negotiations with the DOT with respect to a notice of probable violation that we received on April 25, 2005, for alleged violations of pipeline safety regulations at our Todhunter facility, with a proposed $0.4 million civil penalty. We responded on June 30, 2005, by admitting certain of the alleged violations, contesting others and requesting a reduction in the proposed civil penalty. We do not expect any settlement, fine or penalty to have a material adverse effect on our financial position, results of operations or cash flows.
     On February 24, 2005, the Company was acquired from DEFS by DFI. The Company owns a 2% general partner interest in the Parent Partnership and is the general partner of the Parent Partnership. On March 11, 2005, the Bureau of Competition of the FTC delivered written notice to DFI’s legal advisor that it was conducting a non-public investigation to determine whether DFI’s acquisition of the Company may substantially lessen competition or violate other provisions of federal antitrust laws. We, the Company and the Parent Partnership cooperated fully with this investigation.
     On October 31, 2006, an FTC order and consent agreement ending its investigation became final. The order requires the divestiture of our 50% interest in MB Storage and certain related assets to one or more FTC-approved buyers in a manner approved by the FTC and subject to its final approval. Because we did not divest the interest and related assets by December 31, 2006, the order allows the FTC to appoint a divestiture trustee to oversee their sale to one or more approved buyers. The order contains no minimum price for the divestiture and requires that we provide the acquirer or acquirers the opportunity to hire employees who spend more than 10% of their time working on the divested assets. The order also imposes specified operational, reporting and consent requirements on us including, among other things, in the event that we acquire interests in or operate salt dome storage facilities for NGLs in specified areas. We have made application with the FTC to approve a buyer and sale terms for our interest in MB Storage and certain related pipelines, and we expect to close on such sale during the first quarter of 2007.
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
Item 4. Submission of Matters to a Vote of Security Holders
     The information called for by this item is omitted pursuant to General Instruction I(2) to Form 10-k.
PART II
Item 5. Market for Registrant’s Common Equity and Related Partnership Interest Matters and Issuer Purchases of Equity Securities
     The Parent Partnership owns a 99.999% interest as the sole limited partner and TEPPCO GP, Inc. owns a 0.001% general partner interest in us. There is no established public trading market for our ownership interests.
     We make periodic distributions of our available cash to our partners pursuant to the terms of our limited partnership agreement. Available cash consists generally of all cash receipts less cash disbursements and cash reserves necessary for working capital, anticipated capital expenditures and contingencies we deem appropriate and necessary.
     During the years ended December 31, 2006, 2005 and 2004, we paid cash distributions to our Parent Partnership totaling $72.1 million, $111.9 million and $118.0 million, respectively.
     We are a limited partnership, and we are not subject to federal income tax. Instead, the partners are required to report their allocable share of our income, gain, loss, deduction and credit, regardless of whether we make distributions.

Item 6. Selected Financial Data
     The following tables set forth, for the periods and at the dates indicated, our selected consolidated financial and operating data. The selected financial data as of and for the years ended December 31, 2006, 2005, 2004 and 2003, is derived from audited consolidated financial statements. The selected financial data for the year ended December 31, 2002, is derived from unaudited consolidated financial statements and, in the opinion of management, has been prepared in accordance with accounting principles generally accepted in the United States of America and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results for this period. The financial data should be read in conjunction with our audited consolidated financial statements included in the Index to Consolidated Financial Statements on page F-1 of this Report. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Income Statement Data:
Operating revenues:
Sales of petroleum products	$5,800	$—	$—	$—	$—
Transportation — Refined products	152,552	144,552	148,166	138,926	$123,476
Transportation — LPGs	89,315	96,297	87,050	91,787	74,577
Mont Belvieu operations	—	—	—	—	15,238
Other revenues	51,695	41,780	39,542	31,254	30,247

Total operating revenues	299,362	282,629	274,758	261,967	243,538
Purchases of petroleum products	5,526	—	—	—	—
Operating expenses (1)	152,176	141,406	148,111	139,242	118,363
General and administrative expenses	17,085	17,653	16,883	11,099	11,961
Depreciation and amortization	40,334	38,323	42,207	31,066	30,116
Gains on sales of assets	(4,223)	(139)	(526)	—	—

Operating income	88,464	85,386	68,083	80,560	83,098
Interest expense — net	(34,105)	(30,958)	(28,843)	(27,219)	(22,742)
Equity losses	(8,018)	(2,984)	(6,544)	(7,384)	(9,250)
Other income — net (including interest income)	1,471	755	787	226	832

Income before discontinued operations	47,812	52,199	33,483	46,183	51,938
Income from discontinued operations (2)	—	—	—	—	912

Net income	$47,812	$52,199	$33,483	$46,183	$52,850

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Property, plant and equipment — net	$860,617	$808,761	$722,334	$682,385	$722,848
Total assets	1,138,070	1,042,542	945,193	894,915	878,666
Total debt	628,184	595,954	695,003	603,478	557,521
Partners’ capital	443,900	367,680	132,617	217,055	240,304

	For Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$34,343	$42,843	$132,894	$96,088	$107,600
Capital expenditures to sustain existing operations (3)	(20,449)	(19,261)	(29,372)	(18,169)	(13,592)
Capital expenditures	(75,293)	(58,235)	(81,261)	(58,391)	(60,898)
Distributions paid	(72,088)	(111,930)	(117,967)	(106,465)	(94,921)

(1)	Includes operating fuel and power and taxes — other than income taxes.

(2)	Amounts have been reclassified to reflect TEPPCO Colorado as discontinued operations, which was sold in May 2002.

(3)	Capital expenditures to sustain existing operations include projects required by regulatory agencies or required life cycle replacements.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with our consolidated financial statements and our accompanying notes listed in the Index to Consolidated Financial Statements on page F-1 of this Report. Our discussion and analysis includes the following:
•	Overview of Business.

•	Critical Accounting Policies and Estimates — Presents accounting policies that are among the most critical to the portrayal of our financial condition and results of operations.

•	Results of Operations — Discusses material period-to-period variances in the statements of consolidated income.

•	Financial Condition and Liquidity — Analyzes cash flows and financial position.

•	Other Considerations — Addresses available sources of liquidity, trends, future plans and contingencies that are reasonably likely to materially affect future liquidity or earnings.
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
Overview of Business
     We operate and report in one business segment: transportation, marketing and storage of refined products, LPGs and petrochemicals. We own, operate or have investments in properties located in 14 states, and our revenues are earned from transportation, marketing and storage of refined products and LPGs, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. Our transportation activities generate revenue primarily through tariffs filed with the FERC applicable to shippers of refined products and LPGs on our pipelines. Our refined products marketing activities generate revenues by purchasing refined products from our throughput partner and establishing a margin by selling refined products for physical delivery through spot sales at the Aberdeen truck rack to independent wholesalers and retailers of refined products. These purchases and sales are generally contracted to occur on the same day. Storage revenue is generated from fees based on storage volumes contracted for by customers.
     Certain factors are key to our operations. These include the safe, reliable and efficient operation of the pipelines and facilities that we own or operate while meeting increased regulations that govern the operation of our assets and the costs associated with such regulations. We are also focused on our continued growth through expansion of the assets that we own and through the construction and acquisition of assets that complement our current operations.

     We are dependent in large part on the demand for refined products and LPGs in the markets served by our pipelines and the availability of alternative supplies to serve those markets. As such, quantities and mix of products transported may vary. Market demand for refined products we ship varies based upon the different end uses of the products, while transportation tariffs vary among specific product types. Demand for gasoline, which in recent years has accounted for approximately 45% of our refined products transportation revenues, depends upon market price, prevailing economic conditions, demographic changes in the markets we serve and availability of gasoline produced in refineries located in those markets. Generally, higher market prices of gasoline has little impact on deliveries in the short-term, but may have a more significant impact on us in the long-term due to long lead times associated with expansion of refinery production capacities and conversion of the auto fleets to more fuel efficient models. Demand for distillates, which in recent years has accounted for approximately 21% of our refined products transportation revenues, is affected by truck and railroad freight, the price of natural gas used by utilities, which use distillates as a substitute for natural gas when the price of natural gas is high, and usage for agricultural operations, which is affected by weather conditions, government policy and crop prices. Distillate is more sensitive to short-term changes in price as customers shift from the use of trucking for freight transportation to railcars. Demand for jet fuel, which in recent years has accounted for approximately 15% of our refined products revenues, depends on prevailing economic conditions and military usage. Increases in the market price of jet fuel and the impact on airlines has resulted in the use of more efficient airplanes and reductions in total capacity and the number of scheduled flights. High market price of propane could result in the use of alternative fuel sources and tend to reduce the summer and early fall fill of consumer storage of propane. As a result, market price volatility may affect transportation volumes and revenues from period to period.
     We generally realize higher revenues during the first and fourth quarters of each year since these operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand for propane, a major fuel for residential heating. The two largest operating expense items are labor and electric power. Our results also includes our equity investments in MB Storage, which we are required to divest (see Note 17 in the Notes to the Consolidated Financial Statements), and in Centennial (see Note 10 in the Notes to the Consolidated Financial Statements).
Business Trends
     In 2006, our management performed a detailed analysis of the business environment of the Parent Partnership and identified several key trends or factors that apply to us that we believe will drive our growth opportunities in 2007 and beyond. With each trend or factor, we identify the related strategies or opportunities we believe that factor presents.
•	We expect that refined products imports to the U.S. will increase.
o	Acquire or develop facilities to take advantage of these increased volumes.

o	Enhance refined products storage business.
•	We expect to see changes in commercial terminal ownership and operations.
o	Acquire refined products terminals and distribution assets to provide logistical service offerings to companies seeking to outsource or partner.
•	Standards for use of ethanol and other renewable fuels are currently mandated to double from 2005 to 2012; under federal legislation, renewable fuels will comprise increasing percentages of U.S. fuel supply, with a fuel standard of 7.5 billion gallons for such fuels set for 2012.
o	Participate in the aggregation, terminaling and transportation associated with the overall supply and distribution of ethanol.
We also believe other growth opportunities are available to us, including through: expanding our system delivery capability of gasoline and diesel fuel in the Indianapolis and Chicago market areas; expanding service to the Midwest markets experiencing a supply shortfall; pursuing growth of refined products market share by expanding deliveries to existing markets and by developing new markets; utilizing available system capacity of Centennial to move refined products to Midwest market areas, which enables us to increase movements of long-haul propane volumes; expanding our gathering capacity of refined products along the upper Texas Gulf Coast; and pursuing acquisitions or organic growth projects in any of our business segments that would complement our current operations. We cannot assure that management will achieve all or any of these objectives or those described above.

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
     Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates and assumptions about the effect of matters that are inherently uncertain. Our critical accounting policies pertain to revenue and expense accruals, environmental costs, property, plant and equipment and goodwill and intangible assets.
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
     The most difficult accruals to estimate are power costs and property taxes. Power cost accruals generally involve a two to three month estimate, and the amount varies primarily for actual power usage. Power costs are dependent upon the actual volumes transported through our pipeline systems and the various power rates charged by numerous power companies along the pipeline system. Peak demand rates, which are difficult to predict, drive the variability of the power costs. For the year ended December 31, 2006, approximately 13% of our power costs were recorded using estimates. A variance of 10% in our aggregate estimate for power costs would have an approximate $0.5 million impact on annual earnings. Property tax accruals involve significant tax rate estimates among numerous jurisdictions. Actual property taxes are often not known until the tax bill is settled in subsequent periods, and the tax amount can vary for tax rate changes and changes in tax methods or elections. A variance of 10% in our aggregate estimate for property taxes could have up to an approximate $0.6 million impact on annual earnings. Variances from estimates are reflected in the period actual results become known, typically in the month following the estimate.
Reserves for Environmental Matters
     At December 31, 2006, we have accrued a liability of $0.8 million for our estimate of the future payments we expect to pay for environmental costs to remediate existing conditions attributable to past operations, including conditions with assets we have acquired. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as damages and other costs, when estimable. We monitor the balance of accrued undiscounted environmental liabilities on a regular basis. We record liabilities for environmental costs at a specific site when our liability for such costs is probable and a reasonable estimate of the associated costs can be made. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of our ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation alternatives available and the evolving nature of environmental laws and regulations. A variance of 10% in our aggregate estimate for environmental costs would have an approximate $0.1 million impact on annual earnings. For information concerning environmental regulation and environmental costs and contingencies, see Items 1 and 2. Business and Properties, “ — Environmental and Safety Matters”.
Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment
     In general, depreciation is the systematic and rational allocation of an asset’s cost, less its residual value (if any), to the periods it benefits. The majority of our property, plant and equipment is depreciated using the straight-line method, which results in depreciation expense being incurred evenly over the life of the assets. Our estimate of depreciation incorporates assumptions regarding the useful economic lives and residual values of our assets. At the time we place our assets in service, we believe such assumptions are reasonable; however, circumstances may develop that would cause us to change these assumptions, which would change our depreciation amounts prospectively. Some of these circumstances include changes in laws and regulations relating to restoration and abandonment requirements; changes in expected costs for dismantlement, restoration and abandonment as a result of changes, or expected changes, in labor, materials and other related costs associated with these activities; changes in the useful life of an asset based on the actual known life of similar assets, changes in technology, or other factors; and changes in expected salvage proceeds as a result of a change, or expected change in the salvage market. At December 31, 2006 and 2005, the net book value of our property, plant and equipment was $860.6 million and $808.8 million, respectively. We recorded $40.0 million, $38.3 million and $42.1 million in depreciation expense during the years ended December 31, 2006, 2005 and 2004, respectively.
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
Goodwill and Intangible Assets
     Goodwill and intangible assets represent the excess of consideration paid over the estimated fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the estimated fair value of assets acquired including goodwill and other intangible assets as well as determining the allocation of goodwill to the appropriate reporting unit. In addition, we assess the recoverability of these intangibles by determining whether the amortization of these intangibles over their remaining useful lives can be recovered through undiscounted estimated future net cash flows of the acquired operations. The amount of impairment, if any, is measured by the amount by which the carrying amounts exceed the projected discounted estimated future operating cash flows.
     We adopted SFAS No. 142, Goodwill and Other Intangible Assets, which discontinues the amortization of goodwill and intangible assets that have indefinite lives and requires an annual test of impairment based on a comparison of the estimated fair value to carrying values. The evaluation of impairment for goodwill and intangible assets with indefinite lives under SFAS 142 requires the use of projections, estimates and assumptions as to the future performance of the operations, including anticipated future revenues, expected future operating costs and the discount factor used. Actual results could differ from projections resulting in revisions to our assumptions and, if required, recognizing an impairment loss. Based on our assessment, we do not believe our goodwill is impaired. At

December 31, 2006, the recorded value of goodwill was $1.3 million, which was recorded upon the acquisition of MTMI in November 2006.
     At December 31, 2006, we had $16.8 million of excess investment, net of accumulated amortization, in our equity investment in Centennial, which is being amortized over periods ranging from 10 to 35 years (see Note 12 in Notes to the Consolidated Financial Statements). The value assigned to our excess investment in Centennial was created upon its formation. Approximately $30.0 million is related to a contract and is being amortized on a unit-of-production basis based upon the volumes transported under the contract compared to the guaranteed total throughput of the contract over a 10-year life. The remaining $3.4 million is related to a pipeline and is being amortized on a straight-line basis over the life of the pipeline, which is 35 years. A variance of 10% in our amortization expense allocated to equity earnings could have up to an approximate $0.4 million impact on annual earnings.
Results of Operations
     The following table presents volumes delivered in barrels and average tariff per barrel for the years ended December 31, 2006, 2005 and 2004 (in thousands, except tariff information):

				Percentage
	For Year Ended December 31,			Increase (Decrease)
	2006	2005	2004	2006-2005	2005-2004
Volumes Delivered:
Refined products	165,269	160,667	152,437	3%	5%
LPGs	44,997	45,061	43,982	—	3%

Total	210,266	205,728	196,419	2%	5%

Average Tariff per Barrel:
Refined products (1)	$0.92	$0.90	$0.97	2%	(7%)
LPGs	1.98	2.14	1.98	(8%)	8%
Average system tariff per barrel	$1.15	$1.17	$1.20	(2%)	(3%)

(1)	The 2004 period includes $4.1 million of deferred revenue related to the expiration of two customer transportation agreements, which increased the refined products average tariff for the year ended December 31, 2004, by $0.02 per barrel, or 2%.
  Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
     Effective November 1, 2006, we purchased a refined products terminal in Aberdeen, Mississippi, from MTMI. Through our TTMC subsidiary, we conduct distribution and marketing operations whereby we provide terminaling services for our throughput and exchange partners at this terminal. We also purchase refined products from our throughput partner that we in turn sell through spot sales at the Aberdeen truck rack to independent wholesalers and retailers of refined products. For the period ended December 31, 2006, sales related to these refined products marketing activities were $5.8 million and purchases of refined products for these activities were $5.5 million.
     Revenues from refined products transportation increased $8.0 million for the year ended December 31, 2006, compared with the year ended December 31, 2005, primarily due to minor increases in refined products volumes transported and the refined products average rate per barrel. Volume increases were primarily due to increased demand for products supplied from the U.S. Gulf Coast into Midwest markets resulting from higher distillate price differentials and a greater demand for gasoline blendstocks, partially offset by unfavorable differentials for motor fuels during the first quarter of 2006. Additionally, refined products revenues increased due to increased terminaling activity at truck racks, including at our Shreveport terminal, which was placed in service in 2005, and higher product storage fees. The average tariff increased primarily due to an increase in gasoline blendstock deliveries, which have a higher tariff, and an increase in system tariffs, which went into effect in April and July 2006. The increase in the refined products average tariff rate was partially offset by the impact of Centennial on the average rates. When a larger proportion of the refined products deliveries are delivered under a Centennial tariff, our average tariff declines. Conversely, if the proportion of refined products deliveries moving under a Centennial origin decrease, our average tariff increases. Movements of refined products on Centennial therefore result in a decrease in the refined products average rate per barrel; however, utilizing Centennial for refined products movements allows us to transport incremental refined products and increase movements of long-haul propane volumes.
     Revenues from LPGs transportation decreased $7.0 million for the year ended December 31, 2006, compared with the year ended December 31, 2005, due to lower deliveries of propane in the upper Midwest and Northeast market areas as a result of warmer than normal winter weather in the first and fourth quarters of 2006, high propane prices and scheduled plant maintenance, known as a turnaround. Butane deliveries were below prior year levels due to a refinery turnaround during the fourth quarter of 2006. The LPGs average rate per barrel decreased from the prior year period primarily as a result of increased short-haul deliveries during the year ended December 31, 2006, compared with the year ended December 31, 2005.
     Other operating revenues increased $9.9 million for the year ended December 31, 2006, compared with the year ended December 31, 2005, primarily due to a $5.3 million increase from increased storage revenue on assets acquired from Genco in July 2005 and an increase of $1.9 million in other system storage, a $2.1 million increase in refined products tender deduction revenues, additives and custody transfers fees and a $0.7 million increase in refined products loading fees.
     Costs and expenses (excluding purchases of petroleum products) increased $8.1 million for the year ended December 31, 2006, compared with the year ended December 31, 2005. Operating expenses increased $7.6 million primarily due to a $5.8 million increase in pipeline operating costs primarily as a result of acquisitions made in 2005; a $3.5 million increase in product measurement losses; $2.8 million in allocated settlement charges related to the termination of our Parent Partnership’s retirement cash balance plan (see Note 5 in the Notes to the Consolidated Financial Statements); $2.1 million of higher insurance premiums; a $1.5 million lower of cost or market adjustment on inventory (see Note 7 in the Notes to the Consolidated Financial Statements); $0.8 million of expenses relating to our Parent Partnership’s special unitholder meeting; a $0.7 million increase in rental expense on a lease with a third-party pipeline and $0.6 million in severance expense as a result of the migration to a shared services environment with EPCO. These increases in costs and expenses were partially offset by a $3.4 million decrease in pipeline inspection and repair costs associated with our integrity management program, a $1.8 million decrease in accruals for employee vacations due to a change in the vacation policy in the current year period as a result of the migration to a shared services environment with EPCO; a $1.6 million decrease in labor and benefits expense primarily associated with incentive compensation plan vestings in the prior year period; a $1.1 million decrease due to regulatory penalties for past incidents; $0.6 million favorable insurance settlement for prior insurance claims; and $0.6 million decrease in accruals related to post employment liabilities associated with DCP Midstream Partners, L.P. (formerly Duke Energy Field Services, LLC (“DEFS”)). Operating fuel and power increased $5.9 million primarily due to increased mainline throughput and higher power rates. Depreciation expense increased $2.0 million primarily due to assets placed into service, asset retirements in 2006 and the recording of a conditional asset retirement obligation as discussed below. Taxes - other than income taxes decreased $2.7 million primarily due to a true-up of property tax accruals for prior tax years and higher payroll taxes in the prior year period. General and administrative expenses decreased $0.6 million primarily due to a $1.5 million decrease in labor and benefits expense associated with prior year vesting provisions in our incentive compensation plans and decrease in accruals for employee vacations and $0.9 million in transition costs in the 2005 period due to the change in ownership of the Company, partially offset by a $1.1 million increase relating to the retirement of an executive in February 2006 and $0.7 million in severance expense as a result of the migration to a shared services environment with EPCO and higher executive compensation expense. During the years ended December 31, 2006 and 2005, we recognized net gains of $4.2 million and $0.1 million, respectively, from the sales of various assets.
     During 2006, we recorded $0.3 million of expense, included in depreciation and amortization expense, related to a conditional asset retirement obligation, and we recorded a $0.5 million liability, which represents the fair value of the conditional asset retirement obligation related to structural restoration work to be completed on leased office space that is required upon our anticipated office lease termination (see Note 9 in the Notes to the Consolidated Financial Statements).

     Net losses from equity investments increased for the year ended December 31, 2006, compared with the year ended December 31, 2005, as shown below (in thousands):

	For Year Ended
	December 31,		Increase
	2006	2005	(Decrease)
Centennial	$(17,094)	$(10,727)	$(6,367)
MB Storage	9,082	7,715	1,367
Other	(6)	28	(34)

Total equity losses	$(8,018)	$(2,984)	$(5,034)

     Equity losses in Centennial increased $6.4 million for the year ended December 31, 2006, compared with the year ended December 31, 2005, primarily due to lower transportation volumes and increased costs relating to pipeline inspection and repair costs associated with its integrity management program, partially offset by lower amortization expense on the portion of our excess investment in Centennial. Equity earnings in MB Storage increased $1.4 million for the year ended December 31, 2006, compared with the year ended December 31, 2005, primarily due to lower product measurement losses on the MB Storage system and higher revenues, partially offset by higher system maintenance expenses and higher operating fuel and power resulting from higher power rates and increased volumes.
     For the years ended December 31, 2006 and 2005, we received the first $1.7 million per quarter (or $6.78 million on an annual basis) of MB Storage’s income before depreciation expense, as defined in the Agreement of Limited Partnership of MB Storage. Our share of MB Storage’s earnings may be adjusted annually by the partners of MB Storage. Any amount of MB Storage’s annual income before depreciation expense in excess of $6.78 million is allocated evenly between us and Louis Dreyfus. Depreciation expense on assets each party originally contributed to MB Storage is allocated between us and Louis Dreyfus based on the net book value of the assets contributed. Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation is allocated evenly between us and Louis Dreyfus. For the years ended December 31, 2006 and 2005, our sharing ratios in the earnings of MB Storage were approximately 59.4% and 64.2%, respectively.
     Interest expense — net increased $3.2 million for the year ended December 31, 2006, compared with the year ended December 31, 2005, due to an increase of $5.1 million in interest expense, partially offset by an increase of $1.9 million in interest capitalized. Interest expense increased from the prior year period primarily due to higher outstanding debt balances and higher average interest rates under the note payable to our Parent Partnership. Interest capitalized increased $1.9 million from the prior year period primarily due to higher construction work-in-progress balances in 2006 as compared to the 2005 period.
     Interest income increased $0.5 million for the year ended December 31, 2006, compared with the year ended December 31, 2005, due to higher interest income earned on cash investments and other investing activities.
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
     Revenues from LPGs transportation increased $9.3 million for the year ended December 31, 2005, compared with the year ended December 31, 2004, due to higher deliveries of propane in the upper Midwest and Northeast market areas due to system expansion projects completed in 2004 and colder winter weather in March and December 2005. Prior year LPG transportation revenues were negatively impacted by a price spike in the Mont Belvieu propane price in late February 2004, which resulted in TEPPCO sourced propane being less competitive than propane from other source points. The LPGs average rate per barrel increased from the prior period primarily as a result of a combination of decreased propane short-haul deliveries and increased long-haul propane deliveries during 2005, and an increase in tariff rates which went into effect in July 2005. These increases were partially offset by reduced propane revenues resulting from decreased propane deliveries due to a propane release and fire at a dehydration unit in September 2005 at our Todhunter storage facility, near Middletown, Ohio. As a result of the propane release and fire, our Todhunter LPG loading facilities were shut down for approximately three weeks.
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
     Costs and expenses (excluding purchases of petroleum products) decreased $9.4 million for the year ended December 31, 2005, compared with the year ended December 31, 2004. Operating expenses decreased $9.6 million primarily due to: a $15.1 million decrease in pipeline inspection and repair costs associated with our integrity management program as we neared completion of the first cycle of our integrity management program; a $2.0 million decrease in postretirement benefit accruals related to plan amendments (see Note 5 in the Notes to the Consolidated Financial Statements); a $2.1 million decrease in product measurement losses, and a $2.0 million decrease in legal expenses related to a legal settlement in 2004. These decreases to costs and expenses were partially offset by: a $2.9 million increase in labor and benefits expenses primarily associated with vesting provisions in certain of our compensation plans as a result of the change in ownership of the Company, higher labor expenses associated with an increase in the number of employees between years and higher incentive compensation expense as a result of improved operating performance; a $3.4 million increase in pipeline operating and maintenance expense; a $1.8 million increase attributable to regulatory penalties for past incidents; a $1.6 million increase in insurance expense; a $0.6 million increase in rental expense on a lease agreement from the Centennial pipeline capacity lease agreement, and an increase in other miscellaneous operating supplies expenses during the year, including a $0.4 million increase in environmental assessment and remediation expenses, a $0.3 million increase in labor and benefits expense related to retirement plan settlements with DEFS and hurricane related expenses.
     Depreciation expense decreased $3.9 million primarily due to a $4.4 million non-cash impairment charge in the third quarter of 2004, partially offset by a $0.8 million write-off of assets related to the propane release and fire at a storage facility in Ohio (see Note 9 in the Notes to the Consolidated Financial Statements), assets placed into service and assets retired to depreciation expense in the 2005 period. Taxes — other than income taxes increased $2.2 million primarily due to asset acquisitions and a higher tax base in the 2005 period. Operating fuel and power expense increased $0.8 million primarily as a result of increased volumes and higher power rates during the 2005 period. General and administrative expenses increased $0.7 million primarily as a result of a $1.5 million increase related to transition costs due to the change in ownership of the Company and a $0.7 million increase in labor and benefits expenses primarily associated with vesting provisions in certain of our compensation plans as a result of change in ownership of the Company, higher labor expenses associated with an increase in the number of employees between years and higher incentive compensation expense as a result of improved operating performance, partially offset by and a $1.1 million decrease in consulting services primarily related to acquisition related activities in the 2004 period and a $0.6 million decrease in postretirement benefit accruals related to plan amendments (see Note 5 in the Notes to the Consolidated Financial Statements). During the year ended December 31, 2004, we recognized net gains of $0.4 million from the sales of various assets.
     Net losses from equity investments decreased for the year ended December 31, 2005, compared with the year ended December 31, 2004, as shown below (in thousands):

	For Year Ended
	December 31,		Increase
	2005	2004	(Decrease)
Centennial	$(10,727)	$(14,379)	$3,652
MB Storage	7,715	7,874	(159)
Other	28	(39)	67

Total equity losses	$(2,984)	$(6,544)	$3,560

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
     For the year ended December 31, 2004, we received the first $1.8 million per quarter (or $7.15 million on an annual basis) of MB Storage’s income before depreciation expense. Any amount of MB Storage’s annual income before depreciation expense in excess of $7.15 million for 2004 was allocated evenly between us and Louis Dreyfus. For the year ended December 31, 2004, our sharing ratio in the earnings of MB Storage was approximately 69.4%.
     Interest expense — net increased $2.1 million for the year ended December 31, 2005, compared with the year ended December 31, 2004, due to an increase of $3.4 million in interest expense, partially offset by an increase of $1.3 million in interest capitalized. Interest expense increased from the prior year period primarily due to higher outstanding borrowings and higher short term floating interest rates on our note payable with our Parent Partnership. Interest capitalized increased $1.2 million from the prior year period as a result of increased balances of construction work-in-progress.

Financial Condition and Liquidity
     Cash generated from operations and loans or capital contributions from our Parent Partnership are our primary sources of liquidity. At December 31, 2006, we had a working capital surplus of $53.8 million, while at December 31, 2005, we had a working capital deficit of $4.5 million. Working capital deficits can occur primarily due to the timing of operating cash receipts from customers, payments of cash distributions and the payment of normal operating expenses and capital expenditures. We are a wholly owned subsidiary of the Parent Partnership. We expect that our Parent Partnership will make capital contributions, loans or otherwise provide liquidity to us as needed to protect its investment in us, but the Parent Partnership has no contractual obligation to do so. At December 31, 2006, our Parent Partnership had approximately $201.3 million in available borrowing capacity under its revolving credit facility to cover any working capital needs, and we expect that our Parent Partnership’s cash flows from operating activities, the sale of additional debt or equity in the capital markets and capacity under its Revolving Credit Facility will provide necessary liquidity to us. For further discussion regarding our Parent Partnership’s sources of liquidity, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity in our Parent Partnership’s Annual Report on Form 10-K for the Year Ended December 31, 2006. Cash flows for the years ended December 31, 2006, 2005 and 2004, were as follows (in millions):

	For Year Ended December 31,
	2006	2005	2004
Cash provided by (used in):
Operating activities	$34.4	$42.8	$132.9
Investing activities	(97.3)	(131.4)	(105.5)
Financing activities	62.9	88.6	(27.6)
Operating Activities
     Net cash from operating activities for the years ended December 31, 2006, 2005 and 2004, were comprised of the following (in millions):

	For Year Ended December 31,
	2006	2005	2004
Net income	$47.8	$52.2	$33.5
Depreciation and amortization	40.3	38.3	42.2
Losses in equity investments	8.0	3.0	6.5
Distributions from equity investments	12.9	12.4	10.3
Gains on sales of assets	(4.2)	(0.1)	(0.5)
Non-cash portion of interest expense	0.5	0.5	0.1
Cash provided by (used in) working capital and other	(70.9)	(63.5)	40.8

Net cash from operating activities	$34.4	$42.8	$132.9

     Net cash from operating activities decreased for the year ended December 31, 2006, compared with the year ended December 31, 2005, primarily due to the timing of cash disbursements and cash receipts for working capital components and lower net income, partially offset by higher distributions received from our equity investment in MB Storage. Net cash provided by operating activities decreased for the year ended December 31, 2005, compared with the year ended December 31, 2004, primarily due to the timing of cash disbursements and cash receipts for working capital components, partially offset by higher net income and higher distributions received from our equity investment in MB Storage. For a discussion of changes in net income, see “ — Results of Operations” above.
     Net cash from operating activities for the years ended December 31, 2006, 2005 and 2004, included interest payments, net of amounts capitalized, of $34.0 million, $30.1 million and $27.3 million, respectively. Excluding the effects of hedging activities and interest capitalized, during the year ended December 31, 2007, we expect interest payments on our Senior Notes to be approximately $27.4 million. We expect to pay our interest payments with cash flows from operating activities.
Investing Activities
     Cash flows used in investing activities totaled $97.3 million for the year ended December 31, 2006, and were comprised of $75.3 million of capital expenditures, $20.5 million for the acquisitions of assets (see Note 11 in the Notes to the Consolidated Financial Statements), $4.3 million of cash paid for linefill on assets owned, $4.8 million of cash contributions for our ownership interest in MB Storage for capital expenditures and $2.5 million of cash contributions for our ownership interest in Centennial for operating needs, partially offset by $10.1 million in net cash proceeds from the sales of various assets to Enterprise. Cash flows used in investing activities totaled $131.4 million for the year ended December 31, 2005, and were comprised of $69.0 million for the acquisition of assets, $58.2 million of capital expenditures and $4.2 million of cash contributions to MB Storage for capital expenditures. Cash flows used in investing activities totaled $105.5 million for the year ended December 31, 2004, and were comprised of $81.3 million of capital expenditures, $1.5 million of cash contributions to Centennial to cover operating needs and capital expenditures, $21.4 million of cash contributions to MB Storage, of which $16.5 million was used to acquire storage assets, and $1.9 million for the acquisition of assets during the year ended December 31, 2004, partially offset by $0.6 million in net cash proceeds from the sales of various assets.
Financing Activities
     Cash flows provided by financial activities totaled $62.9 million for the year ended December 31, 2006, and were comprised of $100.5 million of contributions from our Parent Partnership and $34.5 million of borrowings on the note payable to our Parent Partnership, net of repayments, partially offset by $72.1 million of distributions paid to our Parent Partnership. Cash flows provided by financing activities totaled $88.6 million for the year ended December 31, 2005, and were comprised of $294.8 million of equity contributions received from our Parent Partnership and $169.7 million of proceeds from our term loan, partially offset by $264.0 million of repayments on our term loan and $111.9 million of distributions paid to our Parent Partnership. Cash flows used in financing activities totaled $27.6 million for the year ended December 31, 2004, and were comprised of $118.0 million of distributions paid to our Parent Partnership and $36.0 million of repayments on our term loan, partially offset by $126.4 million of proceeds from our term loan.
     During the years ended December 31, 2006, 2005 and 2004, we paid cash distributions to our Parent Partnership totaling $72.1 million, $111.9 million and $118.0 million, respectively. On February 7, 2007, we paid a cash distribution to our Parent Partnership of $21.7 million for the quarter ended December 31, 2006.
Other Considerations
Universal Shelf
     Our Parent Partnership has filed with the SEC a universal shelf registration statement that, subject to agreement on terms at the time of use and appropriate supplementation, allows it to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof. Taking into account our Parent Partnership’s May 2005 and July 2006 equity offerings, in which our Parent Partnership issued $290.8 million and $204.1 million of equity securities, respectively, our Parent Partnership had remaining approximately $1.5 billion of availability under this shelf registration, subject to customary marketing terms and conditions.
Credit Facilities
     We currently utilize debt financing available from our Parent Partnership through intercompany notes. The terms of the intercompany notes generally match the principal and interest payment dates under the Parent Partnership’s debt instruments. The interest rates charged by the Parent Partnership include the stated interest rate paid by the Parent Partnership on its debt obligations, plus a premium to cover debt issuance costs. The interest rate is also decreased or increased to cover gains and losses, respectively, on any interest rate swaps that the Parent

Partnership may have in place on its respective debt instruments. The Parent Partnership’s revolving credit facility is described below (see Note 14 in the Notes to the Consolidated Financial Statements for a discussion of the Parent Partnership’s senior notes).
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
     On July 31, 2006, our Parent Partnership amended its Revolving Credit Facility. The primary revisions were as follows:
•	The maturity date of the credit facility was extended from December 13, 2010, to December 13, 2011. Also under the terms of the amendment, the Parent Partnership may request up to two one-year extensions of the maturity date. These extensions, if requested, will become effective subject to lender approval and satisfaction of certain other conditions.

•	The amendment releases Jonah as a guarantor of the Revolving Credit Facility and restricts the amount of outstanding debt of the Jonah joint venture to debt owing to the owners of its partnership interests and other third-party debt in the principal aggregate amount of $50.0 million.

•	The amendment modifies the financial covenants to, among other things, allow the Parent Partnership to include in the calculation of its Consolidated EBITDA (as defined in the Revolving Credit Facility) pro forma adjustments for material capital projects.

•	The amendment allows for the issuance of Hybrid Securities (as defined in the Revolving Credit Facility) of up to 15% of the Parent Partnership’s Consolidated Total Capitalization (as defined in the Revolving Credit Facility).
     At December 31, 2006, our Parent Partnership had $490.0 million outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.96%. At December 31, 2006, our Parent Partnership was in compliance with the covenants of its Revolving Credit Facility.
     At December 31, 2006 and 2005, we had unsecured intercompany notes payable to our Parent Partnership of $240.8 million and $206.9 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at December 31, 2006, was 6.7%. At December 31, 2006 and 2005, accrued interest includes $3.9 million and $3.5 million, respectively, due to our Parent Partnership. For the years ended December 31, 2006, 2005 and 2004, interest costs incurred on the note payable to our Parent Partnership totaled $13.7 million, $11.9 million and $12.5 million, respectively.
Future Capital Needs and Commitments
     We estimate that capital expenditures, excluding acquisitions and joint venture contributions, for 2007 will be approximately $229.0 million (including $5.0 million of capitalized interest). We expect to spend approximately $207.0 million for revenue generating projects and facility improvements. We expect to spend approximately $20.0 million to sustain existing operations, including life-cycle replacements for equipment at various facilities and pipeline and tank replacements and approximately $2.0 million for various system upgrade projects.
     During 2007, we may be required to contribute additional cash to Centennial to cover capital expenditures or other operating needs and to MB Storage to cover capital expenditures prior to the sale of the asset. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present business operations. These expenditures can vary greatly depending on the magnitude of our transactions. We may finance capital expenditures through internally generated funds, debt or capital contributions from our Parent Partnership or any combination thereof.
Liquidity Outlook
     We believe that we will continue to have adequate liquidity to fund future recurring operating and investing activities. Our primary cash requirements consist of normal operating expenses, capital expenditures to sustain existing operations and revenue generating expenditures, interest payments on our Senior Notes, interest payments on intercompany notes payable to our Parent Partnership and distributions to our Parent Partnership. Our cash requirements for 2007, such as operating expenses, capital expenditures to sustain existing operations and quarterly distributions to our Parent Partnership, are expected to be funded through operating cash flows. Long-term cash requirements for expansion projects, acquisitions and repayment of intercompany notes are expected to be funded by several sources, including cash flows from operating activities and loans or capital contributions from our Parent Partnership. Our Parent Partnership may fund such loans or capital contributions with borrowings under its credit facility and possibly the issuance of additional equity and debt securities. The timing of any debt or equity offerings by our Parent Partnership will depend on various factors, including prevailing market conditions, interest rates and our Parent Partnership’s financial condition and credit rating at the time.
Off-Balance Sheet Arrangements
     We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no material off-balance sheet commitments for indebtedness other than the limited guaranty of Centennial debt and the limited guarantee of Centennial catastrophic events as discussed below. In addition, we have entered into various operating leases covering assets utilized in several areas of our operations.
     We are contingently liable as guarantor for $500.0 million principal amount of 7.625% Senior Notes due 2012 issued in February 2002 and for $200.0 million principal amount of 6.125% Senior Notes due 2013 issued in January 2003 by our Parent Partnership.
     Centennial entered into credit facilities totaling $150.0 million, and as of December 31, 2006, $150.0 million was outstanding under those credit facilities, of which $10.0 million matures in April 2007, and $140.0 million matures in April 2024. We and Marathon have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under these credit facilities. The guarantees arose in order for Centennial to obtain adequate financing to fund construction and conversion costs of its pipeline system. Prior to the expiration of the long-term credit facility, we could be relinquished from responsibility under the guarantee should Centennial meet certain financial tests. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for us and Marathon is $75.0 million each at December 31, 2006. As a result of the guarantee, we recorded an obligation of $0.1 million, which represents the present value of the estimated amount we would have to pay under the guarantee.
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

Contractual Obligations
     The following table summarizes our debt repayment obligations and material contractual commitments as of December 31, 2006 (in millions):

	Amount of Commitment Expiration Per Period
		Less than 1			After 5
	Total	Year	1-3 Years	4-5 Years	Years
Note payable, Parent Partnership	$240.8	$—	$—	$98.7	$142.1
6.45% Senior Notes due 2008 (1)	180.0	—	180.0	—	—
7.51% Senior Notes due 2028 (1)	210.0	—	—	—	210.0
Interest payments (2)	465.5	47.0	76.7	70.8	271.0

Debt and interest subtotal	1,096.3	47.0	256.7	169.5	623.1

Operating leases (3)	57.1	14.2	14.4	12.0	16.5
Purchase obligations (4)	14.4	12.3	1.9	0.1	0.1
Contributions to Centennial	11.1	11.1	—	—	—
Capital expenditure obligations (5)	4.4	4.4	—	—	—
Other liabilities and deferred credits (6)	3.5	—	2.9	0.1	0.5

Total	$1,186.8	$89.0	$275.9	$181.7	$640.2

(1)	We entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our 7.51% Senior Notes due 2028. At December 31, 2006, the 7.51% Senior Notes include an adjustment to decrease the fair value of the debt by $2.6 million related to this interest rate swap agreement. At December 31, 2006, our 6.45% Senior Notes include less than $0.1 million of unamortized debt discount. The fair value adjustment and unamortized debt discount are excluded from this table.

(2)	Includes interest payments due on our Senior Notes and interest payments and commitment fees due on our Note Payable to our Parent Partnership. The interest amount calculated on the Note Payable to our Parent Partnership is based on the assumption that the amount outstanding and the interest rate charged both remain at their current levels.

(3)	Includes a pipeline capacity lease with Centennial. In January 2003, we entered into a pipeline capacity lease agreement with Centennial for a period of five years that contains a minimum throughput requirement. For the year ended December 31, 2006, we exceeded the minimum throughput requirements on the lease agreement.

(4)	We have long and short-term purchase obligations for products and services with third-party suppliers. The prices that we are obligated to pay under these contracts approximate current market prices. The preceding table shows our commitments and estimated payment obligations under these contracts for the periods indicated. Our estimated future payment obligations are based on the contractual price under each contract for products and services at December 31, 2006.

(5)	We have short-term obligations relating to capital projects we have initiated. These commitments represent unconditional payment obligations that we have agreed to pay vendors for services rendered or products purchased.

(6)	Excludes approximately $8.8 million of long-term deferred revenue payments, which are being transferred to income over the term of the respective revenue contracts and $4.1 million related to our estimated amount of obligation under a catastrophic event guarantee for Centennial. The amount of commitment by year is our best estimate of projected payments of these long-term liabilities.
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
Recent Accounting Pronouncements
     See discussion of new accounting pronouncements in Note 3 in the Notes to the Consolidated Financial Statements.
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
     The following table summarizes the estimated fair values of the Senior Notes as of December 31, 2006 and 2005 (in millions):

		Fair Value
	Face	December 31,
	Value	2006	2005
6.45% Senior Notes, due January 2008	$180.0	$181.6	$183.7
7.51% Senior Notes, due January 2028	210.0	221.5	224.1
     In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes. Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and receive a fixed rate of interest of 7.51%. During the years ended December 31, 2006, 2005 and 2004, we recognized reductions in interest expense of $1.9 million, $5.6 million and $9.6 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the years ended December 31, 2006, 2005 and 2004, we reviewed the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair values of this interest rate swap were liabilities of approximately $2.6 million and $0.9 million at December 31, 2006 and 2005, respectively. Utilizing the balance of the 7.51% Senior Notes outstanding at December 31, 2006, and including the effects of hedging activities, if market interest rates increased 100 basis points, the annual increase in interest expense would be $2.1 million.
     At December 31, 2006 and 2005, we had unsecured intercompany notes payable to our Parent Partnership of $240.8 million and $206.9 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at December 31, 2006, was 6.7%. At December 31, 2006 and 2005, accrued interest includes $3.9 million and $3.5 million, respectively, due to our Parent Partnership. For the years ended December 31, 2006, 2005 and 2004, interest costs incurred on the note payable to our Parent Partnership totaled $13.7 million, $11.9 million and $12.5 million, respectively.

Item 8. Financial Statements and Supplementary Data
     Our consolidated financial statements, together with the independent registered public accounting firm’s report of Deloitte & Touche LLP (“Deloitte & Touche”) and the independent registered public accounting firm’s report of KPMG LLP (“KPMG”), begin on page F-1 of this Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On April 6, 2006, the Board of Directors of our General Partner dismissed KPMG as our independent registered public accounting firm and engaged Deloitte & Touche as its new independent registered public accounting firm. As described below, the change in independent registered public accounting firms is not the result of any disagreement with KPMG. We filed a Form 8-K on April 11, 2006 reporting a change of accountants.
     During the two fiscal years ended December 31, 2005, and the subsequent interim period through April 6, 2006, there have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG would have caused them to make reference thereto in their reports on financial statements for such years, and there have been no “reportable events,” as described in Item 304(a)(1)(v) of Regulation S-K.
     During the two fiscal years ended December 31, 2005, and the subsequent interim period through April 6, 2006, we did not consult Deloitte & Touche regarding (i) either the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event” as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K, respectively.
     We requested that KPMG furnish a letter addressed to the SEC stating whether or not it agreed with the above statements, a copy of which is filed as Exhibit 16 to this Report.
Item 9A. Controls and Procedures
     As of the end of the period covered by this Report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on those evaluations, as of December 31, 2006, the CEO and CFO concluded:
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
Changes in Internal Control over Financial Reporting
     During 2006, we commenced a project to replace or upgrade our general ledger and consolidation software. The implementation occurred on January 1, 2007. The project is not in response to any identified deficiency or weakness in our internal control over financial reporting. Other than pre-implementation steps taken in connection with the project during the fourth quarter of 2006, there has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information called for by this item is omitted pursuant to General Instruction I(2) to Form 10-K.
Item 11. Executive Compensation
     The information called for by this item is omitted pursuant to General Instruction I(2) to Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information called for by this item is omitted pursuant to General Instruction I(2) to Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Parent Partnership
     We do not have any employees. Our Parent Partnership is managed by the Company, which prior to February 23, 2005, was an indirect wholly owned subsidiary of DEFS. According to our Partnership Agreement and the ASA, we reimburse our Parent Partnership for all direct and indirect expenses related to our business activities. Our Parent Partnership reimburses the General Partner, the Company and EPCO on our behalf for the allocated costs of its employees who perform operating, management and other administrative functions for us (see Note 1 in the Notes to the Consolidated Financial Statements).
     Our Parent Partnership allocates operating, general and administrative expenses to us for legal, insurance, financial, communication and other administrative services based upon the estimated level of effort devoted to our various operations. In addition, we make cash payments on behalf of the Parent Partnership for various expenses.

At December 31, 2006, we had a net receivable of $56.2 million from our Parent Partnership, and at December 31, 2005, we had a net payable of $18.5 million to our Parent Partnership related to these affiliated activities.
     For information regarding our related party transactions in general, please read Note 16 of the Notes to Consolidated Financial Statements included under Item 8 of this Report.
Relationship with EPCO and Affiliates
     We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities:
•	EPCO and its consolidated private company subsidiaries;

•	Texas Eastern Products Pipeline Company, LLC;

•	DFI, which owns and controls the Company;

•	Enterprise Products Partners L.P., which is controlled by affiliates of EPCO; and

•	Duncan Energy Partners L.P., which is controlled by affiliates of EPCO.
     EPCO, a private company controlled by Dan L. Duncan, also owns DFI, which owns and controls the Company. DFI owns all of the membership interests of the Company. The principal business activity of the Company is to act as the managing partner of the Parent Partnership. The executive officers of the Company are employees of EPCO (see Item 10 of this Report).
     We, our Parent Partnership and the Company are all separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates. EPCO depends on cash distributions it receives from the Company and other investments to fund its other operations and to meet its debt obligations. We paid cash distributions of $72.1 million during the year ended December 31, 2006, to our Parent Partnership. Our Parent Partnership pays cash distributions to the Company in accordance with its partnership agreement.
     The ownership interests in our Parent Partnership that are owned or controlled by EPCO and its affiliates, which include all of the membership interests in the Company, are pledged as security under the credit facility of an affiliate of EPCO. This credit facility contains customary and other events of default relating to EPCO and certain affiliates, Enterprise and our Parent Partnership. If EPCO were to default under the credit facility, its lender banks could own the Company.
     Unless noted otherwise, our agreements with EPCO are not the result of arm’s length transactions. As a result, we cannot provide assurance that the terms and provisions of such agreements are at least as favorable to us as we could have obtained from unaffiliated third parties.
Administrative Services Agreement
     We have no employees. All of our management, administrative and operating functions are performed by employees of EPCO pursuant to the ASA. We and our General Partner, the Parent Partnership and its general partner, Enterprise and its general partner, Enterprise GP Holdings and its general partner, DEP and its general partner and certain affiliated entities are parties to the ASA. The significant terms of the ASA are as follows:
•	EPCO provides administrative, management, engineering and operating services as may be necessary to manage and operate our business, properties and assets (in accordance with prudent industry practices). EPCO will employ or otherwise retain the services of such personnel as may be necessary to provide such services.

•	We are required to reimburse EPCO for its services in an amount equal to the sum of all costs and expenses (direct and indirect) incurred by EPCO which are directly or indirectly related to our business or activities (including EPCO expenses reasonably allocated to us). In addition, we have agreed to pay all sales, use, excise, value added or similar taxes, if any, that may be applicable from time to time in respect of the services provided to us by EPCO.

•	EPCO allows us to participate as named insureds in its overall insurance program with the associated costs being charged to us.

     Our operating costs and expenses for the years ended December 31, 2006 and 2005 include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including compensation of employees. We reimburse EPCO for actual direct and indirect expenses it incurs related to the operation of our assets.
     Likewise, our general and administrative costs for the years ended December 31, 2006 and 2005 include amounts we reimburse to EPCO for administrative services, including compensation of employees. In general, our reimbursement to EPCO for administrative services is either (i) on an actual basis for direct expenses it may incur on our behalf (e.g., the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to ASA based on the estimated use of such services by each party (e.g., the allocation of general legal or accounting salaries based on estimates of time spent on each entity’s business and affairs).
     EPCO and its affiliates have no obligation to present business opportunities to the Parent Partnership or us, and we and our Parent Partnerships have no obligation to present business opportunities to EPCO and its affiliates. However, the ASA requires that business opportunities offered to or discovered by EPCO, which controls both us and our affiliates and Enterprise and it affiliates, be offered first to certain Enterprise affiliates before they may be pursued by EPCO and its other affiliates or offered to us.
     On February 28, 2007, due to the substantial completion of inquires by the FTC into EPCO’s acquisition of the Company, the parties to the ASA amended it to remove Exhibit B thereto, which had been adopted to address matters the parties anticipated the FTC may consider in its inquiry. Exhibit B had set forth certain separateness and screening policies and procedures among the parties that became inapposite upon the issuance of the FTC’s order in connection with the inquiry or were already otherwise reflected in applicable FTC, SEC, NYSE or other laws, standards or governmental regulations. For further discussion of the FTC investigation, please see Item 3. Legal Proceedings.
Transactions between EPCO and affiliates and us
     We transport LPGs on our pipeline system for affiliates of EPCO. For the year ended December 31, 2006, we recognized revenues from affiliates of EPCO for LPG transportation and other operating revenues of $5.1 million.
     EPCO provides storage services to us at Mont Belvieu. For the year ended December 31, 2006, we incurred $0.8 million for storage services provided by EPCO.
     For the year ended December 31, 2006, our operating and general and administrative expenses included $62.4 million in reimbursement payments to our Parent Partnership who reimbursed EPCO on our behalf for the costs it incurred to operate our facilities, including compensation of employees. Included in these expenses is $6.8 million related to insurance premiums allocated to us by EPCO.
     At December 31, 2006, we had a receivable of $0.3 million related to transportation services provided to EPCO and affiliates, net of other operational related charges payable to EPCO and affiliates and an insurance reimbursement receivable from EPCO of $1.4 million. In addition, we had deferred revenue from EPCO of $0.3 million.
     Other Transactions
     On October 6, 2006, we sold certain refined products pipeline assets in the Houston, Texas area, to an affiliate of Enterprise for approximately $10.0 million. These assets, which have been idle since acquisition, were part of the assets acquired by us in 2005 from Genco. The sales proceeds were used to fund organic growth projects, retire debt and for other general partnership purposes. The carrying value of these pipeline assets at September 30, 2006, was approximately $5.8 million.
     On November 1, 2006, we announced plans to construct a new 20-inch diameter lateral pipeline to connect our mainline system to the Enterprise and MB Storage facilities at Mont Belvieu, Texas, at a cost of approximately $8.6 million. The new connection, which provides delivery from Enterprise of propane into our system at full line flow rates, complements our current ability to source product from MB Storage. The new connection also offers the ability to deliver other liquid products such as butanes and natural gasoline from Enterprise’s storage facilities into our system at reduced flow rates until enhancements can be made. The capability to deliver butanes and natural gasoline from MB Storage at full flow rates is not expected to be impacted. Construction of the new connection was completed and placed in service in December 2006. This new pipeline replaces a 10-mile, 18-inch segment of pipeline that we sold to an Enterprise affiliate on January 23, 2007 for approximately $8.0 million. This asset had a net book value of approximately $2.5 million.

     We have entered into a lease with DEP, for a 12-mile, 10-inch interconnecting pipeline extending from Pasadena, Texas to Baytown, Texas. The primary term of this lease will expire on September 15, 2007, and will continue on a month-to-month basis subject to termination by either party upon 60 days’ notice. The annual lease revenue under this agreement is approximately $0.1 million.
Review and Approval of Transactions with Related Parties
     The Parent Partnership and the Company have policies and procedures relating to the review, recommendation or approval of certain transactions with persons affiliated with or related to us. The information contained in Item 13 of the Parent Partnership Form 10-K discussing such policies and procedures is incorporated by reference in this Report.
Relationships with Unconsolidated Affiliates
     The following information summarizes significant related party transaction amounts with Centennial and MB Storage during 2006:
•	In January 2003, we entered into a pipeline capacity lease agreement with Centennial for a period of five years that contains a minimum throughput requirement. For the year ended December 31, 2006, we incurred $5.6 million of rental charges related to the lease of pipeline capacity on Centennial.

•	We perform certain management services for Centennial and MB Storage. During 2006, these affiliates paid us $10.7 million for such services, including payroll and payroll related expenses.
     For additional discussion of contributions to and distributions from our unconsolidated affiliates, see Note 10 in the Notes to the Consolidated Financial Statements.
Item 14. Principal Accounting Fees and Services
Appointment of Independent Registered Public Accountant
     The AC Committee of the Company has appointed Deloitte & Touche, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte & Touche”) as our principal accountant to conduct the audit of our financial statements for the fiscal year ended December 31, 2006. KPMG served as our independent auditors for the fiscal year ended December 31, 2005. Our Parent Partnership’s audit engagement with Deloitte & Touche includes the fees for the professional services rendered to us by Deloitte & Touche as we do not have a separate audit engagement with Deloitte & Touche. We are allocated a portion of the audit services expense (see Note 2 in the Notes to the Consolidated Financial Statements).
Audit Fees
     The aggregate fees billed by Deloitte & Touche and KPMG, our Parent Partnership’s principal accountant for each respective period, for the audit of our financial statements for the years ended December 31, 2006 and 2005, and for other services rendered during those periods on our behalf were as follows (in thousands):

	Deloitte & Touche		KPMG
	For Year Ended		For Year Ended
	December 31,		December 31,
Type of Fee	2006	2005	2006	2005
Audit Fees (1)	$1,706	$—	$266	$1,773
Audit Related Fees (2)	—	—	—	26
Tax Fees (3)	107	—	—	—
All Other Fees (4)	—	—	—	—

Total	$1,813	$—	$266	$1,799

(1)	Audit fees include fees for the audits of the consolidated financial statements as well as for the audit of internal control over financial reporting.

(2)	Audit related fees consist principally of fees for audits of financial statements of certain employee benefit plans and certain internal control documentation assistance.

(3)	Tax Fees consist of fees for sales and use tax consultation and tax compliance services.

(4)	All other fees represent amounts we were billed in each of the years presented for services not classified under the other categories listed in the table above. No such services were rendered by Deloitte & Touche and KPMG during the last two years.
Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountant
     Pursuant to its charter, the AC Committee of the Company’s Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between the Parent Partnership, us and our independent registered public accountants. On April 6, 2006, the AC Committee pre-approved Deloitte & Touche and all related fees to conduct the audit of our financial statements for the year ending December 31, 2006. KPMG’s engagement to conduct the audit of our financial statements for the year ended December 31, 2005, and all related fees were pre-approved by AC Committee on April 25, 2005.
     Additionally, all permissible non-audit engagements with Deloitte & Touche and KPMG have been reviewed and approved by the AC Committee, pursuant to pre-approval policies and procedures established by the AC Committee. In connection with its oversight responsibilities, the AC Committee has adopted a pre-approval policy regarding any services proposed to be performed by Deloitte & Touche. The pre-approval policy includes four primary service categories: Audit, Audit-related, Tax and Other.
     In general, as services are required, management and Deloitte & Touche submit a detailed proposal to the AC Committee discussing the reasons for the request, the scope of work to be performed, and an estimate of the fee to be charged by Deloitte & Touche for such work. The AC Committee discusses the request with management and Deloitte & Touche, and if the work is deemed necessary and appropriate for Deloitte & Touche to perform, approves the request subject to the fee amount presented (the initial “pre-approved” fee amount). As part of these discussions, the AC Committee must determine whether or not the proposed services are permitted under the rules and regulations concerning auditor independence under the Sarbanes-Oxley Act of 2002 as well as rules of the American Institute of Certified Public Accountants. If at a later date, it appears that the initial pre-approved fee amount may be insufficient to complete the work, then management and Deloitte & Touche must present a request to the AC Committee to increase the approved amount and the reasons for the increase.
     Under the pre-approval policy, management cannot act upon its own to authorize an expenditure for services outside of the pre-approved amounts. On a quarterly basis, the AC Committee is provided a schedule showing Deloitte & Touche’s pre-approved amounts compared to actual fees billed for each of the primary service categories. The AC Committee’s pre-approval process helps to ensure the independence of our principal accountant from management.
     In order for Deloitte & Touche to maintain its independence, we are prohibited from using them to perform general bookkeeping, management or human resource functions, and any other service not permitted by the Public Company Accounting Oversight Board. The AC Committee’s pre-approval policy also precludes Deloitte & Touche from performing any of these services for us.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following documents are filed as a part of this Report:
(1)	Financial Statements: See Index to Consolidated Financial Statements on page F-1 of this Report for financial statements filed as part of this Report.

(2)	Financial Statement Schedules: None.

(3)	Exhibits.

Exhibit
Number	Description
3.1	Third Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of February 27, 2007 (Filed as Exhibit 10.67 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

4.1	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.2	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.3	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.5	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of

Exhibit
Number	Description
January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.1+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.2+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.3+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.4+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

10.5+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.6+	Form of Employment Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, C. Bruce Shaffer, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.7	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.8	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.9+	Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.10+	Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.11+	Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.12+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.13+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.14+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

Exhibit
Number	Description
10.15	Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.16	Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.17	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.45 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.18	Amendment, dated as of June 27, 2002 to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent, and Certain Lenders, dated as of March 28, 2002 ($500,000,000 Revolving Credit Facility) (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.19+	Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan, effective June 1, 2002 (Filed as Exhibit 10.49 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002, and incorporated herein by reference).

10.20+	Amended and Restated TEPPCO Supplemental Benefit Plan, effective November 1, 2002 (Filed as Exhibit 10.44 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.21+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Second Amendment and Restatement, effective January 1, 2003 (Filed as Exhibit 10.45 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.22+	Amended and Restated Texas Eastern Products Pipeline Company, LLC Management Incentive Compensation Plan, effective January 1, 2003 (Filed as Exhibit 10.46 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.23+	Amended and Restated TEPPCO Retirement Cash Balance Plan, effective January 1, 2002 (Filed as Exhibit 10.47 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.24	Formation Agreement between Panhandle Eastern Pipe Line Company and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, dated as of August 10, 2000 (Filed as Exhibit 10.48 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.25	Amended and Restated Limited Liability Company Agreement of Centennial Pipeline LLC dated as of August 10, 2000 (Filed as Exhibit 10.49 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.26	Guaranty Agreement, dated as of September 27, 2002, between TE Products Pipeline Company, Limited Partnership and Marathon Ashland Petroleum LLC for Note Agreements of Centennial Pipeline LLC (Filed as Exhibit 10.50 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.27	LLC Membership Interest Purchase Agreement By and Between CMS Panhandle Holdings, LLC, As Seller and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, Severally as Buyers, dated February 10, 2003 (Filed as Exhibit 10.51 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

Exhibit
Number	Description
10.28	Joint Development Agreement between TE Products Pipeline Company, Limited Partnership and Louis Dreyfus Plastics Corporation dated February 10, 2000 (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.29	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank and The Lenders Party Hereto, as Lenders, dated as of June 27, 2003 ($550,000,000 Revolving Facility) (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2003, and incorporated herein by reference).

10.30	Agreement of Limited Partnership of Mont Belvieu Storage Partners, L.P. dated effective January 21, 2003. (Filed as Exhibit 10.53 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2003, and incorporated herein by reference).

10.31	Letter of Agreement Clarifying Rights and Obligations of the Parties Under the Mont Belvieu Storage Partners, L.P., Partnership Agreement and the Mont Belvieu Venture, LLC, LLC Agreement, dated October 25, 2003 (Filed as Exhibit 10.54 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2003, and incorporated herein by reference).

10.32	Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and The Lenders Party Hereto, as Lenders dated as of October 21, 2004 ($600,000,000 Revolving Facility) (Filed as Exhibit 99.1 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of October 21, 2004 and incorporated herein by reference).

10.33+	Texas Eastern Products Pipeline Company Amended and Restated Non-employee Directors Deferred Compensation Plan, effective April 1, 2002 (Filed as Exhibit 10.42 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of December 31, 2004 and incorporated herein by reference).

10.34+	Texas Eastern Products Pipeline Company Second Amended and Restated Non-employee Directors Unit Accumulation Plan, effective January 1, 2004 (Filed as Exhibit 10.41 to From 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of December 31, 2004 and incorporated herein by reference).

10.35	First Amendment to Amended and Restated Credit Agreement, dated as of February 23, 2005, by and among TEPPCO Partners, L.P., the Borrower, several banks and other financial institutions, the Lenders, SunTrust Bank, as the Administrative Agent for the Lenders, Wachovia Bank, National Association, as Syndication Agent, and BNP Paribas, JPMorgan Chase Bank, N.A. and KeyBank, N.A. as Co-Documentation Agents (Filed as Exhibit 99.1 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 24, 2005 and incorporated herein by reference).

10.36+	Supplemental Agreement to Employment Agreement between the Company and Barry R. Pearl dated as of February 23, 2005 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2005 and incorporated herein by reference).

10.37+	Supplemental Form Agreement to Form of Employment Agreement between the Company and John N. Goodpasture, Stephen W. Russell, C. Bruce Shaffer and Barbara A. Carroll dated as of February 23, 2005 (Filed as Exhibit 10.3 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2005 and incorporated herein by reference).

10.38+	Supplemental Form Agreement to Form of Employment and Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth and Leonard W. Mallett dated as of February 23, 2005 (Filed as Exhibit 10.4 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2005 and incorporated herein by reference).

10.39+	Amendments to the TEPPCO Retirement Cash Balance Plan and the TEPPCO Supplemental Benefit Plan dated as of May 27, 2005 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

Exhibit
Number	Description
10.40+	Agreement and Release between Charles H. Leonard and Texas Eastern Products Pipeline Company, LLC dated as of July 11, 2005 (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

10.41	Third Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC and Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated August 15, 2005, but effective as of February 24, 2005 (Filed as Exhibit 99.1 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated August 19, 2005 and incorporated herein by reference).

10.42	Second Amendment to Amended and Restated Credit Agreement, dated as of December 13, 2005, by and among TEPPCO Partners, L.P., the Borrower, several banks and other financial institutions, the Lenders, SunTrust Bank, as the Administrative Agent for the Lenders, Wachovia Bank, National Association, as Syndication Agent, and BNP Paribas, JPMorgan Chase Bank, N.A. and KeyBank, N.A., as Co-Documentation Agents (Filed as Exhibit 99.1 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of December 13, 2005 and incorporated herein by reference).

10.43+	Agreement and Release between Barry R. Pearl and Texas Eastern Products Pipeline Company, LLC dated as of December 30, 2005 (Filed as Exhibit 10.52 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2005 and incorporated herein by reference).

10.44+	Agreement and Release between James C. Ruth and Texas Eastern Products Pipeline Company, LLC dated as of January 25, 2006 (Filed as Exhibit 10.53 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2005 and incorporated herein by reference).

10.45+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan Notice of 2006 Award (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2006 and incorporated herein by reference).

10.46+	Texas Eastern Products Pipeline Company, LLC 2005 Phantom Unit Plan Notice of 2006 Award (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2006 and incorporated herein by reference).

10.47	Third Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2006, by and among TEPPCO Partners, L.P., the Borrower, several banks and other financial institutions, the Lenders, SunTrust Bank, as the Administrative Agent for the Lenders and as the LC Issuing Bank, Wachovia Bank, National Association, as Syndication Agent, and BNP Paribas, JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland Plc, as Co-Documentation Agents (Filed as Exhibit 10.3 to Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of August 3, 2006 and incorporated herein by reference).

10.48	Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated January 30, 2007, but effective as of February 5, 2007 (Filed as Exhibit 10.18 to Current Report on Form 8-K

Exhibit
Number	Description
of Duncan Energy Partners L.P. (Commission File No. 1-33266) filed February 5, 2007 and incorporated herein by reference).

10.49+	Form of Supplemental Agreement to Employment Agreement between Texas Eastern Products Pipeline Company, LLC and assumed by EPCO, Inc., and John N. Goodpasture, Samuel N. Brown and J. Michael Cockrell (Filed as Exhibit 10.62 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

10.50+	Form of Retention Agreement (Filed as Exhibit 10.63 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

10.51	First Amendment to the Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated February 28, 2007 (Filed as Exhibit 10.8 to Form 10-K of Enterprise Products Partners L.P. (Commission File No. 1-14323) for the year ended December 31, 2006 and incorporated herein by reference).

16	Letter from KPMG LLP to the Securities and Exchange Commission dated April 11, 2006 (Filed as Exhibit 16.1 to Current Report on Form 8-K of TE Products Pipeline Company, Limited Partnership (Commission File No. 1-13603) filed April 11, 2006 and incorporated herein by reference).

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Item 13 Disclosure from Parent Partnership Form 10-K.

*	Filed herewith.

**	Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.

+	A management contract or compensation plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ JERRY E. THOMPSON

Date: February 28, 2007		Jerry E. Thompson,
President and Chief Executive Officer of TEPPCO GP, Inc., General Partner

	By:	/s/ WILLIAM G. MANIAS

Date: February 28, 2007		William G. Manias,
Vice President and Chief Financial Officer of TEPPCO GP, Inc., General Partner
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JERRY E. THOMPSON	President and Chief Executive Officer	February 28, 2007

Jerry E. Thompson	of TEPPCO GP, Inc.
(Principal Executive Officer)

/s/ WILLIAM G. MANIAS	Vice President, Chief Financial Officer and	February 28, 2007

William G. Manias	Director of TEPPCO GP, Inc.
(Principal Financial and Accounting Officer)

/s/ PATRICIA A. TOTTEN	Director of TEPPCO GP, Inc.	February 28, 2007

Patricia A. Totten

CONSOLIDATED FINANCIAL STATEMENTS
OF TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
TE Products Pipeline Company, Limited Partnership:
     We have audited the accompanying consolidated balance sheet of TE Products Pipeline Company, Limited Partnership (the “Partnership”) as of December 31, 2006, and the related consolidated statements of income, consolidated cash flows and consolidated partners’ capital for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TE Products Pipeline Company, Limited Partnership as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Houston, Texas
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
TE Products Pipeline Company, Limited Partnership:
     We have audited the accompanying consolidated balance sheet of TE Products Pipeline Company, Limited Partnership and subsidiaries as of December 31, 2005, and the related consolidated statements of income, partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TE Products Pipeline Company, Limited Partnership and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Houston, Texas
February 28, 2006

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, trade (net of allowance for doubtful accounts of $0 and $45)	26,771	26,338
Accounts receivable, related parties	56,579	2,182
Inventories	12,729	16,449
Other	7,318	14,911

Total current assets	103,397	59,880

Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $377,733 and $340,562)	860,617	808,761
Equity investments	148,316	157,335
Goodwill and other intangible assets	3,927	1,001
Other assets	21,813	15,565

Total assets	$1,138,070	$1,042,542

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$8,984	$13,540
Accounts payable, related parties	6,679	19,973
Accrued interest	16,509	16,151
Other accrued taxes	5,355	7,524
Other	12,057	7,220

Total current liabilities	49,584	64,408

Senior notes	387,339	389,048
Note payable, Parent Partnership	240,845	206,906
Other liabilities and deferred credits	16,402	14,500
Commitments and contingencies
Partners’ capital:
General partner’s interest	4	4
Limited partner’s interest	443,896	367,676

Total partners’ capital	443,900	367,680

Total liabilities and partners’ capital	$1,138,070	$1,042,542

See Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in thousands)

	For Year Ended December 31,
	2006	2005	2004
Operating revenues:
Sales of petroleum products	$5,800	$—	$—
Transportation — Refined products	152,552	144,552	148,166
Transportation — LPGs	89,315	96,297	87,050
Other	51,695	41,780	39,542

Total operating revenues	299,362	282,629	274,758

Costs and expenses:
Purchases of petroleum products	5,526	—	—
Operating expense	105,535	97,973	107,613
Operating fuel and power	38,215	32,346	31,588
General and administrative	17,085	17,653	16,883
Depreciation and amortization	40,334	38,323	42,207
Taxes — other than income taxes	8,426	11,087	8,910
Gains on sales of assets	(4,223)	(139)	(526)

Total costs and expenses	210,898	197,243	206,675

Operating income	88,464	85,386	68,083

Other income (expense):
Interest expense — net	(34,105)	(30,958)	(28,843)
Equity losses	(8,018)	(2,984)	(6,544)
Interest income	998	477	309
Other income — net	473	278	478

Net income	$47,812	$52,199	$33,483

See Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in thousands)

	For Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$47,812	$52,199	$33,483
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,334	38,323	42,207
Losses in equity investments	8,018	2,984	6,544
Distributions from equity investments	12,922	12,431	10,313
Non-cash portion of interest expense	529	513	30
Gains on sales of assets	(4,223)	(139)	(526)
Net effect of changes in operating accounts	(71,049)	(63,468)	40,843

Net cash provided by operating activities	34,343	42,843	132,894

Investing activities:
Proceeds from sales of assets	10,046	—	594
Purchase of assets	(20,473)	(68,969)	(1,962)
Investment in Centennial Pipeline LLC	(2,500)	—	(1,500)
Investment in Mont Belvieu Storage Partners, L.P.	(4,767)	(4,233)	(21,358)
Cash paid for linefill on assets owned	(4,270)	—	—
Capital expenditures	(75,293)	(58,235)	(81,261)

Net cash used in investing activities	(97,257)	(131,437)	(105,487)

Financing activities:
Proceeds from note payable, Parent Partnership	140,052	169,708	126,383
Repayment of note payable, Parent Partnership	(105,546)	(263,978)	(36,011)
Equity contribution — Parent Partnership	100,496	294,794	—
Distributions paid	(72,088)	(111,930)	(117,967)

Net cash provided by (used in) financing activities	62,914	88,594	(27,595)

Net decrease in cash and cash equivalents	—	—	(188)

Cash and cash equivalents, January 1	—	—	188

Cash and cash equivalents, December 31	$—	$—	$—

See Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Dollars in thousands)

	General	Limited
	Partner’s	Partner’s
	Interest	Interest	Total
Balance, December 31, 2003	$2	$217,053	$217,055
2004 net income allocation	1	33,482	33,483
2004 cash distributions	(1)	(117,966)	(117,967)
Other	—	46	46

Balance, December 31, 2004	2	132,615	132,617
2005 net income allocation	1	52,198	52,199
2005 cash distributions	(1)	(111,929)	(111,930)
Capital contributions	2	294,792	294,794

Balance, December 31, 2005	4	367,676	367,680
2006 net income allocation	1	47,811	47,812
2006 cash distributions	(1)	(72,087)	(72,088)
Capital contributions	—	100,496	100,496

Balance, December 31, 2006	$4	$443,896	$443,900

See Notes to Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. PARTNERSHIP ORGANIZATION
     TE Products Pipeline Company, Limited Partnership (the “Partnership”), a Delaware limited partnership, was formed in March 1990. TEPPCO Partners, L.P. (the “Parent Partnership”) owns a 99.999% interest in us as the sole limited partner. TEPPCO GP, Inc. (the “General Partner”), a wholly owned subsidiary of the Parent Partnership, holds a 0.001% general partner interest in us. Texas Eastern Products Pipeline Company, LLC (the “Company”), a Delaware limited liability company, serves as the general partner of our Parent Partnership. As used in this Report, “we,” “us,” and “our” means TE Products Pipeline Company, Limited Partnership and, where the context requires, include our subsidiaries.
     Through February 23, 2005, the Company was an indirect wholly owned subsidiary of DCP Midstream Partners, L.P. (formerly Duke Energy Field Services, LLC ((“DEFS”)), a joint venture between Duke Energy Corporation (“Duke Energy”) and ConocoPhillips. Duke Energy held an interest of approximately 70% in DEFS, and ConocoPhillips held the remaining interest of approximately 30%. On February 24, 2005, the Company was acquired by DFI GP Holdings L.P. (“DFI”), an affiliate of EPCO, Inc. (“EPCO”), a privately held company controlled by Dan L. Duncan, for approximately $1.1 billion. Mr. Duncan and his affiliates, including EPCO and Dan Duncan LLC, privately held companies controlled by him, control us, our Parent Partnership, our General Partner and Enterprise Products Partners, L.P. (“Enterprise”). As a result of the transaction, DFI owns and controls the 2% general partner interest in our Parent Partnership and has the right to receive the incentive distribution rights associated with the general partner interest in our Parent Partnership.
     Our General Partner has all management powers over the business and affairs of our partnership under the terms of the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership (the “Partnership Agreement”). All of our management, administrative and operating functions are performed by employees of EPCO, pursuant to an amended and restated administrative services agreement (“ASA”) to which we and our General Partner are parties, which was originally entered into as a result of the change in ownership of the Company on February 24, 2005. We reimburse EPCO for the allocated costs of its employees who perform operating, management and other administrative functions for us.
     We own 100% of the member interests in TEPPCO Interests, LLC (“TEPPCO Interests”), a Delaware limited liability company, a 99.999% interest in TEPPCO Terminals Company, L.P. (“TEPPCO Terminals”), a Delaware limited partnership, as the sole limited partner and 100% of the member interests in TEPPCO Terminaling and Marketing Company LLC (“TTMC”), a Delaware limited liability company.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following chart illustrates our organizational structure as of December 31, 2006:
     Our Parent Partnership has historically made capital contributions, loans or otherwise provided liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so. At December 31, 2006, our Parent Partnership had $201.3 million in available borrowing capacity under its revolving credit facility.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     We adhere to the following significant accounting policies in the preparation of our consolidated financial statements.
Allowance for Doubtful Accounts
     We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. Collectibility is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method. Our procedure for recording an allowance for doubtful accounts is based on (i) our historical experience, (ii) the financial stability of our customers and (iii) the levels of credit granted to customers. In addition, we may also increase the allowance account in response to specific identification

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of customers involved in bankruptcy proceedings and those experiencing other financial difficulties. We routinely review our estimates in this area to ensure that we have recorded sufficient reserves to cover potential losses. The following table presents the activity of our allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004:

	For Year Ended December 31,
	2006	2005	2004
Balance at beginning of period	$45	$56	$374
Deductions and other	(45)	(11)	(318)

Balance at end of period	$—	$45	$56

Asset Retirement Obligations
     Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result from its acquisition, construction, development and/or normal operation. We record a liability for AROs when incurred and capitalize an increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over its useful life. We will either settle our ARO obligations at the recorded amount or incur a gain or loss upon settlement.
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
     We have determined that we are obligated by contractual or regulatory requirements to remove certain facilities or perform other remediation upon retirement of our assets. However, we are not able to reasonably determine the fair value of the AROs for our trunk, interstate and gathering pipelines and our surface facilities, since future dismantlement and removal dates are indeterminate. During 2006, we recorded $0.3 million of expense, included in depreciation and amortization expense, related to the structural restoration work to be completed on leased office space that is required upon our anticipated office lease termination. Additionally, we have recorded a $0.5 million liability, which represents the fair value of this conditional ARO. During 2006, we assigned probabilities for settlement dates and settlement methods for use in an expected present value measurement of fair value and recorded a conditional ARO.
     We will record AROs in the period in which more information becomes available for us to reasonably estimate the settlement dates of the retirement obligations. The adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, (“FIN 47”) did not have an effect on our financial position, results of operations or cash flows.
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

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Segments
     We operate and report in one business segment: transportation, marketing and storage of refined products, liquefied petroleum gases (“LPGs”) and petrochemicals. Our interstate transportation operations, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission (“FERC”). We refer to refined products, LPGs and petrochemicals in this Report, collectively, as “petroleum products” or “products.”
Cash and Cash Equivalents
     Cash equivalents are defined as all highly marketable securities with maturities of three months or less when purchased. The carrying value of cash equivalents approximates fair value because of the short-term nature of these investments. Our Statements of Consolidated Cash Flows are prepared using the indirect method.
Capitalization of Interest
     We capitalize interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds was 6.25%, 5.5% and 5.12% for the years ended December 31, 2006, 2005 and 2004, respectively. During the years ended December 31, 2006, 2005 and 2004, the amount of interest capitalized was $5.0 million, $3.0 million and $1.7 million, respectively.
Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income requires certain items such as foreign currency translation adjustments, gains or losses associated with pension or other postretirement benefits, prior service costs or credits associated with pension or other postretirement benefits, transition assets or obligations associated with pension or other postretirement benefits and unrealized gains and losses on certain investments in debt and equity securities to be reported in a financial statement. For the years ended December 31, 2006, 2005, and 2004, our comprehensive income equaled our reported net income.
Contingencies
     Certain conditions may exist as of the date our financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur. Our management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise in judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in proceedings, our legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
     If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.
     Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar Amounts
     Except as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
Environmental Expenditures
     We accrue for environmental costs that relate to existing conditions caused by past operations, including conditions with assets we have acquired. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as damages and other costs, when estimable. We monitor the balance of accrued undiscounted environmental liabilities on a regular basis. We record liabilities for environmental costs at a specific site when our liability for such costs is probable and a reasonable estimate of the associated costs can be made. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of our ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation alternatives available and the evolving nature of environmental laws and regulations.
     The following table presents the activity of our environmental reserve for the years ended December 31, 2006, 2005 and 2004:

	For Year Ended December 31,
	2006	2005	2004
Balance at beginning of period	$1,165	$1,428	$1,693
Charges to expense	1,422	1,860	745
Deductions and other	(1,836)	(2,123)	(1,010)

Balance at end of period	$751	$1,165	$1,428

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
Fair Value of Current Assets and Current Liabilities
     The carrying amount of cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable and accrued liabilities, other current liabilities and derivatives approximates their fair value due to their short-term nature. The fair values of these financial instruments are represented in our consolidated balance sheets.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill
     Goodwill represents the excess of purchase price over fair value of net assets acquired. Our goodwill amount is assessed for impairment (i) on an annual basis during the fourth quarter of each year or (ii) on an interim basis when impairment indicators are present. If such indicators are present (e.g., loss of a significant customer, economic obsolescence of plant assets, etc.), the fair value of the reporting unit to which the goodwill is assigned will be calculated and compared to its book value.
     If the fair value of the reporting unit exceeds its book value, the goodwill amount is not considered to be impaired and no impairment charge is required. If the fair value of the reporting unit is less than its book value, a charge to earnings is recorded to adjust the carrying value of the goodwill to its implied fair value. We have not recognized any impairment losses related to our goodwill for any of the periods presented (see Note 12 for a further discussion of our goodwill).
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
Intangible Assets and Excess Investment
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
Inventories
     Inventories consist primarily of petroleum products which are valued at the lower of cost (weighted average cost method) or market. We acquire and dispose of various products under exchange agreements. Receivables and payables arising from these transactions are usually satisfied with products rather than cash. The net balances of exchange receivables and payables are valued at weighted average cost and included in inventories. Inventories of materials and supplies, used for ongoing replacements and expansions, are carried at cost.
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
     We evaluate impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.
Revenue Recognition
     Our revenues are earned from transportation, marketing and storage of refined products and LPGs, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. Transportation revenues are recognized as products are delivered to customers. Storage revenues are recognized upon receipt of products into storage and upon performance of storage services. Terminaling revenues are recognized as products are out-loaded. Revenues from the sale of product inventory are recognized when the products are sold. Our refined products marketing activities generate revenues by purchasing refined products from our throughput partner and establishing a margin by selling refined products for physical delivery through spot sales at the Aberdeen truck rack to independent wholesalers and retailers of refined products. These purchases and sales are generally contracted to occur on the same day.
Unit Option Plan and Unit Purchase Plan
     At a special meeting of its unitholders on December 8, 2006, the Parent Partnership’s unitholders approved the EPCO, Inc. 2006 TPP Long-Term Incentive Plan, which provides for awards of the Parent Partnership’s limited partner units and other rights to its non-employee directors and to employees of EPCO and its affiliates providing services to the Parent Partnership. Awards under this plan may be granted in the form of restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. Additionally, the Parent Partnership’s unitholders approved the EPCO, Inc. TPP Employee Unit Purchase Plan, which provides for discounted purchases of our Parent Partnership’s limited partner units by employees of EPCO and its affiliates. Generally, any employee who (1) has been employed by EPCO or any of its designated affiliates for three consecutive months, (2) is a regular, active and full time employee and (3) is scheduled to work at least 30 hours per week is eligible to participate in this plan, provided that employees covered by collective bargaining agreements (unless otherwise specified therein) and 5% owners of the Parent Partnership, EPCO or any affiliate are not eligible to participate (see Note 4).
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
     For derivative instruments designated as fair value hedges, changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings with the change in fair value of the derivative and hedged asset or liability reflected on the balance sheet. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair value hedge or a cash flow hedge is reported immediately in earnings.
     According to SFAS 133, as amended, we are required to discontinue hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or the derivative is de-designated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
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

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3. RECENT ACCOUNTING DEVELOPMENTS
     In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at fair value. SFAS 123(R) became effective of public companies for annual periods beginning after June 15, 2005. Accordingly, our Parent Partnership adopted SFAS 123(R) in the first quarter of 2006, under the modified prospective transition method. Our Parent Partnership’s 1999 Phantom Unit Retention Plan and its 2005 Phantom Unit Plan are liability awards under the provisions of SFAS 123 (R). We are allocated a portion of the expense related to our Parent Partnership’s compensation plans. No additional compensation expense has been recorded in connection with the adoption of SFAS 123(R) as our Parent Partnership has historically recorded the associated liabilities at fair value. The adoption of SFAS 123(R) did not have a material effect on our financial position, results of operations or cash flows.
     In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus in EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, to provide guidance on how general partners in a limited partnership should determine whether they control a limited partnership and therefore should consolidate it. The EITF agreed that the presumption of general partner control would be overcome only when the limited partners have either of two types of rights. The first type, referred to as “kick-out rights,” is the right to dissolve or liquidate the partnership or otherwise remove the general partner without cause. The second type, referred to as “participating rights”, is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of FASB ratification (June 29, 2005). For existing limited partnerships that have not been modified, the guidance in EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 did not have a material effect on our financial position, results of operations or cash flows.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”). FIN 48 provides that the tax effects of an uncertain tax position should be recognized in a company’s financial statements if the position taken by the entity is more likely than not sustainable if it were to be examined by an appropriate taxing authority, based on technical merit. After determining if a tax position meets such criteria, the amount of benefit to be recognized should be the largest amount of benefit that has more than a 50% chance of being realized upon settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and we were required to adopt FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material effect on our financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after December 15, 2007, and we are required to adopt SFAS 157 as of January 1, 2008. We believe that the adoption of SFAS 157 will not have a material effect on our financial position, results of operations or cash flows.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB 108 allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Additionally, the nature and amount of each individual error being corrected through the cumulative-effect adjustment, when and how each error arose, and the fact that the errors had previously been considered immaterial is required to be disclosed. We are required to adopt SAB 108 for our current fiscal year ending December 31, 2006. The adoption of SAB 108 did not have a material effect on our financial position, results of operations or cash flows.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the over-funded or under-funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, SFAS 158 eliminates the use of a measurement date that is different than the date of the employer’s year-end financial statements. SFAS 158 requires an employer to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to recognize the funded status and to provide the required disclosures is effective for fiscal years ending after December 15, 2006. Accordingly, we adopted SFAS 158 in the fourth quarter 2006. The adoption of SFAS 158 did not have a material effect on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 159 on our financial statements. We do not believe the adoption of SFAS 159 will have a material effect on our financial position, results of operations or cash flows.
NOTE 4. ACCOUNTING FOR EQUITY AWARDS
1994 Long Term Incentive Plan
     During 1994, the Company adopted the Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan (“1994 LTIP”). The 1994 LTIP provided certain key employees with an incentive award whereby the participant was granted an option to purchase Limited Partner Units of the Parent Partnership (“Parent LPUs”). These same employees were also granted a stipulated number of Performance Units, the cash value of which could have been used to pay for the exercise of the respective Parent LPU options awarded. Under the provisions of the 1994 LTIP, no more than one million options and two million Performance Units could have been granted.
     According to the plan provisions, when our Parent Partnership’s calendar year earnings per limited partner unit (exclusive of certain special items) exceeded a stated threshold, each participant received a credit to their respective Performance Unit account equal to the earnings per limited partner unit excess multiplied by the number of Performance Units awarded. The balance in the Performance Unit account may be used to offset the cost of exercising Parent LPU options granted in connection with the Performance Units or could have been used to offset the cost of exercising Unit options granted in connection with the Performance Units or could have been withdrawn two years after the underlying options expire, usually 10 years from the date of grant. Any unused balance previously credited was forfeited upon termination. The Parent Partnership accrued compensation expense for the Performance Units awarded annually based upon the terms of the plan discussed above. We were allocated a portion of the compensation expense (see Note 2). Under the agreement for such Parent LPU options, the options become exercisable in equal installments over periods of one, two, and three years from the date of the grant.
     At December 31, 2006, all options have been fully exercised. Our Parent Partnership has not granted options for any periods presented, and has no accrued liability balances remaining for its Performance Unit accounts. The 1994 LTIP was terminated effective as of June 19, 2006.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1999 and 2002 Phantom Unit Retention Plans
     Effective January 1, 1999 and June 1, 2002, the Company adopted the Texas Eastern Products Pipeline Company, LLC 1999 Phantom Unit Retention Plan (“1999 Plan”) and the Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan (“2002 PURP”), respectively. The 1999 Plan and the 2002 PURP provide key employees with incentive awards whereby a participant is granted phantom units. These phantom units are automatically redeemed for cash based on the vested portion of the fair market value of the phantom units at stated redemption dates. The fair market value of each phantom unit is equal to the closing price of a Parent LPU as reported on the New York Stock Exchange (“NYSE”) on the redemption date.
     Under the agreement for the phantom units, each participant vests the number of phantom units initially granted under his or her award according to the terms agreed upon at the grant date. Each participant is required to redeem their phantom units as they vest. Each participant is also entitled to quarterly cash distributions equal to the product of the number of phantom units outstanding for the participant and the amount of the cash distribution that the Parent Partnership paid per limited partner unit to Parent LPU unitholders.
     The Parent Partnership accrues compensation expense annually based upon the terms of the 1999 Plan and 2002 PURP discussed above. We are allocated a portion of the compensation expense (see Note 2). Due to the change in ownership of the Company on February 24, 2005 (see Note 1), all phantom units outstanding at February 24, 2005, under both the 1999 Plan and the 2002 PURP fully vested and were redeemed by participants in 2005. As such, there were no outstanding phantom units under either the 1999 Plan or the 2002 PURP at December 31, 2005. During 2006, a total of 44,600 phantom units were granted under the 1999 Plan and remain outstanding at December 31, 2006. At December 31, 2006, our Parent Partnership had an accrued liability balance of $0.8 million for compensation related to the 1999 Plan. No amounts were outstanding and no liabilities remained at December 31, 2006 for the 2002 PURP.
2000 Long Term Incentive Plan
     Effective January 1, 2000, the Company established the Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan (“2000 LTIP”) to provide key employees incentives to achieve improvements in the Parent Partnership’s financial performance. Generally, upon the close of a three-year performance period, if the participant is then still an employee of EPCO, the participant will receive a cash payment in an amount equal to (1) the applicable performance percentage specified in the award multiplied by (2) the number of phantom units granted under the award multiplied by (3) the average of the closing prices of a Parent LPU over the ten consecutive trading days immediately preceding the last day of the performance period. Generally, a participant’s performance percentage is based upon the improvement of our Parent Partnership’s Economic Value Added (as defined below) during a three-year performance period over the Economic Value Added during the three-year period immediately preceding the performance period. If a participant incurs a separation from service during the performance period due to death, disability or retirement (as such terms are defined in the 2000 LTIP), the participant will be entitled to receive a cash payment in an amount equal to the amount computed as described above multiplied by a fraction, the numerator of which is the number of days that have elapsed during the performance period prior to the participant’s separation from service and the denominator of which is the number of days in the performance period.
     At December 31, 2006, phantom units outstanding under the 2000 LTIP were 11,300 and 8,400 for awards granted for the years ended December 31, 2006 and 2005, respectively. At December 31, 2005, there were 23,400 phantom units outstanding for awards granted for the plan year ended December 31, 2005. All phantom units for awards granted under the 2003 and 2004 plan years became fully vested and were paid out to participants in 2005, in accordance with plan provisions as a result of the change in ownership of the Company on February 24, 2005.
     Economic Value Added means our Parent Partnership is average annual EBITDA for the performance period minus the product of our Parent Partnership’s average asset base and cost of capital for the performance

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period. EBITDA means our Parent Partnership’s earnings before net interest expense, other income — net, depreciation and amortization and its proportional interest in EBITDA of its joint ventures as presented in its consolidated financial statements prepared in accordance with generally accepted accounting principles, except that at his discretion the Chief Executive Officer (“CEO”) of the Company may exclude gains or losses from extraordinary, unusual or non-recurring items. Average asset base means the quarterly average, during the performance period, of our Parent Partnership’s gross value of property, plant and equipment, plus products and crude oil operating oil supply and the gross value of intangibles and equity investments. Our Parent Partnership’s cost of capital is approved by its CEO at the date of award grant.
     In addition to the payment described above, during the performance period, the Company will pay to the participant the amount of cash distributions that the Parent Partnership would have paid to its unitholders had the participant been the owner of the number of Parent LPUs equal to the number of phantom units granted to the participant under this award. The Parent Partnership accrues compensation expense annually based upon the terms of the 2000 LTIP discussed above. We are allocated a portion of the compensation expense (see Note 2). At December 31, 2006 and 2005, our Parent Partnership had an accrued liability balance of $0.6 million and $0.7 million, respectively, for compensation related to the 2000 LTIP.
2005 Phantom Unit Plan
     Effective January 1, 2005, the Company adopted the Texas Eastern Products Pipeline Company, LLC 2005 Phantom Unit Plan (“2005 Phantom Unit Plan”) to provide key employees incentives to achieve improvements in the Parent Partnership’s financial performance. Generally, upon the close of a three-year performance period, if the participant is then still an employee of EPCO, the participant will receive a cash payment in an amount equal to (1) the grantee’s vested percentage multiplied by (2) the number of phantom units granted under the award multiplied by (3) the average of the closing prices of a Parent LPU over the ten consecutive trading days immediately preceding the last day of the performance period. Generally, a participant’s vested percentage is based upon the improvement of the Parent Partnership’s EBITDA (as defined below) during a three-year performance period over the target EBITDA as defined at the beginning of each year during the three-year performance period. EBITDA means our Parent Partnership’s earnings before minority interest, net interest expense, other income — net, income taxes, depreciation and amortization and its proportional interest in EBITDA of its joint ventures as presented in its consolidated financial statements prepared in accordance with generally accepted accounting principles, except that at his discretion, our Parent Partnership’s CEO may exclude gains or losses from extraordinary, unusual or non-recurring items. At December 31, 2006, phantom units outstanding for awards granted for the years ended December 31, 2006 and 2005, were 44,200 and 44,000, respectively. At December 31, 2005, phantom units outstanding for awards granted for the plan year ended December 31, 2005, were 53,600.
     In addition to the payment described above, during the performance period, the Company will pay to the participant the amount of cash distributions that the Parent Partnership would have paid to its unitholders had the participant been the owner of the number of Parent LPUs equal to the number of phantom units granted to the participant under this award. The Parent Partnership accrues compensation expense annually based upon the terms of the 2005 Phantom Unit Plan discussed above. We are allocated a portion of the compensation expense (see Note 2). At December 31, 2006 and 2005, our Parent Partnership had an accrued liability balance of $1.6 million and $0.7 million, respectively, for compensation related to the 2005 Phantom Unit Plan.
EPCO, Inc. 2006 TPP Long-Term Incentive Plan
     At a special meeting of its unitholders on December 8, 2006, the Parent Partnership’s unitholders approved the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (“2006 LTIP”), which provides for awards of the Parent Partnership’s limited partner units and other rights to its non-employee directors and to employees of EPCO and its affiliates providing services to the Parent Partnership. Awards under the 2006 LTIP may be granted in the form of restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The exercise

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
price of limited partner unit options or unit appreciation rights awarded to participants will be determined by the Audit and Conflicts Committee of the Board of Directors of the Company (“AC Committee”) (at its discretion) at the date of grant and may be no less than the fair market value of the option award as of the date of grant. The 2006 LTIP will be administered by the AC Committee. Subject to adjustment as provided in the 2006 LTIP, awards with respect to up to an aggregate of 5,000,000 limited partner units may be granted under the 2006 LTIP. As of December 31, 2006, no awards had been granted under the 2006 LTIP. The Parent Partnership will reimburse EPCO for the costs allocable to any future 2006 LTIP awards made to employees who work in its business. We expect to be allocated a portion of these costs.
     The 2006 LTIP may be amended or terminated at any time by the board of directors of EPCO, which is the indirect parent company of the Company, or the AC Committee; however, any material amendment, such as a material increase in the number of limited partner units available under the plan or a change in the types of awards available under the plan, would require the approval of at least 50% of the Parent Partnership’s unitholders. The AC Committee is also authorized to make adjustments in the terms and conditions of, and the criteria included in awards under the 2006 LTIP in specified circumstances. The 2006 LTIP is effective until December 8, 2016 or, if earlier, the time which all available units under the 2006 LTIP have been delivered to participants or the time of termination of the 2006 LTIP by EPCO or the AC Committee.
EPCO, Inc. TPP Employee Unit Purchase Plan
     At a special meeting of its unitholders on December 8, 2006, the Parent Partnership’s unitholders approved the EPCO, Inc. TPP Employee Unit Purchase Plan (the “Unit Purchase Plan”), which provides for discounted purchases of our Parent Partnership’s limited partner units by employees of EPCO and its affiliates. Generally, any employee who (1) has been employed by EPCO or any of its designated affiliates for three consecutive months, (2) is a regular, active and full time employee and (3) is scheduled to work at least 30 hours per week is eligible to participate in the Unit Purchase Plan, provided that employees covered by collective bargaining agreements (unless otherwise specified therein) and 5% owners of the Parent Partnership, EPCO or any affiliate are not eligible to participate.
     A maximum of 1,000,000 limited partner units may be delivered under the Unit Purchase Plan (subject to adjustment as provided in the plan). Limited partner units to be delivered under the plan may be acquired by the custodian of the plan in the open market or directly from us, EPCO, any of EPCO’s affiliates or any other person; however, it is generally intended that limited partner units are to be acquired from the Parent Partnership. Eligible employees may elect to have a designated whole percentage (ranging from 1% to 10%) of their eligible compensation for each pay period withheld for the purchase of limited partner units under the plan. EPCO and its affiliated employers will periodically remit to the custodian the withheld amounts, together with an additional amount by which EPCO will bear approximately 10% of the cost of the limited partner units for the benefit of the participants. Limited partner unit purchases will be made following three month purchase periods over which the withheld amounts are to be accumulated. The Parent Partnership will reimburse EPCO for all such costs allocated to employees who work in its business. We expect to be allocated a portion of these costs.
     The plan will be administered by a committee appointed by the Chairman or Vice Chairman of EPCO. The Unit Purchase Plan may be amended or terminated at any time by the board of directors of EPCO, or the Chairman of the Board or Vice Chairman of the Board of EPCO; however, any material amendment, such as a material increase in the number of limited partner unit available under the plan or an increase in the employee discount amount, would also require the approval of at least 50% of the Parent Partnership’s unitholders. The Unit Purchase Plan is effective until December 8, 2016, or, if earlier, at the time that all available limited partner units under the plan have been purchased on behalf of the participants or the time of termination of the plan by EPCO or the Chairman or Vice Chairman of EPCO. As of December 31, 2006, no purchase period has begun and no limited partner units had been purchased under this plan.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 5. EMPLOYEE BENEFIT PLANS
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
     On May 27, 2005, the TEPPCO RCBP and the TEPPCO SBP were amended. Effective May 31, 2005, participation in the TEPPCO RCBP was frozen, and no new participants were eligible to be covered by the plan after that date. Effective June 1, 2005, EPCO adopted the TEPPCO RCBP and the TEPPCO SBP for the benefit of its employees providing services to us. Effective December 31, 2005, all plan benefits accrued were frozen, participants received no additional pay credits after that date, and all plan participants were 100% vested regardless of their years of service. The TEPPCO RCBP plan was terminated effective December 31, 2005, and plan participants had the option to receive their benefits either through a lump sum payment in 2006 or through an annuity. In April 2006, the Parent Partnership received a determination letter from the IRS providing IRS approval of the plan termination. For those plan participants who elected to receive an annuity, our Parent Partnership will purchase an annuity contract from an insurance company in which the plan participant owns the annuity, absolving our Parent Partnership of any future obligation to the participant. Participants in the TEPPCO SBP received pay credits through November 30, 2005, and received lump sum benefit payments in December 2005. Both the TEPPCO RCBP and TEPPCO SBP benefit payments are discussed below.
     In June 2005, the Parent Partnership recorded a curtailment charge of $0.1 million in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, as a result of the TEPPCO RCBP and TEPPCO SBP amendments. A portion of the charge was allocated to us. As of May 31, 2005, the following assumptions were changed for purposes of determining the net periodic benefit costs for the remainder of 2005: the discount rate, the long-term rate of return on plan assets, and the assumed mortality table. The discount rate was decreased from 5.75% to 5.00% to reflect rates of returns on bonds currently available to settle the liability. The expected long-term rate of return on plan assets was changed from 8% to 2% due to the movement of plan funds from equity investments into short-term money market funds. The mortality table was changed to reflect overall improvements in mortality experienced by the general population. The curtailment charge arose due to the accelerated recognition of the unrecognized prior service costs. The Parent Partnership recorded additional settlement charges of approximately $0.2 million in the fourth quarter of 2005 relating to the TEPPCO SBP. The Parent Partnership recorded additional settlement charges of approximately $3.5 million during the fourth quarter of 2006 relating to the TEPPCO RCBP for any existing unrecognized losses upon the plan termination and final distribution of the assets to the plan participants. We were allocated a portion of these charges. At December 31, 2006, $1.3 million of the TEPPCO RCBP plan assets have not been distributed to plan participants.
     The components of net pension benefits costs allocated to us for the TEPPCO RCBP and the TEPPCO SBP for the years ended December 31, 2006, 2005 and 2004, were as follows:

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For Year Ended December 31,
	2006	2005	2004
Service cost benefit earned during the year	$—	$2,817	$2,384
Interest cost on projected benefit obligation	590	629	491
Expected return on plan assets	(280)	(467)	(621)
Amortization of prior service cost	—	5	7
Recognized net actuarial loss	83	86	40
SFAS 88 curtailment charge	—	39	—
SFAS 88 settlement charge	2,342	160	—

Net pension benefits costs	$2,735	$3,269	$2,301

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
     In May 2005, benefits provided to employees under the TEPPCO OPB were changed. Employees eligible for these benefits received them through December 31, 2005, however, effective December 31, 2005, these benefits were terminated. As a result of this change in benefits and in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, the Parent Partnership recorded a curtailment credit of approximately $1.7 million in its accumulated postretirement obligation, which reduced the Parent Partnership’s accumulated postretirement obligation to the total of the expected remaining 2005 payments under the TEPPCO OPB. The employees participating in this plan at the time were transferred to DEFS, who is expected to provide postretirement benefits to these retirees. Our Parent Partnership recorded a one-time settlement to DEFS in the third quarter of 2005 of $0.4 million for the remaining postretirement benefits. A portion of these charges was allocated to us.
     The components of net postretirement benefits cost allocated to us for the TEPPCO OPB for the years ended December 31, 2006, 2005 and 2004, were as follows:

	For Year Ended December 31,
	2006	2005	2004
Service cost benefit earned during the year	$—	$49	$102
Interest cost on accumulated postretirement benefit obligation	—	57	129
Amortization of prior service cost	—	47	112
Recognized net actuarial loss	—	3	1
Curtailment charge	—	(1,318)	—
Settlement charge	—	(3)	—

Net postretirement benefits costs	$—	$(1,165)	$344

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
     The weighted average assumptions used to determine benefit obligations for the retirement plans and other postretirement benefit plans at December 31, 2006 and 2005, were as follows:

			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
Discount rate	4.73%	4.59%	—	5.75%
Increase in compensation levels	—	—	—	—
     The weighted average assumptions used to determine net periodic benefit cost for the retirement plans and other postretirement benefit plans for the years ended December 31, 2006 and 2005, were as follows:

			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
Discount rate (1)	4.59%	5.75%/5.00%	—	5.75%/5.00%
Increase in compensation levels	—	5.00%	—	—
Expected long-term rate of return on plan assets (2)	2.00%	8.00%/2.00%	—	—

(1)	Expense was remeasured on May 31, 2005, as a result of TEPPCO RCBP and TEPPCO SBP amendments. The discount rate was decreased from 5.75% to 5% effective June 1, 2005, to reflect rates of returns on bonds currently available to settle the liability.

(2)	As a result of TEPPCO RCBP and TEPPCO SBP amendments, the expected return on assets was changed from 8% to 2% due to the movement of plan funds from equity investments into short-term money market funds, effective June 1, 2005.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table sets forth the Parent Partnership’s pension and other postretirement benefits changes in benefit obligation, fair value of plan assets and funded status as of December 31, 2006 and 2005 that was allocated to us:

			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$14,636	$10,803	$—	$2,466
Service cost	—	2,817	—	49
Interest cost	590	629	—	57
Actuarial loss	61	1,672	—	371
Retiree contributions	—	—	—	56
Benefits paid	(14,983)	(657)	—	(71)
Impact of curtailment	—	(628)	—	(2,928)

Benefit obligation at end of year	$304	$14,636	$—	$—

Change in plan assets
Fair value of plan assets at beginning of year	$15,662	$10,415	$—	$—
Actual return on plan assets	611	41	—	—
Retiree contributions	—	—	—	56
Employer contributions	—	5,863	—	15
Benefits paid	(14,983)	(657)	—	(71)

Fair value of plan assets at end of year	$1,290	$15,662	$—	$—

Funded status (1)	$986	$1,026	$—	$—

(1)	Our Parent Partnership records the assets and liabilities related to the TEPPCO RCBP. We are allocated a portion of the charges. At December 31, 2006, our Parent Partnership had a noncurrent asset of $0.8 million related to the funded status of the TEPPCO RCBP.
     We estimate the following benefit payments, which reflect expected future service, as appropriate, will be paid:

		Other
	Pension	Postretirement
	Benefits	Benefits
2007	$304	$—
Plan Assets
     At December 31, 2006 and 2005, all plan assets for the retirement plans and other postretirement benefit plans were invested in money market securities. Our Parent Partnership does not expect to make further contributions to its retirement plans and other postretirement benefit plans in 2007.
Other Plans
     DEFS also sponsored an employee savings plan, which covered substantially all employees. Effective February 24, 2005, in conjunction with the change in ownership of the Company, our Parent Partnership’s participation in this plan ended. Plan contributions on behalf of the Company of $0.9 million and $3.5 million were

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized for the period January 1, 2005 through February 23, 2005, and during the year ended December 31, 2004, respectively.
     EPCO maintains a 401(k) plan for the benefit of employees providing services to our Parent Partnership, and our Parent Partnership will continue to reimburse EPCO for the cost of maintaining this plan in accordance with the ASA. A portion of these charges are allocated to us.
NOTE 6. FINANCIAL INSTRUMENT — INTEREST RATE SWAP
     In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of our Senior Notes. Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and receive a fixed rate of interest of 7.51%. During the years ended December 31, 2006, 2005 and 2004, we recognized reductions in interest expense of $1.9 million, $5.6 million and $9.6 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the years ended December 31, 2006, 2005 and 2004, we reviewed the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair values of this interest rate swap were liabilities of approximately $2.6 million and $0.9 million at December 31, 2006 and 2005, respectively.
NOTE 7. INVENTORIES
     Inventories are valued at the lower of cost (based on weighted average cost method) or market. The costs of inventories did not exceed market values at December 31, 2006 and 2005. The major components of inventories were as follows:

	December 31,
	2006	2005
Refined products and LPGs (1) (2)	$7,636	$11,864
Materials and supplies	5,093	4,585

Total	$12,729	$16,449

(1)	Refined products and LPGs inventory is managed on a combined basis.

(2)	At December 31, 2006, we recorded a $1.5 million lower of cost or market adjustment.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 8. OTHER CURRENT ASSETS
     The major components of other current assets for the years ended December 31, 2006 and 2005, were as follows:

	December 31,
	2006	2005
Insurance receivable	$1,426	$5,915
Reimbursable receivables	3,986	5,510
Interest receivable from interest rate swap	576	1,999
Prepaid insurance and other	319	230
Other	1,011	1,257

Total	$7,318	$14,911

NOTE 9. PROPERTY, PLANT AND EQUIPMENT
     Major categories of property, plant and equipment for the years ended December 31, 2006 and 2005, were as follows:

	December 31,
	2006	2005
Land and right of way	$46,084	$44,850
Line pipe and fittings	674,162	676,920
Storage tanks	131,128	120,831
Buildings and improvements	53,094	45,691
Machinery and equipment	196,109	183,461
Construction work in progress	137,773	77,570

Total property, plant and equipment	1,238,350	1,149,323
Less accumulated depreciation and amortization	377,733	340,562

Net property, plant and equipment	$860,617	$808,761

     Depreciation expense, including impairment charges, on property, plant and equipment was $40.0 million, $38.3 million and $42.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. During the fourth quarter of 2004, we wrote off approximately $2.1 million in assets taken out of service to depreciation expense.
     In September 2005, our Todhunter facility, near Middletown, Ohio, experienced a propane release and fire at a dehydration unit within the storage facility. The dehydration unit was destroyed due to the propane release and fire, and as a result, we wrote off the remaining book value of the asset of $0.8 million to depreciation and amortization expense during the third quarter of 2005.
     We evaluate impairment of long-lived assets in accordance with SFAS No. 144. During the third quarter of 2004, we completed an evaluation of our marine terminal facility in the Beaumont, Texas, area. The facility consists primarily of a barge dock, a ship dock, four storage tanks and various segments of connecting pipelines. The evaluation indicated that the docks and other assets at the facility needed extensive work to continue to be commercially operational. As a result, we performed an impairment test on the entire marine facility and recorded a $4.4 million non-cash impairment charge, included in depreciation and amortization expense in our statements of consolidated income, for the excess carrying value over the estimated fair value of the facility.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Asset Retirement Obligations
     During 2006, we recorded $0.3 million of expense, included in depreciation and amortization expense, related to a conditional ARO, and we recorded a $0.5 million liability, which represents the fair value of the conditional ARO related to the structural restoration work to be completed on leased office space that is required upon our anticipated office lease termination. During 2006, we assigned probabilities for settlement dates and settlement methods for use in an expected present value measurement of fair value and recorded a conditional ARO.
     The following table presents information regarding our asset retirement obligations:

Asset retirement obligation liability balance, December 31, 2005	$—
Liabilities recorded	447
Liabilities settled	—
Accretion	22
Revision in estimates	—

Asset retirement obligation liability balance, December 31, 2006	$469

     Property, plant and equipment at December 31, 2006, includes $0.1 million of asset retirement costs capitalized as an increase in the associated long-lived asset. Additionally, based on information currently available, we estimate that accretion expense will approximate $0.1 million for each of the years 2007, 2008, 2009, 2010 and 2011.
NOTE 10. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Centennial
     In August 2000, we entered into agreements with Panhandle Eastern Pipeline Company (“PEPL”), a former subsidiary of CMS Energy Corporation, and Marathon Petroleum Company LLC (“Marathon”) to form Centennial. Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois. Through February 9, 2003, each participant owned a one-third interest in Centennial. On February 10, 2003, we and Marathon each acquired an additional 16.7% interest in Centennial from PEPL for $20.0 million each, increasing our ownership percentages in Centennial to 50% each. During the years ended December 31, 2006, 2005 and 2004, we contributed $2.5 million, $0 and $1.5 million, respectively, to Centennial. We have received no cash distributions from Centennial since its formation.
MB Storage
     On January 1, 2003, we and Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) formed Mont Belvieu Storage Partners, L.P. (“MB Storage”). We and Louis Dreyfus each own a 50% ownership interest in MB Storage. MB Storage owns storage capacity at the Mont Belvieu fractionation and storage complex and a short-haul transportation shuttle system that ties Mont Belvieu, Texas, to the upper Texas Gulf Coast energy marketplace. MB Storage is a service-oriented, fee-based venture serving the fractionation, refining and petrochemical industries with substantial capacity and flexibility for the transportation, terminaling and storage of NGLs, LPGs and refined products. MB Storage has no commodity trading activity. We operate the facilities for MB Storage. Pursuant to a Federal Trade Commission (“FTC”) order and consent agreement, we expect to sell our interest in MB Storage and certain related pipelines during the first quarter of 2007 (see Note 17). Effective January 1, 2003, we contributed property and equipment with a net book value of $67.1 million to MB Storage. Additionally, as of the contribution date, Louis Dreyfus had invested $6.1 million for expansion projects for MB Storage that we were required to reimburse if the original joint development and marketing agreement was terminated by either party. This deferred liability was also contributed and credited to the capital account of Louis Dreyfus in MB Storage.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For the years ended December 31, 2006 and 2005, we received the first $1.7 million per quarter (or $6.78 million on an annual basis) of MB Storage’s income before depreciation expense, as defined in the Agreement of Limited Partnership of MB Storage. For the year ended December 31, 2004, we received the first $1.8 million per quarter (or $7.15 million on an annual basis) of MB Storage’s income before depreciation expense. Our share of MB Storage’s earnings is adjusted annually by the partners of MB Storage. Any amount of MB Storage’s annual income before depreciation expense in excess of $6.78 million for 2006 and 2005 and $7.15 million for 2004 was allocated evenly between us and Louis Dreyfus. Depreciation expense on assets each party originally contributed to MB Storage is allocated between us and Louis Dreyfus based on the net book value of the assets contributed. Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation is allocated evenly between us and Louis Dreyfus. For the years ended December 31, 2006, 2005 and 2004, our sharing ratio in the earnings of MB Storage was approximately 59.4%, 64.2% and 69.4%, respectively. During the years ended December 31, 2006, 2005 and 2004, we received distributions of $12.9 million, $12.4 million and $10.3 million, respectively, from MB Storage. During the years ended December 31, 2006, 2005 and 2004, we contributed $4.8 million, $5.6 million and $21.4 million, respectively, to MB Storage. The 2005 contribution includes a combination of non-cash asset transfers of $1.4 million and cash contributions of $4.2 million. The 2004 contribution includes $16.5 million for the acquisition of storage and pipeline assets in April 2004. The remaining contributions have been for capital expenditures.
Summarized Financial Information for Centennial and MB Storage
     We use the equity method of accounting to account for our investments in Centennial and MB Storage. Summarized combined financial information for Centennial and MB Storage for the years ended December 31, 2006 and 2005, is presented below:

	For Year Ended
	December 31,
	2006	2005
Revenues	$73,124	$74,003
Net income (loss)	(538)	10,213
     Summarized combined balance sheet information for Centennial and MB Storage as of December 31, 2006 and 2005, is presented below:

	December 31,
	2006	2005
Current assets	$36,735	$36,647
Noncurrent assets	359,156	369,679
Current liabilities	30,959	23,621
Long-term debt	150,000	150,000
Noncurrent liabilities	5,971	13,522
Partners’ capital	208,961	219,183

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11. ACQUISITIONS AND DISPOSITIONS
Refined Products Terminal and Truck Rack
     On July 12, 2005, we purchased a refined products terminal and truck loading rack in North Little Rock, Arkansas, for $6.9 million from ExxonMobil Corporation. The assets include three storage tanks and a two-bay truck loading rack. We funded the purchase through borrowings from our Parent Partnership under its revolving credit facility, and we allocated the purchase price to property, plant and equipment and inventory. The terminal serves the central Arkansas refined products market and complements our existing infrastructure in North Little Rock, Arkansas.
Genco Assets
     On July 15, 2005, we acquired from Texas Genco LLC (“Genco”) all of its interests in certain companies that own a 90-mile pipeline system and 5.5 million barrels of storage capacity for $62.1 million. We funded the purchase through borrowings from our Parent Partnership under its revolving credit facility, and we allocated the purchase price to property, plant and equipment. This acquisition was made as part of an expansion of our refined products origin capabilities in the Houston, Texas, and Texas City, Texas, areas. The assets of the purchased companies are being integrated into our origin infrastructure in Texas City and Baytown, Texas. The integration and other system enhancements should be in service by the first quarter of 2007, at an estimated cost of $45.0 million. On October 6, 2006, we sold certain of these assets to an affiliate of Enterprise (see Note 16).
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
Refined Products Terminal
     Effective November 1, 2006, we purchased a refined petroleum product terminal in Aberdeen, Mississippi, for approximately $5.8 million from Mississippi Terminal and Marketing Inc. (“MTMI”). We funded the purchase through borrowings from our Parent Partnership under its revolving credit facility, and we allocated the purchase price primarily to property, plant and equipment, goodwill and intangible assets. We recorded $1.3 million of goodwill in this acquisition. The facility, located along the Tennessee-Tombigbee Waterway system, has storage capacity of 130,000 barrels for gasoline and diesel, which are supplied by barge for delivery to local markets, including Tupelo and Columbus, Mississippi. In connection with this acquisition, we plan to construct a new 500,000-barrel terminal in Boligee, Alabama, at a cost of approximately $20.0 million, on an 80-acre site which we are leasing from the Greene County Industrial Development Board under a 60-year agreement. The Boligee terminal site is located approximately two miles from Colonial Pipeline. The new terminal is expected to begin service during the fourth quarter of 2007.
Cavern Assets
     On December 26, 2006, we purchased assets from Vectren Utility Holdings, Inc. for $4.8 million. The assets consist of one active 170,000 barrel LPG storage cavern, the associated piping and related equipment. These assets are located adjacent to our Todhunter facility near Middleton, Ohio and tie into our existing LPG pipeline. We funded the purchase through borrowings from our Parent Partnership under its revolving credit facility, and we allocated the purchase price primarily to property, plant and equipment.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 12. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
     Goodwill represents the excess of purchase price over fair value of net assets acquired. We account for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets, which was issued by the FASB in July 2001. SFAS 142 prohibits amortization of goodwill, but instead requires testing for impairment at least annually. We test goodwill for impairment annually at December 31.
     To perform an impairment test of goodwill, we determined we have one reporting unit. We calculate the carrying value of the reporting unit, and we then determine the fair value of the reporting unit and compare it to the carrying value of the reporting unit. We will continue to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if an impairment loss has occurred. At December 31, 2006, the recorded value of goodwill was $1.3 million, which was recorded upon the acquisition of MTMI in November 2006.
Other Intangible Assets
     The following table reflects the components of amortized intangible assets, included in goodwill and other intangible assets on the consolidated balance sheets, and excess investment included in equity investments, at December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Transportation agreements	$2,974	$(386)	$1,328	$(326)

Excess investment:
Centennial Pipeline LLC	$33,390	$(16,579)	$33,390	$(12,947)
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
     Amortization expense on intangible assets was $0.1 million for each of the years ended December 31, 2006, 2005 and 2004. Amortization expense on our excess investment included in equity earnings was $3.6 million, $4.1 million and $3.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table sets forth the estimated amortization expense of intangible assets and the estimated amortization expense allocated to equity earnings for the years ending December 31:

	Intangible Assets	Excess Investment
2007	$460	$3,675
2008	185	3,799
2009	185	4,004
2010	185	2,798
2011	185	96
NOTE 13. OTHER CURRENT LIABILITIES
     The major components of other current liabilities for the years ended December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
Inventory payables	$546	$338
Current portion of deferred revenue	1,197	1,177
Capital expenditure accruals	4,395	398
Retainage	818	626
Accruals for regulatory penalties	2,581	1,750
Current portion of FIN 45 obligation	335	500
Other	2,185	2,431

Total	$12,057	$7,220

NOTE 14. DEBT OBLIGATIONS
Senior Notes
     On January 27, 1998, we issued $180.0 million principal amount of 6.45% Senior Notes due 2008, and $210.0 million principal amount of 7.51% Senior Notes due 2028 (collectively the “Senior Notes”). The 6.45% Senior Notes were issued at a discount of $0.3 million and are being accreted to their face value over the term of the notes. The 6.45% Senior Notes due 2008 are not subject to redemption prior to January 15, 2008. The 7.51% Senior Notes due 2028, issued at par, may be redeemed at any time after January 15, 2008, at our option, in whole or in part, at our election at the following redemption prices (expressed in percentages of the principal amount) if redeemed during the twelve months beginning January 15 of the years indicated:

Redemption
Year	Price
2008	103.755%
2009	103.380%
2010	103.004%
2011	102.629%
2012	102.253%
2013	101.878%
2014	101.502%
2015	101.127%
2016	100.751%
2017	100.376%
and thereafter at 100% of the principal amount, together in each case with accrued interest at the redemption date.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank pari passu with all other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants including but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of December 31, 2006, we were in compliance with the covenants of the Senior Notes.
     We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above (see Note 6). The Senior Notes include the fair value of our interest rate swap, which were liabilities of approximately $2.6 million and $0.9 million at December 31, 2006 and 2005, respectively.
     The following table summarizes the estimated fair values of the Senior Notes as of December 31, 2006 and 2005 (in millions):

		Fair Value
	Face	December 31,
	Value	2006	2005
6.45% Senior Notes, due January 2008	$180.0	$181.6	$183.7
7.51% Senior Notes, due January 2028	210.0	221.5	224.1
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
     At December 31, 2006, our Parent Partnership had $490.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.96%. At December 31, 2006, our Parent Partnership was in compliance with the covenants of its Revolving Credit Facility.
     At December 31, 2006 and 2005, we had unsecured intercompany notes payable to our Parent Partnership of $240.8 million and $206.9 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at December 31, 2006, was 6.7%. At December 31, 2006 and 2005, accrued interest includes $3.9 million and $3.5 million, respectively, due to our Parent Partnership. For the years ended December 31, 2006, 2005 and 2004, interest costs incurred on the note payable to our Parent Partnership totaled $13.7 million, $11.9 million and $12.5 million, respectively.
NOTE 15. QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH
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

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the years ended December 31, 2006, 2005 and 2004, we paid cash distributions to our Parent Partnership totaling $72.1 million, $111.9 million and $118.0 million, respectively. On February 7, 2007, we paid a cash distribution to our Parent Partnership of $21.7 million for the quarter ended December 31, 2006.
NOTE 16. RELATED PARTY TRANSACTIONS
Parent Partnership
     We do not have any employees. Our Parent Partnership is managed by the Company, which prior to February 23, 2005, was an indirect wholly owned subsidiary of DEFS. According to our Partnership Agreement and the ASA, we reimburse our Parent Partnership for all direct and indirect expenses related to our business activities. Our Parent Partnership reimburses the General Partner, the Company and EPCO on our behalf for the allocated costs of its employees who perform operating, management and other administrative functions for us (see Note 1).
     Our Parent Partnership allocates operating, general and administrative expenses to us for legal, insurance, financial, communication and other administrative services based upon the estimated level of effort devoted to our various operations. In addition, we make cash payments on behalf of the Parent Partnership for various expenses. At December 31, 2006, we had a net receivable of $56.2 million from our Parent Partnership, and at December 31, 2005, we had a net payable of $18.5 million to our Parent Partnership related to these affiliated activities.
EPCO and Affiliates and Duke Energy, DEFS and Affiliates
     The following information summarizes our business relationships and related transactions with EPCO and its affiliates, including entities controlled by Dan L. Duncan, and DEFS and its affiliates during the years ended December 31, 2006, 2005 and 2004. We have also provided information regarding our business relationships and transactions with our unconsolidated affiliates.
     We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities:
•	EPCO and its consolidated private company subsidiaries;

•	Texas Eastern Products Pipeline Company, LLC;

•	DFI, which owns and controls the Company;

•	Enterprise Products Partners L.P., which is controlled by affiliates of EPCO; and

•	Duncan Energy Partners L.P., which is controlled by affiliates of EPCO.
     EPCO, a private company controlled by Dan L. Duncan, also owns DFI, which owns and controls the Company. DFI owns all of the membership interests of the Company. The principal business activity of the Company is to act as the managing partner of our Parent Partnership. The executive officers of the Company are employees of EPCO (see Note 1).
     We, our Parent Partnership and the Company are separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates. EPCO depends on the cash distributions it receives from the Company and other investments to fund its other operations and to meet its debt obligations. We paid cash distributions of $72.1 million and $111.9 million during the years ended December 31, 2006 and 2005, to our Parent Partnership. Our Parent Partnership pays cash distributions to the Company.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The ownership interests in our Parent Partnership that are owned or controlled by EPCO and its affiliates, which include all of the membership interests in the Company, are pledged as security under the credit facility of an affiliate of EPCO. This credit facility contains customary and other events of default relating to EPCO and certain affiliates, Enterprise and our Parent Partnership. If EPCO were to default under the credit facility, its lender banks could own the Company.
     Unless noted otherwise, our agreements with EPCO are not the result of arm’s length transactions. As a result, we cannot provide assurance that the terms and provisions of such agreements are at least as favorable to us as we could have obtained from unaffiliated third parties.
     Administrative Services Agreement
     We have no employees. All of our management, administrative and operating functions are performed by employees of EPCO pursuant to the ASA. We and our General Partner, the Parent Partnership and its general partner, Enterprise and its general partner, Enterprise GP Holdings L.P. and its general partner, Duncan Energy Partners L.P. and its general partner and certain affiliated entities are parties to the ASA. The significant terms of the ASA are as follows:
•	EPCO will provide administrative, management, engineering and operating services as may be necessary to manage and operate our business, properties and assets (in accordance with prudent industry practices). EPCO will employ or otherwise retain the services of such personnel as may be necessary to provide such services.

•	We are required to reimburse EPCO for its services in an amount equal to the sum of all costs and expenses incurred by EPCO which are directly or indirectly related to our business or activities (including EPCO expenses reasonably allocated to us). In addition, we have agreed to pay all sales, use, excise, value added or similar taxes, if any, that may be applicable from time to time in respect of the services provided to us by EPCO.

•	EPCO allows us to participate as named insureds in its overall insurance program with the associated costs being charged to us.
     Our operating costs and expenses for the years ended December 31, 2006 and 2005 include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including compensation of employees. We reimburse EPCO for actual direct and indirect expenses it incurs related to the operation of our assets.
     Likewise, our general and administrative costs for the years ended December 31, 2006 and 2005 include amounts we reimburse to EPCO for administrative services, including compensation of employees. In general, our reimbursement to EPCO for administrative services is either (i) on an actual basis for direct expenses it may incur on our behalf (e.g., the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to ASA based on the estimated use of such services by each party (e.g., the allocation of general legal or accounting salaries based on estimates of time spent on each entity’s business and affairs).
     EPCO and its affiliates have no obligation to present business opportunities to us or our Parent Partnership, and we and our Parent Partnership have no obligation to present business opportunities to EPCO and its affiliates. However, the ASA requires that business opportunities offered to or discovered by EPCO, which controls both us and our affiliates and Enterprise and it affiliates, be offered first to certain Enterprise affiliates before they may be pursued by EPCO and its other affiliates or offered to us.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Transactions between EPCO and affiliates, Duke Energy, DEFS and affiliates and us
     The following table summarizes the related party transactions with EPCO and affiliates and DEFS and affiliates for the years ended December 31, 2006, 2005 and 2004 (in millions):

	For Year Ended December 31,
	2006	2005	2004
Revenues from EPCO and affiliates: (1)
Transportation — LPGs	$3.6	$4.3	$—
Other operating revenues	1.5	0.3	—
Costs and Expenses from EPCO and affiliates: (1)
Payroll, administrative and other (2)(3)	63.2	35.1	—
Purchases of petroleum products			—
Revenues from DEFS and affiliates: (4)
Transportation — LPGs	—	0.7	2.6
Other operating revenues	—	1.1	4.3
Costs and Expenses from DEFS and affiliates: (4)
Payroll, administrative and other (5)(6)	—	8.3	49.3

(1)	Operating revenues earned and expenses incurred from activities with EPCO and its affiliates are considered related party transactions beginning February 24, 2005, as a result of the change in ownership of the Company.

(2)	Includes payroll, payroll related expenses and administrative expenses, including reimbursements related to employee benefits and employee benefit plans, incurred in managing us and our subsidiaries in accordance with the ASA, and other operating expense.

(3)	Includes insurance expense for the years ended December 31, 2006 and 2005, related to premiums paid by EPCO, of which we were allocated $6.8 million and $4.0 million, respectively. Beginning February 24, 2005, the majority of our insurance coverage, including property, liability, business interruption, auto and directors and officers’ liability insurance, was obtained by our Parent Partnership through EPCO.

(4)	Operating revenues earned and expenses incurred from activities with DEFS and its affiliates are considered related party transactions prior to February 23, 2005, at which time a change in ownership of the Company occurred.

(5)	Substantially all of these costs were related to payroll, payroll related expenses and administrative expenses incurred in managing us and our subsidiaries.

(6)	Includes insurance expense for the years ended December 31, 2005 and 2004, related to premiums paid to Bison Insurance Company Limited (“Bison”), a wholly owned subsidiary of Duke Energy, of which we were allocated $0.5 million and $2.8 million, respectively. Through February 23, 2005, our Parent Partnership contracted with Bison for a majority of our insurance coverage, including property, liability, auto and directors and officers’ liability insurance.
     At December 31, 2006 and 2005, we had receivables from EPCO and affiliates of $0.3 million and $1.3 million, respectively, related to transportation services provided to EPCO and affiliates, net other operational related charges payable to EPCO and affiliates. At December 31, 2006 and 2005, we had insurance reimbursement receivables due from EPCO of $1.4 million and $1.3 million, respectively. In addition, at December 31, 2006, we had deferred revenue from EPCO of $0.3 million.
     On October 6, 2006, we sold certain refined products pipeline assets in the Houston, Texas area, to an affiliate of Enterprise for approximately $10.0 million. These assets, which had been idle since acquisition, were part of the assets acquired by us in 2005 from Genco. The sales proceeds were used to fund organic growth projects, retire debt and for other general partnership purposes. The carrying value of these pipeline assets at September 30, 2006, was approximately $5.8 million. We recognized a gain of $4.2 million on this transaction.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On November 1, 2006, we announced plans to construct a new 20-inch diameter lateral pipeline to connect our mainline system to the Enterprise and MB Storage facilities at Mont Belvieu, Texas, at a cost of approximately $8.6 million. The new connection, which provides delivery from Enterprise of propane into our system at full line flow rates, complements our current ability to source product from MB Storage. The new connection also offers the ability to deliver other liquid products such as butanes and natural gasoline from Enterprise’s storage facilities into our system at reduced flow rates until enhancements can be made. The capability to deliver butanes and natural gasoline from MB Storage at full flow rates is not expected to be impacted. Construction of the new connection was completed and placed in service in December 2006. This new pipeline replaces a 10-mile, 18-inch segment of pipeline that we sold to an Enterprise affiliate on January 23, 2007 for approximately $8.0 million. This asset had a net book value of approximately $2.5 million. (see Note 21).
     We have entered into a lease with DEP, for a 12-mile, 10-inch interconnecting pipeline extending from Pasadena, Texas to Baytown, Texas. The primary term of this lease will expire on September 15, 2007, and will continue on a month-to-month basis subject to termination by either party upon 60 days’ notice.
Relationships with Unconsolidated Subsidiaries
     Centennial
     We have a 50% ownership interest in Centennial (see Note 10). We have entered into a management agreement with Centennial to operate Centennial’s terminal at Creal Springs, Illinois, and pipeline connection in Beaumont, Texas. For each of the years ended December 31, 2006, 2005 and 2004, we recognized management fees of $0.2 million from Centennial, and actual operating expenses billed to Centennial were $7.4 million, $3.7 million and $6.9 million, respectively.
     We also have a joint tariff with Centennial to deliver products at our locations using Centennial’s pipeline as part of the delivery route to connecting carriers. As the delivering pipeline, we invoice the shippers for the entire delivery rate, record only the net rate attributable to us as transportation revenues and record a liability for the amounts due to Centennial for its share of the tariff. In addition, we perform ongoing construction services for Centennial and bill Centennial for labor and other costs to perform the construction. At December 31, 2006 and 2005, we had net payable balances of $4.4 million and $1.4 million, respectively, to Centennial for its share of the joint tariff deliveries and other operational related charges, partially offset by the reimbursement due to us for construction services provided to Centennial.
     In January 2003, we entered into a pipeline capacity lease agreement with Centennial for a period of five years that contains a minimum throughput requirement. For the years ended December 31, 2006, 2005 and 2004, we incurred $5.6 million, $5.9 million and $5.3 million, respectively, of rental charges related to the lease of pipeline capacity on Centennial.
     MB Storage
     Effective January 1, 2003, we entered into agreements with Louis Dreyfus to form MB Storage (see Note 9). We operate the facilities for MB Storage. We and MB Storage have entered into a pipeline capacity lease agreement, and for each of the years ended December 31, 2006, 2005 and 2004, we recognized $0.1 million in rental revenue related to this lease agreement. During the years ended December 31, 2006, 2005 and 2004, we also billed MB Storage $3.1 million, $3.6 million and $3.2 million, respectively, for direct payroll and payroll related expenses for operating MB Storage. At December 31, 2006, we had a net payable balance to MB Storage of $2.3 million for operating costs, including payroll and related expenses for operating MB Storage. At December 31, 2005, we had a net receivable balance from MB Storage of $0.9 million for operating costs, including payroll and related expenses for operating MB Storage.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 17. COMMITMENTS AND CONTINGENCIES
Litigation
     In the fall of 1999, we and the Company were named as defendants in a lawsuit in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al .and Michael and Linda Robson, et al v. Texas Eastern Corporation, et al. In the lawsuit, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaint, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. On March 18, 2005, we entered into Release and Settlement Agreements with the McCleery plaintiffs dismissing all of these plaintiffs’ claims on terms that did not have a material adverse effect on our financial position, results of operations or cash flows. Although we did not settle with all plaintiffs and we therefore remain named parties in the Michael and Linda Robson, et al. v. Texas Eastern Corporation, et al. action, a co-defendant has agreed, by Cooperative Defense Agreement, to fund the defense and satisfy all final judgments which might be rendered with the remaining claims asserted against us. Consequently, we do not believe that the outcome of these remaining claims will have a material adverse effect on our financial position, results of operations or cash flows.
     On December 21, 2001, we were named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana, styled Rebecca L. Grisham et al. v. TE Products Pipeline Company, Limited Partnership. In this case, the plaintiffs contend that our pipeline, which crosses the plaintiffs’ property, leaked toxic products onto their property and, consequently caused damages to them. We have filed an answer to the plaintiffs’ petition denying the allegations, and we are defending ourselves vigorously against the lawsuit. The plaintiffs assert damages attributable to the remediation of the property of approximately $1.4 million. This case has been stayed pending the completion of remediation pursuant to Louisiana Department of Environmental Quality (“LDEQ”) requirements. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.
     In 1991, the Company and the Parent Partnership were named as a defendant in a matter styled Jimmy R. Green, et al. v. Cities Service Refinery, et al. as filed in the 26th Judicial District Court of Bossier Parish, Louisiana. The plaintiffs in this matter reside or formerly resided on land that was once the site of a refinery owned by one of our co-defendants. The former refinery is located near our Bossier City facility. Plaintiffs are pursuing class certification and have claimed personal injuries and property damage arising from alleged contamination of the refinery property in the amount of $175.0 million. The Company and the Parent Partnership have never owned any interest in the refinery property made the basis of this action, and we do not believe that we contributed to any alleged contamination of this property. While we cannot predict the ultimate outcome, we do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.
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

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The complaint alleges, among other things, that certain of the transactions proposed in the Proxy Statement, including a proposal to reduce the Company’s maximum percentage interest in the Parent Partnership’s distributions in exchange for limited partner units (the “Issuance Proposal”), are unfair to its unitholders and constitute a breach by the defendants of fiduciary duties owed to its unitholders and that the Proxy Statement failed to provide its unitholders with all material facts necessary for them to make an informed decision whether to vote in favor of or against the proposals. The complaint further alleges that, since Mr. Duncan acquired control of the Company in 2005, the defendants, in breach of their fiduciary duties to the Parent Partnership and its unitholders, have caused the Parent Partnership to enter into certain transactions with Enterprise or its affiliates that are unfair to it or otherwise unfairly favored Enterprise or its affiliates over the Parent Partnership. The complaint alleges that such transactions include the Jonah joint venture entered into by our Parent Partnership and an Enterprise affiliate in August 2006 (citing the fact that the Company’s AC Committee did not obtain a fairness opinion from an independent investment banking firm in approving the transaction) and the sale by our Parent Partnership to an Enterprise affiliate of its Pioneer plant in March 2006 and the impending divestiture of our interest in MB Storage in connection with an investigation by the FTC. As more fully described in the Proxy Statement, the AC Committee recommended the Issuance Proposal for approval by the Board of Directors of the Company. The complaint also alleges that Richard S. Snell, Michael B. Bracy and Murray H. Hutchison, constituting the three members of the AC Committee, cannot be considered independent because of their alleged ownership of securities in Enterprise and its affiliates and their relationships with Mr. Duncan.
     The complaint seeks relief (i) rescinding transactions in the complaint that have been consummated or awarding rescissory damages in respect thereof, including the impending divestiture of our interest in MB Storage; (ii) awarding damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the complaint; and (iii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts.
     On September 22, 2006, the plaintiff in the action filed a motion to expedite the proceedings, requesting the Court to schedule a hearing on plaintiff’s motion for a preliminary injunction to enjoin the defendants from proceeding with the special meeting of unitholders. On September 26, 2006, the defendants advised the Court that the Parent Partnership would provide to its unitholders specified supplemental disclosures, which were included in the Form 8-K and supplemental proxy materials the Parent Partnership filed with the SEC on October 5, 2006. The special meeting was convened on December 8, 2006, at which our Parent Partnership’s unitholders approved all of the proposals. In light of the foregoing, the Parent Partnership believes that the plaintiff’s grounds for seeking relief by requiring our Parent Partnership to issue a proxy statement that corrects the alleged misstatements and omissions in the Proxy Statement and enjoining the special meeting are moot. On November 17, 2006, the defendants (other than our Parent Partnership, the nominal defendant) moved to dismiss the complaint. While we cannot predict the ultimate outcome, we do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.
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
     We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations, and that the cost of compliance with such laws and regulations will not have a material adverse effect on our results of operations or financial position. We cannot ensure, however, that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have material adverse effect on our business, financial position, results of operations and cash flows. At December 31, 2006, and 2005, we have an accrued liability of $0.8 million and $1.2 million, respectively, related to sites requiring environmental remediation activities.
     In 1994, the LDEQ issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination. Effective March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility. This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility. At December 31, 2006, we have an accrued liability of $0.1 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.
     On July 27, 2004, we received notice from the United States Department of Justice (“DOJ”) of its intent to seek a civil penalty against us related to our November 21, 2001, release of approximately 2,575 barrels of jet fuel from our 14-inch diameter pipeline located in Orange County, Texas. The DOJ, at the request of the Environmental Protection Agency, is seeking a civil penalty against us for alleged violations of the Clean Water Act (“CWA”) arising out of this release, as well as three smaller spills at other locations in 2004 and 2005. We have agreed with the DOJ on a proposed penalty of $2.9 million, along with our commitment to implement additional spill prevention measures, and expect to finalize the settlement in the fourth quarter of 2006. We do not expect this settlement to have a material adverse effect on our financial position, results of operations or cash flows.
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
     The FERC, pursuant to the Interstate Commerce Act of 1887, as amended, the Energy Policy Act of 1992 and rules and orders promulgated thereunder, regulates the tariff rates for our interstate common carrier pipeline operations. To be lawful under that Act, interstate tariff rates, terms and conditions of service must be just and reasonable and not unduly discriminatory, and must be on file with FERC. In addition, pipelines may not confer any undue preference upon any shipper. Shippers may protest, and the FERC may investigate, the lawfulness of new or changed tariff rates. The FERC can suspend those tariff rates for up to seven months. It can also require refunds of amounts collected pursuant to rates that are ultimately found to be unlawful. The FERC and interested parties can also challenge tariff rates that have become final and effective. Because of the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of our rates could adversely affect our revenues.
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
     The intrastate liquids pipeline transportation services we provide are subject to various state laws and regulations that apply to the rates we charge and the terms and conditions of the services we offer. Although state regulation typically is less onerous than FERC regulation, the rates we charge and the provision of our services may be subject to challenge.
Contractual Obligations
     The following table summarizes our various contractual obligations at December 31, 2006. A description of each type of contractual obligation follows (in millions):

	Payment or Settlement due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
Maturities of long-term debt (1)	$630.8	$—	$180.0	$—	$—	$98.7	$352.1
Operating leases (2)	57.1	14.2	8.2	6.2	6.0	6.0	16.5
Purchase obligations (3)	14.4	12.3	1.4	0.5	0.1	—	0.1
Capital expenditure obligations (4)	4.4	4.4	—	—	—	—	—

(1)	We have long-term payment obligations under our Note Payable to our Parent Partnership and our Senior Notes. Amounts shown in the table represent our scheduled future maturities of long-term debt principal for the periods indicated (see Note 14 for additional information regarding our consolidated debt obligations).

(2)	We lease property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum cash lease payment obligations under our operating leases with terms in excess of one year for the periods indicated. Lease expense is charged to operating costs and expenses on a straight line basis over the period

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of expected economic benefit. Contingent rental payments are expensed as incurred. Total rental expense for the years ended December 31, 2006, 2005 and 2004, was $21.6 million, $14.7 million and $13.8 million, respectively.

(3)	We have long and short-term purchase obligations for products and services with third-party suppliers. The prices that we are obligated to pay under these contracts approximate current market prices. The preceding table shows our commitments and estimated payment obligations under these contracts for the periods indicated. Our estimated future payment obligations are based on the contractual price under each contract for products and services at December 31, 2006.

(4)	We have short-term payment obligations relating to capital projects we have initiated. These commitments represent unconditional payment obligations that we have agreed to pay vendors for services rendered or products purchased.
Other
     Centennial entered into credit facilities totaling $150.0 million, and as of December 31, 2006, $150.0 million was outstanding under those credit facilities, of which $10.0 million expires in April 2007, and $140.0 million expires in 2024. We and Marathon have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under these credit facilities. The guarantees arose in order for Centennial to obtain adequate financing to fund construction and conversion costs of its pipeline system. Prior to the expiration of the long-term credit facility, we could be relinquished from responsibility under the guarantee should Centennial meet certain financial tests. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for Marathon and us is $75.0 million each at December 31, 2006. As a result of the guarantee, we recorded an obligation of $0.1 million, which represents the present value of the estimated amount we would have to pay under the guarantee.
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
     On February 24, 2005, the Company was acquired from DEFS by DFI. The Company owns a 2% general partner interest in the Parent Partnership and is the general partner of the Parent Partnership. On March 11, 2005, the Bureau of Competition of the FTC delivered written notice to DFI’s legal advisor that it was conducting a non-public investigation to determine whether DFI’s acquisition of the Company may substantially lessen competition or violate other provisions of federal antitrust laws. We, the Company and the Parent Partnership cooperated fully with this investigation.
     On October 31, 2006, an FTC order and consent agreement ending its investigation became final. The order requires the divestiture of our 50% interest in MB Storage and certain related assets to one or more FTC-approved buyers in a manner approved by the FTC and subject to its final approval. Because we did not divest the interest and related assets by December 31, 2006, the order allows the FTC to appoint a divestiture trustee to oversee their sale to one or more approved buyers. The order contains no minimum price for the divestiture and requires that we provide the acquirer or acquirers the opportunity to hire employees who spend more than 10% of their time working on the divested assets. The order also imposes specified operational, reporting and consent requirements on us including, among other things, in the event that we acquire interests in or operate salt dome storage facilities for

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NGLs in specified areas. We have made application with the FTC to approve a buyer and sale terms for our interest in MB Storage and certain related pipelines, and we expect to close on such sale during the first quarter of 2007.
     On December 19, 2006, we announced that we had signed an agreement with Motiva Enterprises, LLC (“Motiva”) for us to construct and operate a new refined products storage facility to support the proposed expansion of Motiva’s refinery in Port Arthur, Texas. Under the terms of the agreement, we will construct a 5.4 million barrel refined products storage facility for gasoline and distillates. The agreement also provides for a 15-year throughput and dedication of volume, which will commence upon completion of the refinery expansion. The project includes the construction of 20 storage tanks, five 3.5-mile product pipelines connecting the storage facility to Motiva’s refinery, 15,000 horsepower of pumping capacity, and distribution pipeline connections to the Colonial, Explorer and Magtex pipelines. The storage and pipeline project is expected to be completed in mid-2009. As a part of a separate but complementary initiative, we will construct an 11-mile, 20-inch pipeline to connect the new storage facility in Port Arthur to our refined products terminal in Beaumont, Texas, which is the primary origination facility for our mainline system. This associated project will facilitate connections to additional markets through the Colonial, Explorer and Magtex pipeline systems and provide the Motiva refinery with access to our pipeline system. The total cost of the project is expected to be approximately $240.0 million, including $20.0 million for the 11-mile, 20-inch pipeline. By providing access to several major outbound refined product pipeline systems, shippers should have enhanced flexibility and new transportation options. Under the terms of the agreement, if Motiva cancels the agreement prior to the commencement date of the project, Motiva will reimburse us the actual reasonable expenses we have incurred after the effective date of the agreement, including both internal and external costs that would be capitalized as a part of the project. If the cancellation were to occur in 2007, Motiva would also pay costs incurred to date plus a five percent cancellation fee, with the fee increasing to ten percent after 2007.
     Substantially all of the petroleum products that we transport and store are owned by our customers. At December 31, 2006, we had approximately 23.7 million barrels of products in our custody that was owned by customers. We are obligated for the transportation, storage and delivery of such products on behalf of our customers. We maintain insurance adequate to cover product losses through circumstances beyond our control.
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
     Our Parent Partnership also maintains excess liability insurance coverage above the established primary limits for commercial general liability and automobile liability insurance. Limits, terms, conditions and deductibles are commensurate with the nature and scope of its operations. The cost of its general insurance coverages has increased over the past year reflecting the changing conditions of the insurance markets. These insurance policies, except for the pollution liability policies, are through EPCO (see Note 16).
NOTE 18. CONCENTRATIONS OF CREDIT RISK
     Our primary market areas are located in the Northeast and Midwest regions of the United States. We have a concentration of trade receivable balances due from major integrated oil companies, independent oil companies and other pipelines and wholesalers. These concentrations of customers may affect our overall credit risk in that the

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
customers may be similarly affected by changes in economic, regulatory or other factors. We thoroughly analyze our customers’ historical and future credit positions prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments and guarantees.
     For the years ended December 31, 2006, no single customer accounted for 10% or more of total revenues. During the years ended December 31, 2005 and 2004, we had one customer, Marathon, which accounted for 14% and 17%, respectively, of our total revenues.
NOTE 19. SUPPLEMENTAL CASH FLOW INFORMATION
     The following table provides information regarding (i) the net effect of changes in our operating assets and liabilities, (ii) non-cash investing activities and (iii) cash payments for interest for the years ended December 31, 2006, 2005 and 2004:

	For Year Ended December 31,
	2006	2005	2004
Decrease (increase) in:
Accounts receivable, trade	$(433)	$(5,248)	$4,287
Accounts receivable, related parties	(54,397)	197	(2,225)
Inventories	3,857	(6,296)	1,093
Other current assets	7,603	(2,768)	(1,913)
Other	(7,141)	(6,801)	(5,824)
Increase (decrease) in:
Accounts payable and accrued expenses	(6,463)	4,375	(5,014)
Accounts payable, related parties	(13,294)	(45,401)	53,097
Other	(781)	(1,526)	(2,658)

Net effect of changes in operating accounts	$(71,049)	$(63,468)	$40,843

Non-cash investing activities:
Net assets transferred to Mont Belvieu Storage Partners, L.P.	$—	$1,429	$—

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$34,011	$30,128	$27,338

NOTE 20. SELECTED QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Operating revenues	$72,798	$68,398	$71,226	$86,940
Operating income	22,511	16,276	18,884	30,793

Net income	$13,690	$6,119	$8,128	$19,875

2005
Operating revenues	$77,016	$62,521	$64,866	$78,226
Operating income	30,768	14,483	13,815	26,320

Net income	$21,137	$6,764	$6,184	$18,114

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 21. SUBSEQUENT EVENTS
     On January 23, 2007, we sold a 10-mile, 18-inch segment of pipeline to an affiliate of Enterprise for approximately $8.0 million. These assets had a net book value of approximately $2.5 million. The sales proceeds were used to fund construction of a replacement pipeline in the area.
     On February 28, 2007, due to the substantial completion of inquires by the FTC into EPCO’s acquisition of the Company, the parties to the ASA amended it to remove Exhibit B thereto, which had been adopted to address matters the parties anticipated the FTC may consider in its inquiry. Exhibit B had set forth certain separateness and screening policies and procedures among the parties that became inapposite upon the issuance of the FTC’s order in connection with the inquiry or were already otherwise reflected in applicable FTC, Securities and Exchange Commission, New York Stock Exchange or other laws, standards or governmental regulations. For further discussion of the FTC investigation, please see Note 17.
     On February 27, 2007, the Parent Partnership and our General Partner amended and restated our Partnership Agreement. The amendments were made in connection with the recent amendment and restatement of the Parent Partnership’s partnership agreement, and additional simplifying changes were made to tax allocation, contribution, distribution, dissolution and other provisions in light of our 100% ownership (direct and indirect) by the Parent Partnership.

EXHIBITS INDEX

3.1	Third Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of February 27, 2007 (Filed as Exhibit 10.67 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

4.1	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.2	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.3	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.5	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of

January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.1+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.2+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.3+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.4+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

10.5+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.6+	Form of Employment Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, C. Bruce Shaffer, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.7	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.8	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.9+	Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.10+	Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.11+	Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.12+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.13+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.14+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.15	Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.16	Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.17	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.45 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.18	Amendment, dated as of June 27, 2002 to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent, and Certain Lenders, dated as of March 28, 2002 ($500,000,000 Revolving Credit Facility) (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.19+	Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan, effective June 1, 2002 (Filed as Exhibit 10.49 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002, and incorporated herein by reference).

10.20+	Amended and Restated TEPPCO Supplemental Benefit Plan, effective November 1, 2002 (Filed as Exhibit 10.44 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.21+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Second Amendment and Restatement, effective January 1, 2003 (Filed as Exhibit 10.45 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.22+	Amended and Restated Texas Eastern Products Pipeline Company, LLC Management Incentive Compensation Plan, effective January 1, 2003 (Filed as Exhibit 10.46 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.23+	Amended and Restated TEPPCO Retirement Cash Balance Plan, effective January 1, 2002 (Filed as Exhibit 10.47 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.24	Formation Agreement between Panhandle Eastern Pipe Line Company and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, dated as of August 10, 2000 (Filed as Exhibit 10.48 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.25	Amended and Restated Limited Liability Company Agreement of Centennial Pipeline LLC dated as of August 10, 2000 (Filed as Exhibit 10.49 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.26	Guaranty Agreement, dated as of September 27, 2002, between TE Products Pipeline Company, Limited Partnership and Marathon Ashland Petroleum LLC for Note Agreements of Centennial Pipeline LLC (Filed as Exhibit 10.50 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.27	LLC Membership Interest Purchase Agreement By and Between CMS Panhandle Holdings, LLC, As Seller and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, Severally as Buyers, dated February 10, 2003 (Filed as Exhibit 10.51 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.28	Joint Development Agreement between TE Products Pipeline Company, Limited Partnership and Louis Dreyfus Plastics Corporation dated February 10, 2000 (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.29	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank and The Lenders Party Hereto, as Lenders, dated as of June 27, 2003 ($550,000,000 Revolving Facility) (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2003, and incorporated herein by reference).

10.30	Agreement of Limited Partnership of Mont Belvieu Storage Partners, L.P. dated effective January 21, 2003. (Filed as Exhibit 10.53 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2003, and incorporated herein by reference).

10.31	Letter of Agreement Clarifying Rights and Obligations of the Parties Under the Mont Belvieu Storage Partners, L.P., Partnership Agreement and the Mont Belvieu Venture, LLC, LLC Agreement, dated October 25, 2003 (Filed as Exhibit 10.54 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2003, and incorporated herein by reference).

10.32	Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and The Lenders Party Hereto, as Lenders dated as of October 21, 2004 ($600,000,000 Revolving Facility) (Filed as Exhibit 99.1 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of October 21, 2004 and incorporated herein by reference).

10.33+	Texas Eastern Products Pipeline Company Amended and Restated Non-employee Directors Deferred Compensation Plan, effective April 1, 2002 (Filed as Exhibit 10.42 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of December 31, 2004 and incorporated herein by reference).

10.34+	Texas Eastern Products Pipeline Company Second Amended and Restated Non-employee Directors Unit Accumulation Plan, effective January 1, 2004 (Filed as Exhibit 10.41 to From 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of December 31, 2004 and incorporated herein by reference).

10.35	First Amendment to Amended and Restated Credit Agreement, dated as of February 23, 2005, by and among TEPPCO Partners, L.P., the Borrower, several banks and other financial institutions, the Lenders, SunTrust Bank, as the Administrative Agent for the Lenders, Wachovia Bank, National Association, as Syndication Agent, and BNP Paribas, JPMorgan Chase Bank, N.A. and KeyBank, N.A. as Co-Documentation Agents (Filed as Exhibit 99.1 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 24, 2005 and incorporated herein by reference).

10.36+	Supplemental Agreement to Employment Agreement between the Company and Barry R. Pearl dated as of February 23, 2005 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2005 and incorporated herein by reference).

10.37+	Supplemental Form Agreement to Form of Employment Agreement between the Company and John N. Goodpasture, Stephen W. Russell, C. Bruce Shaffer and Barbara A. Carroll dated as of February 23, 2005 (Filed as Exhibit 10.3 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2005 and incorporated herein by reference).

10.38+	Supplemental Form Agreement to Form of Employment and Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth and Leonard W. Mallett dated as of February 23, 2005 (Filed as Exhibit 10.4 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2005 and incorporated herein by reference).

10.39+	Amendments to the TEPPCO Retirement Cash Balance Plan and the TEPPCO Supplemental Benefit Plan dated as of May 27, 2005 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

10.40+	Agreement and Release between Charles H. Leonard and Texas Eastern Products Pipeline Company, LLC dated as of July 11, 2005 (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

10.41	Third Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC and Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated August 15, 2005, but effective as of February 24, 2005 (Filed as Exhibit 99.1 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated August 19, 2005 and incorporated herein by reference).

10.42	Second Amendment to Amended and Restated Credit Agreement, dated as of December 13, 2005, by and among TEPPCO Partners, L.P., the Borrower, several banks and other financial institutions, the Lenders, SunTrust Bank, as the Administrative Agent for the Lenders, Wachovia Bank, National Association, as Syndication Agent, and BNP Paribas, JPMorgan Chase Bank, N.A. and KeyBank, N.A., as Co-Documentation Agents (Filed as Exhibit 99.1 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of December 13, 2005 and incorporated herein by reference).

10.43+	Agreement and Release between Barry R. Pearl and Texas Eastern Products Pipeline Company, LLC dated as of December 30, 2005 (Filed as Exhibit 10.52 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2005 and incorporated herein by reference).

10.44+	Agreement and Release between James C. Ruth and Texas Eastern Products Pipeline Company, LLC dated as of January 25, 2006 (Filed as Exhibit 10.53 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2005 and incorporated herein by reference).

10.45+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan Notice of 2006 Award (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2006 and incorporated herein by reference).

10.46+	Texas Eastern Products Pipeline Company, LLC 2005 Phantom Unit Plan Notice of 2006 Award (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2006 and incorporated herein by reference).

10.47	Third Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2006, by and among TEPPCO Partners, L.P., the Borrower, several banks and other financial institutions, the Lenders, SunTrust Bank, as the Administrative Agent for the Lenders and as the LC Issuing Bank, Wachovia Bank, National Association, as Syndication Agent, and BNP Paribas, JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland Plc, as Co-Documentation Agents (Filed as Exhibit 10.3 to Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of August 3, 2006 and incorporated herein by reference).

10.48	Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated January 30, 2007, but effective as of February 5, 2007 (Filed as Exhibit 10.18 to Current Report on Form 8-K

of Duncan Energy Partners L.P. (Commission File No. 1-33266) filed February 5, 2007 and incorporated herein by reference).

10.49+	Form of Supplemental Agreement to Employment Agreement between Texas Eastern Products Pipeline Company, LLC and assumed by EPCO, Inc., and John N. Goodpasture, Samuel N. Brown and J. Michael Cockrell (Filed as Exhibit 10.62 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

10.50+	Form of Retention Agreement (Filed as Exhibit 10.63 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

10.51	First Amendment to the Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated February 28, 2007 (Filed as Exhibit 10.8 to Form 10-K of Enterprise Products Partners L.P. (Commission File No. 1-14323) for the year ended December 31, 2006 and incorporated herein by reference).

16	Letter from KPMG LLP to the Securities and Exchange Commission dated April 11, 2006 (Filed as Exhibit 16.1 to Current Report on Form 8-K of TE Products Pipeline Company, Limited Partnership (Commission File No. 1-13603) filed April 11, 2006 and incorporated herein by reference).

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Item 13 Disclosure from Parent Partnership Form 10-K.

*	Filed herewith.

**	Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.

+	A management contract or compensation plan or arrangement.