Form 10-Q
period 2007-03-31
TE PRODUCTS PIPELINE CO LP
filed 2007-05-04
CIK 1045548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
 i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$224	$—
Accounts receivable, trade (net of allowance for doubtful accounts of $0 and $0)	27,518	26,771
Accounts receivable, related parties	63,967	56,579
Inventories	12,281	12,729
Other	7,138	7,318

Total current assets	111,128	103,397

Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $385,551 and $377,733)	863,668	860,617
Equity investments	66,546	148,316
Goodwill and other intangible assets	3,798	3,927
Other assets	22,984	21,813

Total assets	$1,068,124	$1,138,070

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$12,897	$8,984
Accounts payable, related parties	9,942	6,679
Accrued interest	4,645	16,509
Other accrued taxes	4,847	5,355
Other	6,721	12,057

Total current liabilities	39,052	49,584

Senior notes	387,927	387,339
Note payable, Parent Partnership	98,661	240,845
Other liabilities and deferred credits	16,109	16,402
Commitments and contingencies
Partners’ capital:
General partner’s interest	5	4
Limited partner’s interest	526,370	443,896

Total partners’ capital	526,375	443,900

Total liabilities and partners’ capital	$1,068,124	$1,138,070

See Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2007	2006
Operating revenues:
Sales of petroleum products	$9,376	$—
Transportation – Refined products	37,135	31,799
Transportation – LPGs	36,053	29,421
Other	11,606	11,578

Total operating revenues	94,170	72,798

Costs and expenses:
Purchases of petroleum products	9,394	—
Operating expense	21,264	23,325
Operating fuel and power	10,402	9,254
General and administrative	4,075	5,094
Depreciation and amortization	10,868	10,029
Taxes – other than income taxes	3,086	2,592
Gains on sales of assets	(18,651)	(7)

Total costs and expenses	40,438	50,287

Operating income	53,732	22,511

Other income (expense):
Interest expense – net	(8,161)	(8,334)
Gain on sale of ownership interest in Mont Belvieu Storage Partners, L.P.	59,837	—
Equity losses	(1,487)	(1,266)
Interest income	202	396
Other income – net	230	383

Income before provision for income taxes	104,353	13,690

Provision for income taxes	161	—

Net income	$104,192	$13,690

See Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$104,192	$13,690
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax expense	(1)	—
Depreciation and amortization	10,868	10,029
Losses in equity investments	1,487	1,266
Distributions from equity investments	10,395	7,840
Gains on sales of assets	(18,651)	(7)
Gain on sale of ownership interest in Mont Belvieu Storage Partners, L.P.	(59,837)	—
Non-cash portion of interest expense	97	138
Net effect of changes in operating accounts	(26,359)	(18,383)

Net cash provided by operating activities	22,191	14,573

Investing activities:
Proceeds from sales of assets and ownership interest	165,268	—
Investment in Centennial Pipeline LLC	(6,081)	—
Investment in Mont Belvieu Storage Partners, L.P.	—	(1,720)
Capital expenditures	(17,391)	(11,706)

Net cash provided by (used in) investing activities	141,796	(13,426)

Financing activities:
Proceeds from note payable, Parent Partnership	88,041	38,075
Repayments of note payable, Parent Partnership	(230,087)	(22,499)
Distributions paid	(21,717)	(16,723)

Net cash used in financing activities	(163,763)	(1,147)

Net change in cash and cash equivalents	224	—

Cash and cash equivalents, January 1	—	—

Cash and cash equivalents, March 31	$224	$—

See Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
STATEMENT OF CONSOLIDATED PARTNERS’ CAPITAL
(Unaudited)
(Dollars in thousands)

	General	Limited
	Partner’s	Partner’s
	Interest	Interest	Total
Balance, December 31, 2006	$4	$443,896	$443,900
Net income	1	104,191	104,192
Cash distributions	—	(21,717)	(21,717)

Balance, March 31, 2007	$5	$526,370	$526,375

See Notes to Unaudited Consolidated Financial Statements.

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
     The Company is owned by DFI GP Holdings L.P. (“DFI”), an affiliate of EPCO, Inc. (“EPCO”), a privately held company controlled by Dan L. Duncan. Mr. Duncan and his affiliates, including EPCO and Dan Duncan LLC, privately held companies controlled by him, control us, our Parent Partnership, our General Partner and Enterprise Products Partners, L.P. (“Enterprise”) and its affiliates, including Enterprise GP Holdings L.P. and Duncan Energy Partners L.P. DFI owns and controls the 2% general partner interest in our Parent Partnership and has the right to receive the incentive distribution rights associated with the general partner interest in our Parent Partnership.
     Our General Partner has all management powers over the business and affairs of our partnership under the terms of the Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership (the “Partnership Agreement”). All of our management, administrative and operating functions are performed by employees of EPCO, under an amended and restated administrative services agreement (“ASA”) to which we and our General Partner are parties. We reimburse EPCO for the allocated costs of its employees who perform operating, management and other administrative functions for us.
     We own a 99.999% interest in TEPPCO Terminals Company, L.P., a Delaware limited partnership, as the sole limited partner and 100% of the member interests in TEPPCO Terminaling and Marketing Company LLC, a Delaware limited liability company.
     The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of March 31, 2007, and the results of our operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of results of our operations for the full year 2007. You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, Limited Partnership Annual Report on Form 10-K for the year ended December 31, 2006. We have reclassified certain amounts from prior periods to conform to the current presentation.
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

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Income Taxes – Texas Margin Tax
     In May 2006, the State of Texas enacted a new business tax (the “Texas Margin Tax”) that replaces its existing franchise tax. In general, legal entities that do business in Texas are subject to the Texas Margin Tax. Limited partnerships, limited liability companies, corporations, limited liability partnerships and joint ventures are examples of the types of entities that are subject to the Texas Margin Tax. As a result of the change in tax law, our tax status in the state of Texas changed from nontaxable to taxable. The Texas Margin Tax is considered an income tax for purposes of adjustments to deferred tax liability, as the tax is determined by applying a tax rate to a base that considers both revenues and expenses. The Texas Margin Tax becomes effective for franchise tax reports due on or after January 1, 2008. The Texas Margin Tax due in 2008 will be based on revenues earned during the 2007 fiscal year. For the three months ended March 31, 2007, we recorded a $0.2 million current tax liability. The offsetting charge is shown on our statement of consolidated income for the three months ended March 31, 2007 as provision for income taxes.
     The Texas Margin Tax is assessed at 1% of Texas-sourced taxable margin measured by the ratio of gross receipts from business done in Texas to gross receipts from business done everywhere. The taxable margin is computed as the lesser of (i) 70% of total revenue or (ii) total revenues less (a) cost of goods sold or (b) compensation. The Texas Margin Tax is calculated, paid and filed at an affiliated unitary group level. Generally, an affiliated group is made up of one or more entities in which a controlling interest of at least 80% is owned by a common owner or owners. Generally, a business is unitary if it is characterized by a sharing or exchange of value between members of the group, and a synergy and mutual benefit all of the members of the group achieved by working together.
     Since the Texas Margin Tax is determined by applying a tax rate to a base that considers both revenues and expenses, it has characteristics of an income tax. Accordingly, we determined the Texas Margin Tax should be accounted for as an income tax in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.
Revenue Recognition
     Our revenues are earned from transportation, marketing and storage of refined products and LPGs, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. Transportation revenues are recognized as products are delivered to customers. Storage revenues are recognized upon receipt of products into storage and upon performance of storage services. Terminaling revenues are recognized as products are out-loaded. Revenues from the sale of product inventory are recognized when the products are sold. Our refined products marketing activities generate revenues by purchasing refined products from our throughput partners and establishing a margin by selling refined products for physical delivery through spot sales at the Aberdeen truck rack to independent wholesalers and retailers of refined products. These purchases and sales are generally contracted to occur on the same day.
Working Capital
     At March 31, 2007 and December 31, 2006, we had working capital surpluses of $72.1 million and $53.8 million, respectively. Our primary sources of liquidity are cash generated from operations and from loans or capital contributions from our Parent Partnership. Our Parent Partnership has historically made capital contributions, loans or otherwise provided liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so. At March 31, 2007, our Parent Partnership had $291.4 million in available borrowing capacity under its revolving credit facility.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
NOTE 2. RECENT ACCOUNTING DEVELOPMENTS
     In June 2006, the Emerging Issues Task Force (“EITF”) reached consensus in EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The accounting guidance permits companies to elect to present on either a gross or net basis sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a seller and a customer. The gross basis includes the taxes in revenues and costs; the net basis excludes the taxes from revenues. The accounting guidance does not apply to tax systems that are based on gross receipts or total revenues. EITF 06-3 requires companies to disclose their policy for presenting the taxes and disclose any amounts presented on a gross basis if those amounts are significant. The guidance in EITF 06-3 is effective January 1, 2007. As a matter of policy, we report such taxes on a net basis. The adoption of EITF 06-3 did not have a material effect on our financial position, results of operations or cash flows.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. First, an enterprise must determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position. Second, a tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and we were required to adopt FIN 48 as of January 1, 2007. All of our tax positions have met the more likely than not threshold for recognition and no measurement adjustments were made to the financial statements as a result of the adoption of FIN 48. The adoption of FIN 48 did not have a material effect on our financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and we are required to adopt SFAS 157 as of January 1, 2008. We believe that the adoption of SFAS 157 will not have a material effect on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS 159 will not have a material effect on our financial position, results of operations or cash flows.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
NOTE 3. EMPLOYEE BENEFIT PLANS
     The Parent Partnership’s Retirement Cash Balance Plan (“TEPPCO RCBP”) was a non-contributory, trustee-administered pension plan. The benefit formula for all eligible employees was a cash balance formula. Under a cash balance formula, a plan participant accumulated a retirement benefit based upon pay credits and current interest credits. The pay credits were based on a participant’s salary, age and service. The Parent Partnership used a December 31 measurement date for this plan.
     On May 27, 2005, the TEPPCO RCBP was amended. Effective May 31, 2005, participation in the TEPPCO RCBP was frozen, and no new participants were eligible to be covered by the plan after that date. Effective June 1, 2005, EPCO adopted the TEPPCO RCBP for the benefit of its employees providing services to us. Effective December 31, 2005, all plan benefits accrued were frozen, participants received no additional pay credits after that date, and all plan participants were 100% vested regardless of their years of service. The TEPPCO RCBP plan was terminated effective December 31, 2005, and plan participants had the option to receive their benefits either through a lump sum payment in 2006 or through an annuity. In April 2006, the Parent Partnership received a determination letter from the Internal Revenue Service (“IRS”) providing IRS approval of the plan termination. For those plan participants who elected to receive an annuity, our Parent Partnership purchased an annuity contract from an insurance company in which the plan participants own the annuity, absolving our Parent Partnership of any future obligation to the participants.
     In the fourth quarter of 2006, our Parent Partnership recorded settlement charges of approximately $3.5 million in accordance with SFAS No. 88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, relating to the TEPPCO RCBP for any existing unrecognized losses upon the plan termination and final distribution of the assets to the plan participants. We were allocated a portion of these charges. At March 31, 2007, $0.4 million of the TEPPCO RCBP plan assets have not been distributed to plan participants. Our Parent Partnership does not expect to make further contributions to the TEPPCO RCBP in 2007.
     EPCO maintains a 401(k) plan for the benefit of employees providing services to us, and our Parent Partnership reimburses EPCO for the cost of maintaining this plan in accordance with the ASA. A portion of these charges are allocated to us.
NOTE 4. FINANCIAL INSTRUMENT – INTEREST RATE SWAP
     In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes. Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and receive a fixed rate of interest of 7.51%. During the three months ended March 31, 2007 and 2006, we recognized reductions in interest expense of $0.3 million and $0.7 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarters ended March 31, 2007 and 2006, we reviewed the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair values of this interest rate swap were liabilities of approximately $2.0 million and $2.6 million at March 31, 2007, and December 31, 2006, respectively.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
NOTE 5. INVENTORIES
     Inventories are valued at the lower of cost (based on weighted average cost method) or market. The costs of inventories did not exceed market values at March 31, 2007, and December 31, 2006. The major components of inventories were as follows:

	March 31, 2007	December 31, 2006
Refined products and LPGs (1)	$7,226	$7,636
Materials and supplies	5,055	5,093

Total	$12,281	$12,729

(1)	Refined products and LPGs inventory is managed on a combined basis.
NOTE 6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Centennial
     We own a 50% ownership interest in Centennial Pipeline LLC (“Centennial”), and Marathon Petroleum Company LLC (“Marathon”) owns the remaining 50% interest. Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois. During the three months ended March 31, 2007, we contributed $6.1 million to Centennial for contractual obligations that were created upon formation of Centennial. During the three months ended March 31, 2006, we did not invest any additional funds in Centennial. We have received no cash distributions from Centennial since its formation.
MB Storage
     Through February 28, 2007, we owned a 49.5% ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”), and a 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) and Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) owned the remaining interests. On March 1, 2007, we sold our ownership interests in MB Storage and its general partner to Louis Dreyfus (see Note 7). MB Storage owns storage capacity at the Mont Belvieu fractionation and storage complex and a short haul transportation shuttle system that ties Mont Belvieu, Texas, to the upper Texas Gulf Coast energy marketplace. MB Storage is a service-oriented, fee-based venture serving the fractionation, refining and petrochemical industries with substantial capacity and flexibility for the transportation, terminaling and storage of natural gas liquids, LPGs and refined products. We operated the facilities for MB Storage through February 28, 2007.
     For the year ended December 31, 2006, we received the first $1.7 million per quarter (or $6.78 million on an annual basis) of MB Storage’s income before depreciation expense, as defined in the Agreement of Limited Partnership of MB Storage. Any amount of MB Storage’s annual income before depreciation expense in excess of $6.78 million was allocated evenly between Louis Dreyfus and us. Depreciation expense on assets each party originally contributed to MB Storage was allocated between us and Louis Dreyfus based on the net book value of the assets contributed. Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation was allocated evenly between us and Louis Dreyfus. For the period from January 1, 2007 through February 28, 2007 and for the three months ended March 31, 2006, our sharing ratio in the earnings of MB Storage was approximately 55.9% and 57.9%, respectively. During the period from January 1, 2007 through February 28, 2007, we received distributions from MB Storage of $10.4 million and made no contributions to MB Storage. During the three months ended March 31, 2006, we received distributions from MB Storage of $7.8 million and contributed $1.7 million to MB Storage.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Summarized Financial Information for Centennial and MB Storage
     We use the equity method of accounting to account for our investments in Centennial and MB Storage. Summarized combined financial information for Centennial for the three months ended March 31, 2007 and for MB Storage for the period from January 1, 2007 through February 28, 2007, and for Centennial and MB Storage for the three months ended March 31, 2006, is presented below:

	For the Three Months Ended
	March 31,
	2007	2006
Revenues	$16,415	$17,072
Net income	1,353	292
     Summarized combined balance sheet information for Centennial as of March 31, 2007, and for Centennial and MB Storage as of December 31, 2006, is presented below:

	March 31,	December 31,
	2007	2006
Current assets	$13,983	$36,735
Noncurrent assets	255,715	359,156
Current liabilities	23,963	30,959
Long-term debt	137,500	150,000
Noncurrent liabilities	6,742	5,971
Partners’ capital	101,493	208,961
NOTE 7. DISPOSITIONS
MB Storage
     On March 1, 2007, we sold our 49.5% ownership interest in MB Storage, our 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) and other related assets to Louis Dreyfus for a total of approximately $157.2 million in cash, which includes approximately $18.5 million for our other assets. This sale was in compliance with the October 2006 order and consent agreement with the Bureau of Competition of the Federal Trade Commission (“FTC”) and was completed in accordance with the terms and conditions approved by the FTC in February 2007. We used the proceeds to repay a portion of the note payable to our Parent Partnership. We recognized gains of approximately $59.8 million and $13.2 million related to the sale of our equity interests and other related assets, respectively, which are included in gain on sale of ownership interest in MB Storage and gain on the sale of assets, respectively, in our statements of consolidated income.
     In conjunction with the sale of our interest in MB Storage, we entered into operating agreements with Louis Dreyfus and MB Storage. In accordance with a transition services agreement between Louis Dreyfus and us effective as of March 1, 2007, we will provide certain administrative services to MB Storage for a period of up to two years after the sale, for a fee equal to 110% of the direct costs and expenses that we and our affiliates incur to provide the transition services to MB Storage. Payments for these services will be made according to the terms specified in the shared services agreement.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Other Refined Products Assets
     On January 23, 2007, we sold a 10-mile, 18-inch segment of pipeline to an affiliate of Enterprise for approximately $8.0 million in cash. These assets had a net book value of approximately $2.5 million. The sales proceeds were used to fund construction of a replacement pipeline in the area, in which the new pipeline provides greater operational capability and flexibility. We recognized a gain of approximately $5.5 million on this transaction, which is included in gain on sale of assets in our statements of consolidated income.
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
     Goodwill represents the excess of purchase price over fair value of net assets acquired. We account for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets, which was issued by the FASB in July 2001. SFAS 142 prohibits amortization of goodwill, but instead requires testing for impairment at least annually. We test goodwill for impairment annually at December 31.
     To perform an impairment test of goodwill, we determined we have one reporting unit. We calculate the carrying value of the reporting unit, and we then determine the fair value of the reporting unit and compare it to the carrying value of the reporting unit. We will continue to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if an impairment loss has occurred. At December 31, 2006, the recorded value of goodwill was $1.3 million, which was recorded upon the acquisition of Mississippi Terminal and Marketing Inc. (“MTMI”) in November 2006.
Other Intangible Assets
     The following table reflects the components of amortized intangible assets, included in goodwill and other intangible assets on the consolidated balance sheets, and excess investment included in equity investments, at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Transportation agreements	$2,974	$(515)	$2,974	$(386)
Excess investment:
Centennial Pipeline LLC	$33,390	$(17,196)	$33,390	$(16,579)
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

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     Amortization expense on intangible assets was $0.1 million for the three months ended March 31, 2007 and less than $0.1 million for the three months ended March 31, 2006. Amortization expense on our excess investment included in equity earnings was $0.6 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively.
     The following table sets forth the estimated amortization expense of intangible assets and the estimated amortization expense allocated to equity earnings for the years ending December 31:

	Intangible Assets	Excess Investments
2007	$460	$3,675
2008	185	3,799
2009	185	4,004
2010	185	2,798
2011	185	96
NOTE 9. DEBT OBLIGATIONS
Senior Notes
     On January 27, 1998, we issued $180.0 million principal amount of 6.45% Senior Notes due 2008, and $210.0 million principal amount of 7.51% Senior Notes due 2028 (collectively the “Senior Notes”). The 6.45% Senior Notes were issued at a discount of $0.3 million and are being accreted to their face value over the term of the notes. The 6.45% Senior Notes due 2008 may not be redeemed prior to January 15, 2008. The 7.51% Senior Notes due 2028, issued at par, may be redeemed at any time after January 15, 2008, at our option, in whole or in part, at the following redemption prices (expressed in percentages of the principal amount) if redeemed during the twelve months beginning January 15 of the years indicated:

Redemption
Year	Price
2008	103.755%
2009	103.380%
2010	103.004%
2011	102.629%
2012	102.253%
2013	101.878%
2014	101.502%
2015	101.127%
2016	100.751%
2017	100.376%
and thereafter at 100% of the principal amount, together in each case with accrued interest at the redemption date.
     The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. At March 31, 2007, we were in compliance with the covenants of the Senior Notes.
     We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above (see Note 4). The Senior Notes include the fair value of our interest rate swap, which were liabilities of approximately $2.0 million and $2.6 million at March 31, 2007, and December 31, 2006, respectively.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The following table summarizes the estimated fair values of the Senior Notes at March 31, 2007, and December 31, 2006:

		Fair Value
	Face Value	March 31, 2007	December 31, 2006
6.45% Senior Notes, due January 2008	$180,000	$181,080	$181,641
7.51% Senior Notes, due January 2028	210,000	219,450	221,471
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
     Our Parent Partnership has in place a $700.0 million unsecured revolving credit facility, including the issuance of letters of credit (“Revolving Credit Facility”), which matures on December 13, 2011. Our Parent Partnership may request up to two one-year extensions of the maturity date, subject to lender approval and the satisfaction of certain other conditions. Commitments under the credit facility may be increased up to a maximum of $850.0 million upon our Parent Partnership’s request, subject to lender approval and the satisfaction of certain other conditions. The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. Financial covenants in the Revolving Credit Facility require that our Parent Partnership maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods. Other restrictive covenants in the Revolving Credit Facility limit our Parent Partnership’s and its subsidiaries’ (including us) ability to, among other things, incur additional

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
indebtedness, make distributions in excess of available cash, incur liens, engage in specified transactions with affiliates, including us, and complete mergers, acquisitions and sales of assets. The credit agreement restricts the amount of outstanding debt of the Parent Partnership’s Jonah Gas Gathering Company joint venture to debt owing to the owners of the partnership interests and other third-party debt in the principal aggregate amount of $50.0 million and allows for the issuance of certain hybrid securities of up to 15% of the Parent Partnership’s Consolidated Total Capitalization (as defined therein). At March 31, 2007, our Parent Partnership had $399.5 million outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.94%. At March 31, 2007, our Parent Partnership was in compliance with the covenants of the Revolving Credit Facility.
     At March 31, 2007 and December 31, 2006, we had unsecured intercompany notes payable to our Parent Partnership of $98.7 million and $240.8 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at March 31, 2007, was 6.7%. At March 31, 2007 and December 31, 2006, accrued interest includes $1.4 million and $3.9 million, respectively, due to our Parent Partnership. For the three months ended March 31, 2007 and 2006, interest costs incurred on the note payable to our Parent Partnership totaled $3.1 million and $3.5 million, respectively.
NOTE 10. QUARTERLY DISTRIBUTONS OF AVAILABLE CASH
     We typically make quarterly cash distributions of all of our available cash after our General Partner establishes cash reserves. We pay distributions of 99.999% to our Parent Partnership and 0.001% to our General Partner.
     During the three months ended March 31, 2007 and 2006, we paid cash distributions to our Parent Partnership totaling $21.7 million and $16.7 million, respectively. We expect to pay a cash distribution to our Parent Partnership of approximately $36.8 million on or about May 7, 2007 for the quarter ended March 31, 2007.
NOTE 11. RELATED PARTY TRANSACTIONS
Parent Partnership
     We do not have any employees. Our Parent Partnership is managed by the Company. According to our Partnership Agreement and the ASA with EPCO and certain of its affiliates, we reimburse our Parent Partnership for all direct and indirect expenses related to our business activities. Our Parent Partnership reimburses its General Partner, the Company and EPCO on our behalf for the allocated costs of its employees who perform operating, management and other administrative functions for us (see Note 1).
     Our Parent Partnership allocates operating, general and administrative expenses to us for legal, insurance, financial, communication and other administrative services based upon the estimated level of effort devoted to our various operations. In addition, we make cash payments under the ASA on behalf of the Parent Partnership for various expenses. At March 31, 2007, and December 31, 2006, we had net receivables of $64.0 million and $56.2 million, respectively, from our Parent Partnership related to these affiliated activities.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
EPCO and Affiliates
     The following table summarizes the related party transactions with EPCO and affiliates for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended
	March 31,
	2007	2006
Revenues from EPCO and affiliates:
Transportation – LPGs	$1,606	$1,723
Other operating revenues	306	37

Costs and Expenses from EPCO and affiliates:
Payroll and administrative (1)	11,227	13,360

(1)	Substantially all of these costs were related to payroll, payroll related expenses, insurance expense and administrative expenses incurred in managing us and our subsidiaries.
     At March 31, 2007, we had a payable to EPCO and affiliates of $9.4 million related to direct operational related costs, net of transportation services provided to EPCO and affiliates. At December 31, 2006, we had a receivable from EPCO and affiliates of $0.3 million related to transportation services provided to EPCO and affiliates, net of other operational related charges payable to EPCO and affiliates. At March 31, 2007 and December 31, 2006, we had an insurance reimbursement receivable due from EPCO of $1.4 million. Additionally, at December 31, 2006, we had deferred revenue from EPCO of $0.3 million.
Other Transactions
     On January 23, 2007, we sold a 10-mile, 18-inch segment of pipeline to an affiliate of Enterprise for approximately $8.0 million. These assets had a net book value of approximately $2.5 million. The sales proceeds were used to fund construction of a replacement pipeline in the area, in which the new pipeline provides greater operational capability and flexibility. We recognized a gain of approximately $5.5 million on this transaction (see Note 7).
NOTE 12. COMMITMENTS AND CONTINGENCIES
Litigation
     In the fall of 1999, we and the Company were named as defendants in a lawsuit in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al. and Michael and Linda Robson, et al. v. Texas Eastern Corporation, et al. In the lawsuit, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaint, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. On March 18, 2005, we entered into Release and Settlement Agreements with the McCleery plaintiffs dismissing all of these plaintiffs’ claims on terms that did not have a material adverse effect on our financial position, results of operations or cash flows. Although we did not settle with all plaintiffs and we therefore remain named parties in the Michael and Linda Robson, et al. v. Texas Eastern Corporation, et al. action, a co-defendant has agreed, by Cooperative Defense Agreement, to fund the

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
defense. In a trial verdict rendered April 26, 2007, the plaintiffs in this case were awarded no damages from TE Products, and $0.2 million from the co-defendant. It is uncertain whether the plaintiffs will appeal. Consequently, we do not believe that the outcome of these remaining claims will have a material adverse effect on our financial position, results of operations or cash flows.
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
     The complaint alleges, among other things, that certain of the transactions proposed in the Proxy Statement, including a proposal to reduce the Company’s maximum percentage interest in the Parent Partnership’s distributions in exchange for limited partner units (the “Issuance Proposal”), are unfair to its unitholders and constitute a breach by the defendants of fiduciary duties owed to its unitholders and that the Proxy Statement failed to provide its unitholders with all material facts necessary for them to make an informed decision whether to vote in favor of or against the proposals. The complaint further alleges that, since Mr. Duncan acquired control of the Company in 2005, the defendants, in breach of their fiduciary duties to the Parent Partnership and its unitholders, have caused the Parent Partnership to enter into certain transactions with Enterprise or its affiliates that are unfair to it or otherwise unfairly favored Enterprise or its affiliates over the Parent Partnership. The complaint alleges that such transactions include the Jonah joint venture entered into by our Parent Partnership and an Enterprise affiliate in August 2006 (citing the fact that the Company’s Audit, Conflicts and Governance Committee (“ACG Committee”) did not obtain a fairness opinion from an independent investment banking firm in approving the transaction), the sale by our Parent Partnership to an Enterprise affiliate of its Pioneer plant in March 2006 and the divestiture of our interest in MB Storage in connection with an investigation by the FTC. As more fully described in the Proxy Statement, the AGC Committee recommended the Issuance Proposal for approval by the Board of Directors of the Company. The

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
complaint also alleges that Richard S. Snell, Michael B. Bracy and Murray H. Hutchison, constituting the three members of the AGC Committee, cannot be considered independent because of their alleged ownership of securities in Enterprise and its affiliates and their relationships with Mr. Duncan.
     The complaint seeks relief (i) rescinding transactions in the complaint that have been consummated or awarding rescissory damages in respect thereof, including the divestiture of our interest in MB Storage; (ii) awarding damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the complaint; and (iii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts.
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
     We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations, and that the cost of compliance with such laws and regulations will not have a material adverse effect on our results of operations or financial position. We cannot ensure, however, that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. The clear

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have material adverse effect on our business, financial position, results of operations and cash flows. At March 31, 2007, and December 31, 2006, we have an accrued liability of $0.9 million and $0.8 million, respectively, related to sites requiring environmental remediation activities.
     In 1994, the LDEQ issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination. Effective March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility. This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility. At March 31, 2007, we have an accrued liability of $0.1 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.
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
     The FERC, pursuant to the Interstate Commerce Act of 1887, as amended, the Energy Policy Act of 1992 and rules and orders promulgated thereunder, regulates the tariff rates for our interstate common carrier pipeline operations. To be lawful under that Act, interstate tariff rates, terms and conditions of service must be just and reasonable and not unduly discriminatory, and must be on file with FERC. In addition, pipelines may not confer any undue preference upon any shipper. Shippers may protest, and the FERC may investigate, the lawfulness of new or changed tariff rates. The FERC can suspend those tariff rates for up to seven months. It can also require refunds of amounts collected with interest pursuant to rates that are ultimately found to be unlawful. The FERC and interested parties can also challenge tariff rates that have become final and effective. Because of the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of our rates could adversely affect our revenues.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
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
Contractual Obligations
     There have been no significant changes in our schedule of long-term debt or other contractual obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2006.
Other
     Centennial entered into credit facilities totaling $150.0 million, and as of March 31, 2007, $150.0 million was outstanding under those credit facilities, of which $10.0 million matured and was repaid in April 2007, and $140.0 million expires in 2024. We and Marathon have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under these credit facilities. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for Marathon and us is $75.0 million each at March 31, 2007. Provisions included in the $140.0 million Centennial credit facility required that certain financial metrics be achieved and for the guarantees to be removed by May 2007. It is not projected that these metrics will be achieved, and we expect to amend the provisions of the Centennial debt agreements in the second quarter of 2007 to require the guarantees to remain throughout the life of the debt. As a result of the guarantee, we recorded an obligation of $0.1 million, which represents the present value of the estimated amount we would have to pay under the guarantee.
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
     On February 24, 2005, the Company was acquired from Duke Energy Field Services, LLC by DFI. The Company owns a 2% general partner interest in the Parent Partnership and is the general partner of the Parent Partnership. On March 11, 2005, the Bureau of Competition of the FTC delivered written notice to DFI’s legal advisor that it was conducting a non-public investigation to determine whether DFI’s acquisition of the Company may substantially lessen competition or violate other provisions of federal antitrust laws. We, the Company and the Parent Partnership cooperated fully with this investigation.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     On October 31, 2006, an FTC order and consent agreement ending its investigation became final. The order required the divestiture of our equity interest in MB Storage, its general partner and certain related assets to one or more FTC-approved buyers in a manner approved by the FTC and subject to its final approval. The order contained no minimum price for the divestiture and required that we provide the acquirer or acquirers the opportunity to hire employees who spend more than 10% of their time working on the divested assets. The order also imposed specified operational, reporting and consent requirements on us including, among other things, in the event that we acquire interests in or operate salt dome storage facilities for NGLs in specified areas. The FTC approved a buyer and sale terms for our interest in MB Storage and certain related pipelines, and we closed on such sale on March 1, 2007 (see Note 7).
     On December 19, 2006, we announced that we had signed an agreement with Motiva Enterprises, LLC (“Motiva”) for us to construct and operate a new refined products storage facility to support the proposed expansion of Motiva’s refinery in Port Arthur, Texas. Under the terms of the agreement, we will construct a 5.4 million barrel refined products storage facility for gasoline and distillates. The agreement also provides for a 15-year throughput and dedication of volume, which will commence upon completion of the refinery expansion. The project includes the construction of 20 storage tanks, five 3.5-mile product pipelines connecting the storage facility to Motiva’s refinery, 15,000 horsepower of pumping capacity, and distribution pipeline connections to the Colonial, Explorer and Magtex pipelines. The storage and pipeline project is expected to be completed by January 1, 2010. As a part of a separate but complementary initiative, we will construct an 11-mile, 20-inch pipeline to connect the new storage facility in Port Arthur to our refined products terminal in Beaumont, Texas, which is the primary origination facility for our mainline system. These projects will facilitate connections to additional markets through the Colonial, Explorer and Magtex pipeline systems and provide the Motiva refinery with access to our pipeline system. The total cost of the project is expected to be approximately $240.0 million, including $20.0 million for the 11-mile, 20-inch pipeline. By providing access to several major outbound refined product pipeline systems, shippers should have enhanced flexibility and new transportation options. Under the terms of the agreement, if Motiva cancels the agreement prior to the commencement date of the project, Motiva will reimburse us the actual reasonable expenses we have incurred after the effective date of the agreement, including both internal and external costs that would be capitalized as a part of the project. If the cancellation were to occur in 2007, Motiva would also pay costs incurred to date plus a five percent cancellation fee, with the fee increasing to ten percent after 2007.

TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION
     The following table provides information regarding (i) the net effect of changes in our operating assets and liabilities, and (ii) cash payments for interest for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended
	March 31,
	2007	2006
Decrease (increase) in:
Accounts receivable, trade	$(747)	$8,841
Accounts receivable, related parties	(7,388)	928
Inventories	448	(1,266)
Other current assets	180	644
Other	(2,974)	(1,551)
Increase (decrease) in:
Accounts payable and accrued expenses	(19,245)	(13,818)
Accounts payable, related parties	3,263	(9,903)
Other	104	(2,258)

Net effect of changes in operating accounts	$(26,359)	$(18,383)

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$20,260	$15,603

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this report. The following information and such consolidated financial statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our discussion and analysis includes the following:
•	Cautionary Note Regarding Forward-Looking Statements.

•	Overview of Critical Accounting Policies and Estimates.

•	Overview of Business.

•	Results of Operations – Discusses material period-to-period variances in the statements of consolidated income.

•	Financial Condition and Liquidity – Analyzes cash flows and financial position.

•	Other Considerations – Addresses available sources of liquidity, trends, future plans and contingencies that are reasonably likely to materially affect future liquidity or earnings.

•	Recent Accounting Pronouncements.
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
Cautionary Note Regarding Forward-Looking Statements
     The matters discussed in this Quarterly Report on Form 10-Q (this “Report”) include “forward-looking statements”. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical facts are forward-looking statements. The words “proposed”, “anticipate”, “potential”, “may”, “will”, “could”, “should”, “expect”, “estimate”, “believe”, “intend”, “plan”, “seek” and similar expressions are intended to identify forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-

looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. While we believe our expectations reflected in these forward-looking statements are reasonable, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline companies, changes in laws or regulations and other factors, many of which are beyond our control. For example, the demand for refined products is dependent upon the price, prevailing economic conditions and demographic changes in the markets served, trucking and railroad freight, agricultural usage and military usage and the demand for propane is sensitive to the weather and prevailing economic conditions. We are also subject to regulatory factors such as the amounts we are allowed to charge our customers for the services we provide on our regulated pipeline systems. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations. Also note that we provide additional cautionary discussion of risks and uncertainties under the captions “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Overview of Critical Accounting Policies and Estimates
     A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain of these accounting policies require the use of estimates. As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: revenue and expense accruals, including accruals of power costs and property taxes; reserves for environmental matters; depreciation methods and estimated useful lives of property, plant and equipment; and goodwill and intangible assets. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial position, and results of operations and cash flows.
Overview of Business
     We are a wholly owned subsidiary of the Parent Partnership. We operate and report in one business segment: transportation, marketing and storage of refined products, LPGs and petrochemicals. We own, operate or have investments in properties located in 14 states.
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
     Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview of Business in our Annual Report on Form 10-K for the year ended December 31, 2006 for an overview of how revenues are earned and other factors affecting the results and financial position of our businesses.

Recent Developments
     On March 1, 2007, we sold our 49.5% ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”), our 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) and other related assets to Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) for a total of approximately $157.2 million in cash, which includes approximately $18.5 million for our other assets. This sale was in compliance with the October 2006 order and consent agreement with the Bureau of Competition of the Federal Trade Commission (“FTC”) and was completed in accordance with the terms and conditions approved by the FTC in February 2007. We used the proceeds to repay a portion of the note payable to our Parent Partnership. We recognized gains of approximately $59.8 million and $13.2 million related to the sale of our equity interests and other related assets, respectively, which are included in gain on sale of ownership interest in MB Storage and gain on the sale of assets, respectively, in our statements of consolidated income.
Results of Operations
     The following table presents volumes delivered in barrels and average tariff per barrel for the three months ended March 31, 2007 and 2006 (in thousands, except tariff information):

	For the Three Months		Percentage
	Ended March 31,		Increase
	2007	2006	(Decrease)
Volumes Delivered:
Refined products	35,754	35,808	—
LPGs	16,598	12,840	29%

Total	52,352	48,648	8%

Average Tariff per Barrel:
Refined products	$1.04	$0.89	17%
LPGs	2.17	2.29	(5%)
Average system tariff per barrel	1.40	1.26	11%
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
Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
     Effective November 1, 2006, we purchased a refined products terminal in Aberdeen, Mississippi, from Mississippi Terminal and Marketing Inc. We conduct distribution and marketing operations whereby we provide terminaling services for our throughput and exchange partners at this terminal. We also purchase refined products from our throughput partners that we in turn sell through spot sales at the Aberdeen truck rack to independent wholesalers and retailers of refined products. For the three months ended March 31, 2007, sales related to these refined products marketing activities were $9.4 million and purchases of refined products for these activities were $9.4 million.
     Revenues from refined products transportation increased $5.3 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to an increase in the refined products average rate per barrel. The average rate increased primarily due to an increase in gasoline blendstock and jet fuel deliveries, which tend to be longer haul movements and have a higher tariff, and an increase in system tariffs, which went into effect in April and July 2006. The increase in the refined products average rate was partially due to the impact of Centennial Pipeline LLC (“Centennial”) on the average rates. Movements during the three months ended March 31, 2007 on Centennial were a smaller percentage of the total deliveries when compared to the prior year period deliveries. When the proportion of refined products deliveries from a Centennial origin decrease, our average tariff increases. Conversely, if a larger proportion of the refined products deliveries from a Centennial origin increase, our average tariff declines.
     Revenues from LPGs transportation increased $6.6 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, due to higher deliveries of propane in the upper Midwest and Northeast market areas as a result of colder than normal winter weather in February 2007. The LPGs average rate per barrel decreased from the prior year period primarily as a result of increased short-haul deliveries during the three months ended March 31, 2007, compared with the prior year period.
     Other operating revenues remained virtually unchanged for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to $1.1 million of increased costs of upsystem product exchanges, partially offset by a $0.8 million increase in refined products terminaling revenue and a $0.3 million increase in LPG rental revenue.
     Costs and expenses (excluding purchases of petroleum products) decreased $19.2 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006. During the three months ended March 31, 2007, we recognized a net gain of $18.7 million from the sales of various assets to Enterprise and Louis Dreyfus (see Note 7 in the Notes to the Consolidated Financial Statements). Operating expenses decreased $2.1 million primarily due to a $2.1 million decrease in operating costs related to the migration to a shared services environment with EPCO, including integrating such departments as engineering and information technology; a $1.2 million decrease in pipeline operating costs primarily as a result of the timing of projects in the current period; a $0.5 million decrease in pipeline inspection and repair costs associated with our integrity management program; and a $0.3 million decrease in environmental remediation and assessment activities, partially offset by $1.2 million of higher insurance premiums and a $0.8 million increase in rental expense on the Centennial pipeline capacity lease. General and administrative expenses decreased $1.0 million primarily due to $1.1 million of expense in the prior year period relating to the retirement of an executive in February 2006. Operating fuel and power increased $1.1 million primarily due to increased mainline throughput and higher power rates. Depreciation and amortization expense increased $0.8 million primarily due to assets placed into service and asset retirements in 2007. Taxes – other than income taxes increased $0.5 million primarily due to a true-up of property tax accruals.
     Net losses from equity investments increased for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, as shown below (in thousands):

	For the Three Months
	Ended March 31,		Increase
	2007	2006	(Decrease)
Centennial	$(3,987)	$(3,913)	$(74)
MB Storage	2,491	2,651	(160)
Other	9	(4)	13

Total equity losses	$(1,487)	$(1,266)	$(221)

     Equity losses in Centennial increased $0.1 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to lower transportation revenues and increased costs relating to pipeline inspection and repair costs associated with its integrity management program, partially offset by lower amortization expense on the portion of our excess investment in Centennial. Equity earnings in MB Storage decreased $0.2 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to the sale of MB Storage on March 1, 2007 to Louis Dreyfus (see Note 7 in the Notes to the Consolidated Financial Statements) and higher system maintenance expenses, partially offset by higher revenues and higher operating fuel and power in the 2006 period resulting from higher power rates and increased volumes. For the period from January 1, 2007 through February 28, 2007 and for the three months ended March 31, 2006, our sharing ratios in the earnings of MB Storage were approximately 55.9% and 57.9%, respectively.

     Interest expense decreased $0.2 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to lower outstanding debt balances and lower average interest rates under the note payable with our Parent Partnership. Interest capitalized increased $0.4 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to higher construction work-in-progress balances in 2007 as compared to the 2006 period.
Income Taxes – Texas Margin Tax
     In May 2006, the State of Texas enacted a new business tax (the “Texas Margin Tax”) that replaces its existing franchise tax. In general, legal entities that do business in Texas are subject to the Texas Margin Tax. Limited partnerships, limited liability companies, corporations, limited liability partnerships and joint ventures are examples of the types of entities that are subject to the Texas Margin Tax. As a result of the change in tax law, our tax status in the state of Texas changed from nontaxable to taxable. The Texas Margin Tax is considered an income tax for purposes of adjustments to deferred tax liability, as the tax is determined by applying a tax rate to a base that considers both revenues and expenses. The Texas Margin Tax becomes effective for franchise tax reports due on or after January 1, 2008. The Texas Margin Tax due in 2008 will be based on revenues earned during the 2007 fiscal year. For the three months ended March 31, 2007, we recorded a $0.2 million current tax liability. The offsetting charge is shown on our statement of consolidated income for the three months ended March 31, 2007 as provision for income taxes.
     The Texas Margin Tax is assessed at 1% of Texas-sourced taxable margin measured by the ratio of gross receipts from business done in Texas to gross receipts from business done everywhere. The taxable margin is computed as the lesser of (i) 70% of total revenue or (ii) total revenues less (a) cost of goods sold or (b) compensation. The Texas Margin Tax is calculated, paid and filed at an affiliated unitary group level. Generally, an affiliated group is made up of one or more entities in which a controlling interest of at least 80% is owned by a common owner or owners. Generally, a business is unitary if it is characterized by a sharing or exchange of value between members of the group, and a synergy and mutual benefit all of the members of the group achieved by working together.
     Since the Texas Margin Tax is determined by applying a tax rate to a base that considers both revenues and expenses, it has characteristics of an income tax. Accordingly, we determined the Texas Margin Tax should be accounted for as an income tax in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.
Financial Condition and Liquidity
     Cash generated from operations and loans or capital contributions from our Parent Partnership are our primary sources of liquidity. At March 31, 2007 and December 31, 2006, we had working capital surpluses of $72.1 million and $53.8 million, respectively. We are a wholly owned subsidiary of the Parent Partnership. We expect that our Parent Partnership will make capital contributions, loans or otherwise provide liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so. At March 31, 2007, our Parent Partnership had approximately $291.4 million in available borrowing capacity under its revolving credit facility to cover any working capital needs, and we expect that our Parent Partnership’s cash flows from operating activities, the sale of additional debt or equity in the capital markets and capacity under its Revolving Credit Facility will provide necessary liquidity to us. For further discussion regarding our Parent Partnership’s sources of liquidity, please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and Liquidity in our Parent Partnership’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007 and its Annual Report on Form 10-K for the year ended December 31, 2006. Cash flows for the three months ended March 31, 2007 and 2006, were as follows (in millions):

	For the Three Months Ended
	March 31,
	2007	2006
Cash provided by (used in):
Operating activities	$22.2	$14.5
Investing activities	141.8	(13.4)
Financing activities	(163.8)	(1.1)
Operating Activities
     Net cash provided by operating activities for the three months ended March 31, 2007 and 2006, was comprised of the following (in millions):

	For the Three Months Ended
	March 31,
	2007	2006
Net income	$104.2	$13.7
Depreciation and amortization	10.9	10.0
Losses in equity investments	1.5	1.3
Distributions from equity investments	10.4	7.8
Gains on sales of assets	(18.7)	—
Gain on sale of ownership interest in MB Storage	(59.8)	—
Non-cash portion of interest expense	0.1	0.1
Net effect of changes in operating accounts	(26.4)	(18.4)

Net cash provided by operating activities	$22.2	$14.5

     Net cash provided by operating activities increased $7.7 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to an increase in net income and an increase of $2.6 million in distributions received from our equity investment in MB Storage, partially offset by the timing of cash disbursements and cash receipts for working capital. For a discussion of changes in net income, depreciation and amortization and losses in equity investments, see “Results of Operations” above.
     Net cash provided by operating activities for the three months ended March 31, 2007 and 2006, included interest payments, net of amounts capitalized, of $20.3 million and $15.6 million, respectively. Excluding the effects of hedging activities and interest capitalized, during the year ended December 31, 2007, we expect interest payments on our Senior Notes to be approximately $27.4 million. We expect to pay our interest payments with cash flows from operating activities.
Investing Activities
     Cash flows provided by investing activities totaled $141.8 million for the three months ended March 31, 2007, and were comprised of $165.3 million in net cash proceeds from asset sales and ownership interests, which includes $138.8 million from the sale of our ownership interests in MB Storage and its general partner and $18.5 million for the sale of other assets, all to Louis Dreyfus on March 1, 2007, as well as $8.0 million for the sale of assets to Enterprise in January 2007 (see Note 7 in the Notes to the Consolidated Financial Statements), partially offset by $17.4 million of capital expenditures and $6.1 million of cash contributions for our ownership interest in Centennial for contractual obligations that were created upon formation of Centennial. Cash flows used in investing activities totaled $13.4 million for the three months ended March 31, 2006, and were comprised of $11.7 million of capital expenditures and $1.7 million of cash contributions for our ownership interest in MB Storage for capital expenditures.

Financing Activities
     Cash flows used in financing activities totaled $163.8 million for the three months ended March 31, 2007, and were comprised of $142.0 million in repayments, net of borrowings, under our Note Payable to our Parent Partnership and $21.7 million of distributions paid to our Parent Partnership. Cash flows used in financing activities totaled $1.1 million for the three months ended March 31, 2006, and were comprised of $16.7 million of distributions paid to our Parent Partnership, partially offset by $15.6 million of net proceeds under our Note Payable to our Parent Partnership.
     During the three months ended March 31, 2007 and 2006, we paid cash distributions to our Parent Partnership totaling $21.7 million and $16.7 million, respectively. We expect to pay a cash distribution to our Parent Partnership of approximately $36.8 million on or about May 7, 2007 for the quarter ended March 31, 2007.
Other Considerations
Universal Shelf
     Our Parent Partnership has filed with the SEC a universal shelf registration statement that, subject to agreement on terms at the time of use and appropriate supplementation, allows it to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof. Our Parent Partnership has remaining approximately $1.5 billion of availability under this shelf registration, subject to customary marketing terms and conditions.
Credit Facilities
     We currently utilize debt financing available from our Parent Partnership through intercompany notes. The terms of the intercompany notes generally match the principal and interest payment dates under the Parent Partnership’s debt instruments. The interest rates charged by the Parent Partnership include the stated interest rate paid by the Parent Partnership on its debt obligations, plus a premium to cover debt issuance costs. The interest rates decrease or increase to cover gains and losses, respectively, on any interest rate swaps that the Parent Partnership may have in place on its credit facility and senior notes. The Parent Partnership’s revolving credit facility is described below (see Note 9 in the Notes to the Consolidated Financial Statements for a discussion of the Parent Partnership’s senior notes).
     Our Parent Partnership has in place a $700.0 million unsecured revolving credit facility, including the issuance of letters of credit (“Revolving Credit Facility”), which matures on December 13, 2011. Our Parent Partnership may request up to two one-year extensions of the maturity date, subject to lender approval and the satisfaction of certain other conditions. Commitments under the credit facility may be increased up to a maximum of $850.0 million upon our Parent Partnership’s request, subject to lender approval and the satisfaction of certain other conditions. The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. Financial covenants in the Revolving Credit Facility require that our Parent Partnership maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods. Other restrictive covenants in the Revolving Credit Facility limit our Parent Partnership’s and its subsidiaries’ (including us) ability to, among other things, incur additional indebtedness, make distributions in excess of available cash, incur liens, engage in specified transactions with affiliates, including us, and complete mergers, acquisitions and sales of assets. The credit agreement restricts the amount of outstanding debt of the Parent Partnership’s Jonah Gas Gathering Company joint venture to debt owing to the owners of the partnership interests and other third-party debt in the principal aggregate amount of $50.0 million and allows for the issuance of certain hybrid securities of up to 15% of the Parent Partnership’s Consolidated Total Capitalization (as defined therein). At March 31, 2007, our Parent Partnership had $399.5 million outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.94%. At March 31, 2007, our Parent Partnership was in compliance with the covenants of this credit facility.

     At March 31, 2007 and December 31, 2006, we had unsecured intercompany notes payable to our Parent Partnership of $98.7 million and $240.8 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at March 31, 2007, was 6.7%. At March 31, 2007 and December 31, 2006, accrued interest includes $1.4 million and $3.9 million, respectively, due to our Parent Partnership. For the three months ended March 31, 2007 and 2006, interest costs incurred on the note payable to our Parent Partnership totaled $3.1 million and $3.5 million, respectively.
Future Capital Needs and Commitments
     We estimate that capital expenditures, excluding acquisitions and joint venture contributions, for 2007 will be approximately $230.0 million (including $6.0 million of capitalized interest). We expect to spend approximately $202.0 million for revenue generating projects and facility improvements. We expect to spend approximately $20.0 million to sustain existing operations, including life-cycle replacements for equipment at various facilities and pipeline and tank replacements and approximately $2.0 million for various system upgrade projects.
     During 2007, we may be required to contribute additional cash to Centennial to cover capital expenditures or other operating needs. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present business operations. These expenditures can vary greatly depending on the magnitude of our transactions. We may finance capital expenditures through internally generated funds, debt or capital contributions from our Parent Partnership or any combination thereof.
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
     Our 6.45% Senior Notes due in January 2008 are classified as a long-term liability in our consolidated balance sheet at March 31, 2007, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced. We believe our Parent Partnership has sufficient liquidity and access to the capital markets to fund the repayment of principal of these Senior Notes in the form of an intercompany loan to us.
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

     Centennial entered into credit facilities totaling $150.0 million, and as of March 31, 2007, $150.0 million was outstanding under those credit facilities, of which $10.0 million matured and was repaid in April 2007, and $140.0 million expires in 2024. We and Marathon Petroleum Company LLC (“Marathon”) have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under these credit facilities. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for Marathon and us is $75.0 million each at March 31, 2007. Provisions included in the $140.0 million Centennial credit facility required that certain financial metrics be achieved and for the guarantees to be removed by May 2007. It is not projected that these metrics will be achieved, and we expect to amend the provisions of the Centennial debt agreements in the second quarter of 2007 to require the guarantees to remain throughout the life of the debt. As a result of the guarantee, we recorded an obligation of $0.1 million, which represents the present value of the estimated amount we would have to pay under the guarantee.
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
Contractual Obligations
     There have been no significant changes in our schedule of maturities of long-term debt or other contractual obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2006.
     Our senior unsecured debt is rated BBB- by Standard and Poors (“S&P”) and Baa3 by Moody’s Investors Service (“Moody’s”). Both ratings are with a stable outlook and were reaffirmed during the first quarter of 2006. Our Parent Partnership’s senior unsecured debt is also rated BBB- by S&P and Baa3 by Moody’s. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change and should be evaluated independently of any other rating.
Recent Accounting Pronouncements
     See discussion of new accounting pronouncements in Note 2 in the Notes to the Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We may be exposed to market risk through changes in interest rates. We do not have foreign exchange risks. Our Risk Management Committee has established policies to monitor and control these market risks. The Risk Management Committee is comprised, in part, of senior executives of the Company. For additional discussion of our exposure to market risks, please refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     The following table summarizes the estimated fair values of the Senior Notes as of March 31, 2007, and December 31, 2006 (in thousands):

		Fair Value
	Face	March 31,	December 31,
	Value	2007	2006
6.45% Senior Notes, due January 2008	$180,000	$181,080	$181,641
7.51% Senior Notes, due January 2028	210,000	219,450	221,471
     In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes. Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and receive a fixed rate of interest of 7.51%. During the three months ended March 31, 2007 and 2006, we recognized reductions in interest expense of $0.3 million and $0.7 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarters ended March 31, 2007 and 2006, we reviewed the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair values of this interest rate swap were liabilities of approximately $2.0 million and $2.6 million at March 31, 2007 and December 31, 2006, respectively. Utilizing the balance of the 7.51% Senior Notes outstanding at March 31, 2007, and including the effects of hedging activities, if market interest rates increased 100 basis points, the annual increase in interest expense would be $2.1 million.
     At March 31, 2007, and December 31, 2006, we had unsecured intercompany notes payable to our Parent Partnership of $98.7 million and $240.8 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes and 6.125% Senior Notes. The weighted average interest rate on the note payable to the Parent Partnership at March 31, 2007, was 6.7%. At March 31, 2007 and December 31, 2006, accrued interest includes $1.4 million and $3.9 million, respectively, due to our Parent Partnership. For the three months ended March 31, 2007 and 2006, interest costs incurred on the note payable to our Parent Partnership totaled $3.1 million and $3.5 million, respectively.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on those evaluations, as of March 31, 2007, the CEO and CFO concluded:
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
Changes in Internal Control over Financial Reporting
     During 2006, we commenced a project to replace or upgrade our general ledger and consolidation software. The implementation occurred on January 1, 2007. The project is not in response to any identified deficiency or weakness in our internal control over financial reporting. Other than replacement or upgrade of our general ledger and consolidation software on January 1, 2007, there has been no change in our internal control over financial reporting during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     The certifications of our General Partner’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this Report.
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
Item 1A. Risk Factors
     Security holders and potential investors should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, in addition to other information in such Annual Report and this Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of us.
Item 6. Exhibits

Exhibit
Number	Description

3.1	Third Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of February 27, 2007 (Filed as Exhibit 10.67 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

4.1	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.2	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.3	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P.,

Exhibit
Number	Description

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

4.5	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.1	Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated January 30, 2007, but effective as of February 5, 2007 (Filed as Exhibit 10.18 to Current Report on Form 8-K of Duncan Energy Partners L.P. (Commission File No. 1-33266) filed February 5, 2007 and incorporated herein by reference).

10.2+	Form of Supplemental Agreement to Employment Agreement between Texas Eastern Products Pipeline Company, LLC and assumed by EPCO, Inc., and John N. Goodpasture, Samuel N. Brown and J. Michael Cockrell (Filed as Exhibit 10.62 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

10.3	First Amendment to the Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated February 28, 2007 (Filed as Exhibit 10.8 to Form 10-K of Enterprise Products Partners L.P. (Commission File No. 1-14323) for the year ended December 31, 2006 and incorporated herein by reference).

10.4+	Form of Option Grant under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (Filed as Exhibit 10.7 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2007 and incorporated herein by reference).

10.5+	Form of TPP Unit Appreciation Right Grant (Texas Eastern Products Pipeline Company LLC Directors) (Filed as Exhibit 10.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2007 and incorporated herein by reference).

10.6+	Form of Restricted Unit Grant under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (Filed as Exhibit 10.9 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2007 and incorporated herein by reference).

10.7+	Form of Phantom Unit Grant for Directors of Texas Eastern Products Pipeline Company LLC under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (Filed as Exhibit 10.10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2007 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.

+	A management contract or compensation plan or arrangement.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TE Products Pipeline Company, Limited Partnership

	By:	/s/ JERRY E. THOMPSON

Jerry E. Thompson,
Date: May 4, 2007		President and Chief Executive Officer of
TEPPCO GP, Inc., General Partner

	By:	/s/ WILLIAM G. MANIAS

William G. Manias,
Date: May 4, 2007		Vice President and Chief Financial Officer of
TEPPCO GP, Inc., General Partner

Index to Exhibits

Exhibit
Number	Description

3.1	Third Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of February 27, 2007 (Filed as Exhibit 10.67 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

4.1	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.2	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.3	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.5	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

10.1	Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated January 30, 2007, but effective as of February 5, 2007 (Filed as Exhibit 10.18 to Current Report on Form 8-K of Duncan Energy Partners L.P. (Commission File No. 1-33266) filed February 5, 2007 and incorporated herein by reference).

10.2+	Form of Supplemental Agreement to Employment Agreement between Texas Eastern Products Pipeline Company, LLC and assumed by EPCO, Inc., and John N. Goodpasture, Samuel N. Brown and J. Michael Cockrell (Filed as Exhibit 10.62 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

10.3	First Amendment to the Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated February 28, 2007 (Filed as Exhibit 10.8 to Form 10-K of Enterprise Products Partners L.P. (Commission File No. 1-14323) for the year ended December 31, 2006 and incorporated herein by reference).

10.4+	Form of Option Grant under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (Filed as Exhibit 10.7 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2007 and incorporated herein by reference).

10.5+	Form of TPP Unit Appreciation Right Grant (Texas Eastern Products Pipeline Company LLC Directors) (Filed as Exhibit 10.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2007 and incorporated herein by reference).

10.6+	Form of Restricted Unit Grant under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (Filed as Exhibit 10.9 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2007 and incorporated herein by reference).

10.7+	Form of Phantom Unit Grant for Directors of Texas Eastern Products Pipeline Company LLC under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (Filed as Exhibit 10.10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2007 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.

+	A management contract or compensation plan or arrangement.