Form 10-Q
period 2007-06-30
TE PRODUCTS PIPELINE CO LLC
filed 2007-08-08
CIK 1045548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 1-13603

TE Products Pipeline Company, LLC
(Exact name of Registrant as specified in its charter)

Texas (State of Other Jurisdiction of Incorporation or Organization)	26-0431046 (I.R.S. Employer Identification Number)
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

TE PRODUCTS PIPELINE COMPANY, LLC
 i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TE PRODUCTS PIPELINE COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, trade (net of allowance for doubtful accounts of $0 and $0)	21,699	26,771
Accounts receivable, related parties	58,048	56,579
Inventories	19,098	12,729
Other	8,692	7,318

Total current assets	107,537	103,397

Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $393,139 and $377,733)	904,315	860,617
Equity investments	81,070	148,316
Goodwill and other intangible assets	6,128	3,927
Other assets	38,144	21,813

Total assets	$1,137,194	$1,138,070

LIABILITIES AND MEMBERS’ EQUITY/PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$25,749	$8,984
Accounts payable, related parties	43,531	6,679
Accrued interest	11,773	16,509
Other accrued taxes	6,290	5,355
Other	8,448	12,057

Total current liabilities	95,791	49,584

Long-term debt:
Senior notes	380,677	387,339
Note payable, Parent Partnership	129,017	240,845

Total long-term debt	509,694	628,184

Other liabilities and deferred credits	32,740	16,402
Commitments and contingencies
Members’ equity/Partners’ capital:
General partner’s interest	—	4
Limited partner’s interest	—	443,896
Members’ equity	498,969	—

Total members’ equity/partners’ capital	498,969	443,900

Total liabilities and members’ equity/partners’ capital	$1,137,194	$1,138,070

See Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LLC
STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating revenues:
Sales of petroleum products	$9,403	$—	$18,779	$—
Transportation – Refined products	41,718	39,443	78,853	71,242
Transportation – LPGs	16,747	13,354	52,800	42,775
Other	14,259	15,601	25,865	27,179

Total operating revenues	82,127	68,398	176,297	141,196

Costs and expenses:
Purchases of petroleum products	9,311	—	18,705	—
Operating expense	24,428	26,168	45,692	49,493
Operating fuel and power	9,355	8,289	19,757	17,543
General and administrative	4,242	4,701	8,317	9,795
Depreciation and amortization	11,460	9,865	22,328	19,894
Taxes – other than income taxes	2,771	3,117	5,857	5,709
Gains on sales of assets	—	(18)	(18,651)	(25)

Total costs and expenses	61,567	52,122	102,005	102,409

Operating income	20,560	16,276	74,292	38,787

Other income (expense):
Interest expense – net	(7,926)	(7,955)	(16,087)	(16,289)
Gain on sale of ownership interest in Mont Belvieu Storage Partners, L.P.	(189)	—	59,648	—
Equity losses	(3,879)	(2,366)	(5,366)	(3,632)
Interest income	229	145	431	541
Other income – net	529	19	759	402

Income before provision for income taxes	9,324	6,119	113,677	19,809

Provision for income taxes	(63)	—	98	—

Net income	$9,387	$6,119	$113,579	$19,809

See Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LLC
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$113,579	$19,809
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,328	19,894
Losses in equity investments	5,366	3,632
Distributions from equity investments	10,395	7,840
Gains on sales of assets	(18,651)	(25)
Gain on sale of ownership interest in Mont Belvieu Storage Partners, L.P.	(59,648)	—
Non-cash portion of interest expense	178	271
Net effect of changes in operating accounts	32,343	(20,055)

Net cash provided by operating activities	105,890	31,366

Investing activities:
Proceeds from sales of assets	26,539	—
Proceeds from sale of ownership interest	137,606	—
Investment in Mont Belvieu Storage Partners, L.P.	—	(1,720)
Investment in Centennial Pipeline LLC	(11,081)	(2,500)
Cash paid for linefill on assets owned	(15,095)	—
Capital expenditures	(71,240)	(27,223)
Capitalized costs incurred to develop identifiable intangible assets	(2,500)	—

Net cash provided by (used in) investing activities	64,229	(31,443)

Financing activities:
Proceeds from note payable, Parent Partnership	342,847	44,812
Repayments of note payable, Parent Partnership	(454,456)	(14,633)
Distributions paid	(58,510)	(30,102)

Net cash provided by (used in) financing activities	(170,119)	77

Net change in cash and cash equivalents	—	—

Cash and cash equivalents, January 1	—	—

Cash and cash equivalents, June 30	$—	$—

See Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LLC
STATEMENT OF CONSOLIDATED MEMBERS’ EQUITY/PARTNERS’ CAPITAL
(Unaudited)
(Dollars in thousands

	General	Limited	TEPPCO GP,	TEPPCO
	Partner’s	Partner’s	Inc.	Partners, L.P.
	Interest	Interest	Member Interest	Member Interest	Total
Balance, December 31, 2006	$4	$443,896	$—	$—	$443,900
Net income	1	113,578	—	—	113,579
Cash distributions	(1)	(58,509)	—	—	(58,510)
Conversion to limited liability company	(4)	(498,965)	4	498,965	—

Balance, June 30, 2007	$—	$—	$4	$498,965	$498,969

See Notes to Unaudited Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. COMPANY ORGANIZATION
Company Organization
          TE Products Pipeline Company, Limited Partnership, a Delaware limited partnership, was formed in March 1990. On June 30, 2007, TE Products Pipeline Company, Limited Partnership converted into a Texas limited partnership and immediately thereafter merged into a newly-formed Texas limited liability company that had no business operations prior to the merger. The resulting limited liability company is called TE Products Pipeline Company, LLC (the “Company”). TEPPCO Partners, L.P. (the “Parent Partnership”) owns a 99.999% membership interest in us, and TEPPCO GP, Inc. (“TEPPCO GP”), a wholly owned subsidiary of the Parent Partnership, holds a 0.001% membership interest in us and is designated as manager of our company (our “Manager”). Texas Eastern Products Pipeline Company, LLC (“TEPPCO LLC”), a Delaware limited liability company, serves as the general partner of our Parent Partnership. As used in this Report, “we,” “us,” and “our” mean TE Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership prior to June 30, 2007 and, where the context requires, include our subsidiaries.
          Through May 6, 2007, TEPPCO LLC was owned by DFI GP Holdings L.P. (“DFI”), an affiliate of EPCO, Inc. (“EPCO”), a privately held company controlled by Dan L. Duncan. On May 7, 2007, DFI sold all of the membership interests in TEPPCO LLC to Enterprise GP Holdings L.P. (“Enterprise GP Holdings”), a publicly traded partnership, also controlled indirectly by EPCO. Mr. Duncan and certain of his affiliates, including EPCO, Enterprise GP Holdings and Dan Duncan LLC, a privately held company controlled by him, control us, our Parent Partnership, TEPPCO LLC and Enterprise Products Partners L.P. (“Enterprise”) and its affiliates, including Duncan Energy Partners L.P. As of May 7, 2007, Enterprise GP Holdings owns and controls the 2% general partner interest in our Parent Partnership and has the right to receive the incentive distribution rights associated with the general partner interest in our Parent Partnership.
          TEPPCO GP has all management powers over the business and affairs of our Company under the terms of the Company Agreement of TE Products Pipeline Company, LLC (the “Company Agreement”). All of our management, administrative and operating functions are performed by employees of EPCO, under an amended and restated administrative services agreement (“ASA”) to which we, our Parent Partnership, TEPPCO GP and TEPPCO LLC are parties. We reimburse EPCO for the allocated costs of its employees who perform operating, management and other administrative functions for us.
          We own a 99.999% interest in TEPPCO Terminals Company, L.P., a Delaware limited partnership, as the sole limited partner and 100% of the member interests in TEPPCO Terminaling and Marketing Company LLC, a Delaware limited liability company.
Basis of Presentation
          The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of June 30, 2007, and the results of our operations and cash flows for the periods presented. The results of operations for the three months and six months ended June 30, 2007, are not necessarily indicative of results of our operations for the full year 2007. You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, LLC Annual Report on Form 10-K for the year ended December 31, 2006.
          Except as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
NOTE 2. GENERAL ACCOUNTING POLICIES AND RELATED MATTERS
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
Income Taxes – Texas Margin Tax
          In May 2006, the State of Texas enacted a new business tax (the “Texas Margin Tax”) that replaces its existing franchise tax. In general, legal entities that do business in Texas are subject to the Texas Margin Tax. Limited partnerships, limited liability companies, corporations, limited liability partnerships and joint ventures are examples of the types of entities that are subject to the Texas Margin Tax. As a result of the change in tax law, our tax status in the state of Texas changed from nontaxable to taxable. The Texas Margin Tax is considered an income tax for purposes of adjustments to deferred tax liability, as the tax is determined by applying a tax rate to a base that considers both revenues and expenses. The Texas Margin Tax becomes effective for franchise tax reports due on or after January 1, 2008. The Texas Margin Tax due in 2008 will be based on revenues earned during the 2007 fiscal year. For the six months ended June 30, 2007, we recorded a $0.1 million current tax liability. The offsetting charge is shown on our statement of consolidated income for the six months ended June 30, 2007 as provision for income taxes.
          The Texas Margin Tax is assessed at 1% of Texas-sourced taxable margin measured by the ratio of gross receipts from business done in Texas to gross receipts from business done everywhere. The taxable margin is computed as the lesser of (i) 70% of total revenue or (ii) total revenues less (a) cost of goods sold or (b) compensation. The Texas Margin Tax is calculated, paid and filed at an affiliated unitary group level. Generally, an affiliated group is made up of one or more entities in which a controlling interest of at least 80% is owned by a common owner or owners. Generally, a business is unitary if (a) the activities of the group members are in the same general line of business, (b) the activities of the group members are steps in a vertically structured enterprise or process or (c) the members are functionally integrated through the exercise of strong centralized management.
          Since the Texas Margin Tax is determined by applying a tax rate to a base that considers both revenues and expenses, it has characteristics of an income tax. Accordingly, we determined the Texas Margin Tax should be accounted for as an income tax in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and we are required to adopt SFAS 157 as of January 1, 2008. We believe that the adoption of SFAS 157 will not have a material effect on our financial position, results of operations or cash flows.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
Working Capital
          At June 30, 2007 and December 31, 2006, we had working capital surpluses of $11.7 million and $53.8 million, respectively. Our primary sources of liquidity are cash generated from operations and from loans or capital contributions from our Parent Partnership. Our Parent Partnership has historically made capital contributions, loans or otherwise provided liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so. At June 30, 2007, our Parent Partnership had approximately $484.7 million in available borrowing capacity under its revolving credit facility.
NOTE 3. ACCOUNTING FOR UNIT-BASED AWARDS
          Our Parent Partnership accounts for unit-based awards under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (“2006 LTIP”) using SFAS No. 123(R), Share-Based Payment. SFAS 123(R) requires our Parent Partnership to recognize compensation expense related to unit-based awards based on the fair value of the awards at grant date. The fair value of a unit-based award is estimated using the Black-Scholes option pricing model. Under SFAS 123(R), the fair value of an award is amortized to earnings on a straight-line basis over the requisite service or vesting period. Our Parent Partnership accounts for awards under its 1999 Phantom Unit Retention Plan, its 2000 Long Term Incentive Plan and its 2005 Phantom Unit Plan as liability awards under the provisions of SFAS 123(R). For a discussion of the EPCO, Inc. TPP Employee Unit Purchase Plan, see Note 12.
1999 Phantom Unit Retention Plan
          Effective January 1, 1999, TEPPCO LLC adopted the Texas Eastern Products Pipeline Company, LLC 1999 Phantom Unit Retention Plan (“1999 Plan”) to provide key employees with incentive awards whereby a participant is granted phantom units. These phantom units are automatically redeemed for cash based on the vested portion of the fair market value of the phantom units at stated redemption dates. The fair market value of each phantom unit is equal to the closing price of a limited partner unit of the Parent Partnership (“Parent LPU”) as reported on the New York Stock Exchange (“NYSE”) on the redemption date. Each participant is also entitled to

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
quarterly cash distributions equal to the product of the number of phantom units outstanding for the participant and the amount of the cash distribution that the Parent Partnership paid per Parent LPU to its unitholders.
          The Parent Partnership accrues compensation expense annually based upon the terms of the 1999 Plan. A total of 31,600 phantom units remain outstanding at June 30, 2007, of which 13,000 vest April 11, 2008, 13,000 vest April 11, 2009 and 5,600 vest January 1, 2010. Our Parent Partnership recognized compensation expense related to the 1999 Plan of $0.3 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively, and $0.8 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007 and December 31, 2006, our Parent Partnership had accrued liability balances of $1.0 million and $0.8 million, respectively, for compensation related to the 1999 Plan. We are allocated a portion of the compensation expense (see Note 2).
2000 Long Term Incentive Plan
          Effective January 1, 2000, TEPPCO LLC established the Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan (“2000 LTIP”) to provide key employees incentives to achieve improvements in the Parent Partnership’s financial performance. Generally, upon the close of a three-year performance period, if the participant is then still an employee of EPCO, the participant will receive a cash payment calculated in accordance with the terms of the 2000 LTIP, which are based on: (i) the applicable performance percentage specified in the award, (ii) the number of phantom units granted under the award and (iii) the average of the closing prices of a Parent LPU over the ten consecutive trading days immediately preceding the last day of the performance period.
          In addition to the payment described above, during the performance period, TEPPCO LLC will pay to the participant the amount of cash distributions that the Parent Partnership would have paid to its unitholders had the participant been the owner of the number of Parent LPUs equal to the number of phantom units granted to the participant under this award. The Parent Partnership accrues compensation expense annually based upon the terms of the 2000 LTIP. At June 30, 2007, phantom units outstanding under the 2000 LTIP were 11,300 and 8,400 for awards granted for the years ended December 31, 2006 and 2005, respectively. Our Parent Partnership recognized compensation expense related to the 2000 LTIP of $0.1 million for each of the three months ended June 30, 2007 and 2006, and $0.3 million for each of the six months ended June 30, 2007 and 2006. At June 30, 2007 and December 31, 2006, our Parent Partnership had accrued liability balances of $0.9 million and $0.6 million, respectively, for compensation related to the 2000 LTIP. We are allocated a portion of the compensation expense (see Note 2).
2005 Phantom Unit Plan
          Effective January 1, 2005, TEPPCO LLC adopted the Texas Eastern Products Pipeline Company, LLC 2005 Phantom Unit Plan (“2005 Phantom Unit Plan”) to provide key employees incentives to achieve improvements in the Parent Partnership’s financial performance. Generally, upon the close of a three-year performance period, if the participant is then still an employee of EPCO, the participant will receive a cash payment calculated in accordance with the terms of the 2005 Phantom Unit Plan, which are based on: (i) the grantee’s vested percentage, (ii) the number of phantom units granted under the award and (iii) the average of the closing prices of a Parent LPU over the ten consecutive trading days immediately preceding the last day of the performance period. At June 30, 2007, phantom units outstanding for awards granted for the years ended December 31, 2006 and 2005, were 38,200 and 39,000, respectively.
          In addition to the payment described above, during the performance period, TEPPCO LLC will pay to the participant the amount of cash distributions that the Parent Partnership would have paid to its unitholders had the participant been the owner of the number of Parent LPUs equal to the number of phantom units granted to the participant under this award. The Parent Partnership accrues compensation expense annually based upon the terms

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
of the 2005 Phantom Unit Plan. Our Parent Partnership recognized compensation expense related to the 2005 Phantom Unit Plan of $0.3 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively, and $0.5 million for each of the six months ended June 30, 2007 and 2006. At June 30, 2007 and December 31, 2006, our Parent Partnership had accrued liability balances of $2.2 million and $1.6 million, respectively, for compensation related to the 2005 Phantom Unit Plan. We are allocated a portion of the compensation expense (see Note 2).
EPCO, Inc. 2006 TPP Long-Term Incentive Plan
          At a special meeting of its unitholders on December 8, 2006, the Parent Partnership’s unitholders approved the 2006 LTIP, which provides for awards of the Parent Partnership’s Parent LPUs and other rights to its non-employee directors and to employees of EPCO and its affiliates providing services to the Parent Partnership. Awards under the 2006 LTIP may be granted in the form of restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The exercise price of unit options or unit appreciation rights awarded to participants is determined by the Audit, Conflicts and Governance Committee of the board of directors of TEPPCO LLC (“ACG Committee”) (at its discretion) at the date of grant and may be no less than the fair market value of the option award as of the date of grant. The 2006 LTIP is administered by the ACG Committee. Subject to adjustment as provided in the 2006 LTIP, awards with respect to up to an aggregate of 5,000,000 Parent LPUs may be granted under the 2006 LTIP. The Parent Partnership reimburses EPCO for the costs allocable to 2006 LTIP awards made to employees who work in its business. We are allocated a portion of these costs. On April 30, 2007 and May 2, 2007, the non-employee directors of TEPPCO LLC were awarded 1,647 phantom units which payout in 2011 and 66,225 unit appreciation rights, which vest in 2012. On May 22, 2007, TEPPCO LLC granted 155,000 unit options, 62,900 restricted units and 338,479 unit appreciation rights to employees, which vest in 2011, 2011 and 2012, respectively.
          The 2006 LTIP may be amended or terminated at any time by the board of directors of EPCO, which is the indirect parent company of TEPPCO LLC, or the ACG Committee; however, any material amendment, such as a material increase in the number of Parent LPUs available under the plan or a change in the types of awards available under the plan, would require the approval of at least 50% of the Parent Partnership’s unitholders. The ACG Committee is also authorized to make adjustments in the terms and conditions of, and the criteria included in awards under the 2006 LTIP in specified circumstances. The 2006 LTIP is effective until December 8, 2016 or, if earlier, the time which all available Parent LPUs under the 2006 LTIP have been delivered to participants or the time of termination of the 2006 LTIP by EPCO or the ACG Committee. After giving effect to outstanding unit options and restricted units at June 30, 2007, a total of 4,782,600 additional Parent LPUs could be issued under the 2006 LTIP.
      Unit Options
          The information in the following table presents our Parent Partnership’s unit option activity under the 2006 LTIP for the periods indicated:

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Strike Price	Contractual
	of Units	(dollars/unit)	Term (in years)
Options:
Outstanding at December 31, 2006	—	$—	—
Granted (1)	155,000	45.35

Outstanding at June 30, 2007	155,000	$45.35	9.9

Options exercisable at:
June 30, 2007	—	$—	—

(1)	The total grant date fair value of these awards was $0.4 million based on the following assumptions: (i) expected life of option of 7 years, (ii) risk-free interest rate of 4.78%; (iii) expected distribution yield on Parent LPUs of 7.92%; and (iv) expected price volatility on Parent LPUs of 18.03%.
          Our Parent Partnership recognized $0.01 million of compensation expense associated with unit options during the three months and six months ended June 30, 2007. We were allocated a portion of these costs. At June 30, 2007, total unrecognized compensation cost related to nonvested unit options granted under the 2006 LTIP was an estimated $0.4 million. Our Parent Partnership expects to recognize this cost over a weighted-average period of 3.9 years.
      Restricted Units
          The following table summarizes information regarding our Parent Partnership’s restricted units for the periods indicated:

		Weighted-
		Average Grant
	Number	Date Fair Value
	of Parent LPUs	Per Unit (1)
Restricted units at December 31, 2006	—
Granted (2)	62,900	$37.64
Forfeited	(500)	45.35

Restricted units at June 30, 2007	62,400	$37.64

(1)	Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.

(2)	Aggregate grant date fair value of restricted unit awards issued during 2007 was $2.4 million based on a grant date market price of Parent LPUs of $45.35 per Parent LPU and an estimated forfeiture rate of 17%.
          None of our Parent Partnership’s restricted units vested during the six months ended June 30, 2007. During the three months and six months ended June 30, 2007, our Parent Partnership recognized $0.1 million of compensation expense in connection with restricted units. We were allocated a portion of these costs. At June 30, 2007, total unrecognized compensation cost related to restricted Parent LPUs was $2.3 million, and our Parent Partnership expects to recognize this cost over a weighted-average period of 3.9 years.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Unit Appreciation Rights and Phantom Units
          On April 30, 2007, the non-executive members of the board of directors of TEPPCO LLC were each awarded 549 phantom units under the 2006 LTIP. Each phantom unit will pay out in cash on April 30, 2011 or, if earlier, the date the director is no longer serving on the board, whether by voluntarily resignation or otherwise, and at such time each such phantom unit will receive the amount of cash distributions that the Parent Partnership would have paid to its unitholders had the participant been the owner of the number of Parent LPUs equal to the number of phantom units granted to the participant under this award. Phantom unit awards to non-employee directors are accounted for similar to SFAS 123(R) liability awards. Our Parent Partnership recognized a nominal amount of expense related to the phantom units during the three months and six months ended June 30, 2007.
          On May 2, 2007, the non-executive members of the board of directors of TEPPCO LLC were each awarded 22,075 unit appreciation rights under the 2006 LTIP. The unit appreciation rights will be subject to five year cliff vesting and will vest earlier if the director dies or is removed from, or not re-elected or appointed to, the board for reasons other than his voluntary resignation or unwillingness to serve. When the unit appreciation rights become payable, the director will receive a payment in cash (or, in the sole discretion of the ACG Committee, Parent LPUs or a combination of cash and Parent LPUs) equal to the fair market value of the Parent LPUs subject to the unit appreciation rights on the payment date over the fair market value of the Parent LPUs subject to the unit appreciation rights on the date of grant.
          On May 22, 2007, TEPPCO LLC awarded 338,479 unit appreciation rights to its employees. The unit appreciation rights are subject to five year cliff vesting and are subject to forfeiture. When the unit appreciation rights become payable, the awards will be redeemed in cash (or, in the sole discretion of the ACG Committee, Parent LPUs or a combination of cash and Parent LPUs) equal to the fair market value of the Parent LPUs on the payment date over the fair market value of the Parent LPUs on the date of grant. Unit appreciation rights awarded to employees are accounted for as liability awards under SFAS 123(R) since the current intent is to cash-settle the awards. Unit appreciation rights awarded to non-employee directors are accounted for similar to SFAS 123(R) liability awards. Our Parent Partnership recognized $0.02 million of compensation expense associated with the unit appreciation rights during the three months and six months ended June 30, 2007. We were allocated a portion of these costs.
NOTE 4. EMPLOYEE BENEFIT PLANS
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

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          In the fourth quarter of 2006, our Parent Partnership recorded settlement charges of approximately $3.5 million in accordance with SFAS No. 88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, relating to the TEPPCO RCBP for any existing unrecognized losses upon the plan termination and final distribution of the assets to the plan participants. We were allocated a portion of these charges. At June 30, 2007, $0.3 million of the TEPPCO RCBP plan assets have not been distributed to plan participants. Our Parent Partnership does not expect to make further contributions to the TEPPCO RCBP in 2007.
          EPCO maintains a 401(k) plan for the benefit of employees providing services to us, and our Parent Partnership reimburses EPCO for the cost of maintaining this plan in accordance with the ASA. A portion of these charges are allocated to us.
NOTE 5. FINANCIAL INSTRUMENT – INTEREST RATE SWAP
          In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes. Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and receive a fixed rate of interest of 7.51%. During the six months ended June 30, 2007 and 2006, we recognized reductions in interest expense of $0.6 million and $1.2 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarters ended June 30, 2007 and 2006, we reviewed the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair values of this interest rate swap were liabilities of approximately $9.3 million and $2.6 million at June 30, 2007 and December 31, 2006, respectively.
NOTE 6. INVENTORIES
          Inventories are valued at the lower of cost (based on weighted average cost method) or market. The costs of inventories did not exceed market values at June 30, 2007 and December 31, 2006. The major components of inventories were as follows:

	June 30,	December 31,
	2007	2006
Refined products and LPGs (1)	$14,403	$7,636
Materials and supplies	4,695	5,093

Total	$19,098	$12,729

(1)	Refined products and LPGs inventory is managed on a combined basis.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 7. PROPERTY, PLANT AND EQUIPMENT
          Major categories of property, plant and equipment at June 30, 2007 and December 31, 2006, were as follows:

	Estimated
	Useful Life		June 30,	December 31,
	In Years		2007	2006
Land and right of way	20-40		$51,084	$46,084
Line pipe and fittings	20-40		664,282	674,162
Storage tanks	20-40		141,053	131,128
Buildings and improvements	5-40	(1)	58,291	53,094
Machinery and equipment	5-40	(2)	225,807	196,109
Construction work in progress			156,937	137,773

Total property, plant and equipment			$1,297,454	$1,238,350
Less accumulated depreciation and amortization			393,139	377,733

Net property, plant and equipment			$904,315	$860,617

(1)	In general, the estimated useful lives of major components of this category are as follows: buildings, 20-40 years and leasehold improvements and other, 5-10 years.

(2)	In general, the estimated useful lives of major components of this category are as follows: pumping equipment, 20-30 years; other station equipment, 20-30 years; delivery facilities, 20-40 years; communication systems, 5-10 years; office furniture and equipment, 5-10 years; and vehicles and other work equipment, 5-10 years.
          Depreciation expense on property, plant and equipment was $11.3 million and $10.1 million for the three months ended June 30, 2007 and 2006, respectively, and $22.0 million and $19.9 million for the six months ended June 30, 2007 and 2006, respectively. We capitalized $2.3 million and $3.0 million of interest in connection with capital projects during the six months ended June 30, 2007 and 2006, respectively.
NOTE 8. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
          We use the equity method of accounting to account for our investments in unconsolidated affiliates. The following table presents our investments in unconsolidated affiliates as of June 30, 2007 and December 31, 2006:

	Ownership	Investments in unconsolidated
	Percentage at	affiliates at
	June 30,	June 30,	December 31,
	2007	2007	2006
Centennial Pipeline LLC (“Centennial”)	50.0%	$80,687	$62,321
MB Storage (1)	—	—	85,626
Other	25.0%	383	369

Total		$81,070	$148,316

(1)	Refers to our ownership interests in Mont Belvieu Storage Partners, L.P. and Mont Belvieu Venture, LLC (collectively, “MB Storage”). On March 1, 2007, we sold our ownership interests in these entities.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          The following table summarizes equity earnings (losses) for the three months and six months ended June 30, 2007 and 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Centennial	$(2,762)	$(3,401)	$(6,749)	$(7,313)
MB Storage	(1,123)	1,043	1,368	3,692
Other	6	(8)	15	(11)

Equity losses	$(3,879)	$(2,366)	$(5,366)	$(3,632)

Centennial
          We own a 50% ownership interest in Centennial, and Marathon Petroleum Company LLC (“Marathon”) owns the remaining 50% interest. Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois. During the six months ended June 30, 2007, we contributed $11.1 million, of which $6.1 million was for contractual obligations that were created upon formation of Centennial and $5.0 million was for debt service requirements. During the six months ended June 30, 2006, we contributed $2.5 million to Centennial. We have received no cash distributions from Centennial since its formation.
MB Storage
          Through February 28, 2007, we owned a 49.5% ownership interest in MB Storage, and a 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) and Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) owned the remaining interests. On March 1, 2007, we sold our ownership interests in MB Storage and its general partner to Louis Dreyfus (see Note 9). MB Storage owns storage capacity at the Mont Belvieu fractionation and storage complex and a short haul transportation shuttle system that ties Mont Belvieu, Texas, to the upper Texas Gulf Coast energy marketplace. MB Storage is a service-oriented, fee-based venture serving the fractionation, refining and petrochemical industries with substantial capacity and flexibility for the transportation, terminaling and storage of natural gas liquids (“NGLs”), LPGs and refined products. We operated the facilities for MB Storage through February 28, 2007.
          For the year ended December 31, 2006, we received the first $1.7 million per quarter (or $6.78 million on an annual basis) of MB Storage’s income before depreciation expense, as defined in the Agreement of Limited Partnership of MB Storage. Any amount of MB Storage’s 2006 income before depreciation expense in excess of $6.78 million was allocated evenly between Louis Dreyfus and us. Depreciation expense on assets each party originally contributed to MB Storage was allocated between us and Louis Dreyfus based on the net book value of the assets contributed. Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation was allocated evenly between us and Louis Dreyfus. For the period from January 1, 2007 through February 28, 2007 and for the six months ended June 30, 2006, our sharing ratio in the earnings of MB Storage was approximately 56.0% and 61.4%, respectively. During the period from January 1, 2007 through February 28, 2007, we received distributions from MB Storage of $10.4 million and made no contributions to MB Storage. During the six months ended June 30, 2006, we received distributions from MB Storage of $7.8 million and contributed $1.7 million to MB Storage.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Summarized Financial Information of Unconsolidated Affiliates
          Summarized combined income statement data for Centennial and MB Storage for the three months and six months ended June 30, 2007 and 2006, is presented below (on a 100% basis):

	For the Three Months Ended
	June 30, 2007			June 30, 2006
		Operating	Net		Operating	Net
	Revenues	Income (Loss)	Loss	Revenues	Income (Loss)	Income (Loss)
Centennial	$11,735	$2,395	$(371)	$8,930	$(67)	$(2,972)
MB Storage (1)	—	(708)	(709)	7,898	1,335	1,422

	For the Six Months Ended
	June 30, 2007			June 30, 2006
		Operating	Net		Operating	Net
	Revenues	Income (Loss)	Income (Loss)	Revenues	Income (Loss)	Income (Loss)
Centennial	$20,606	$2,028	$(3,617)	$16,524	$(1,478)	$(7,235)
MB Storage (1)	7,544	3,763	3,890	17,376	5,715	5,977

(1)	On March 1, 2007, we sold our ownership interest in MB Storage to Louis Dreyfus.
          Summarized combined balance sheet information as of June 30, 2007 and December 31, 2006, is presented below:

June 30, 2007
	Current	Noncurrent	Current	Long-term	Noncurrent	Partners’
	Assets	Assets	Liabilities	Debt	Liabilities	Capital
Centennial	$16,787	$253,250	$16,637	$135,000	$7,179	$111,221
MB Storage (1)	—	—	—	—	—	—

	December 31, 2006
	Current	Noncurrent	Current	Long-term	Noncurrent	Partners’
	Assets	Assets	Liabilities	Debt	Liabilities	Capital
Centennial	$17,478	$258,206	$38,843	$140,000	$5,971	$90,870
MB Storage	19,257	100,950	2,116	—	—	118,091

(1)	On March 1, 2007, we sold our ownership interest in MB Storage to Louis Dreyfus.
NOTE 9. DISPOSITIONS
MB Storage
          On March 1, 2007, we sold our 49.5% ownership interest in MB Storage, our 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) and other related assets to Louis Dreyfus for a total of approximately $156.1 million in cash, which includes approximately $18.5 million for other assets. This sale was in compliance with the October 2006 order and consent agreement with the Bureau of Competition of the Federal Trade Commission (“FTC”) and was completed in accordance with the terms and conditions approved by the FTC in February 2007. We used the proceeds to repay a portion of the note payable to our Parent Partnership. We

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
recognized gains of approximately $59.6 million and $13.2 million related to the sale of our equity interests and other related assets, respectively, which are included in gain on sale of ownership interest in MB Storage and gain on the sale of assets, respectively, in our statements of consolidated income.
          In accordance with a transition services agreement between Louis Dreyfus and us effective as of March 1, 2007, we will provide certain administrative services to MB Storage for a period of up to two years after the sale, for a fee equal to 110% of the direct costs and expenses that we and our affiliates incur to provide the transition services to MB Storage. Payments for these services will be made according to the terms specified in the transition services agreement.
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
NOTE 10. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
          The following table reflects the components of intangible assets, included in goodwill and other intangible assets on the consolidated balance sheets, and excess investment included in equity investments, being amortized at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Transportation agreements	$2,974	$(642)	$2,974	$(386)
Other	2,500	(43)	—	—

Subtotal	5,474	(685)	2,974	(386)

Excess investment:
Centennial Pipeline LLC	33,390	(18,172)	33,390	(16,579)

Total intangible assets	$38,864	$(18,857)	$36,364	$(16,965)

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

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          Amortization expense on intangible assets was $0.2 million and less than $0.1 million for the three months ended June 30, 2007 and 2006, respectively, and $0.3 million and less than $0.1 million for the six months ended June 30, 2007 and 2006, respectively. Amortization expense on excess investments included in equity earnings was $1.0 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively, and $1.6 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively.
          The following table sets forth the estimated amortization expense of intangible assets and the estimated amortization expense allocated to equity earnings for the years ending December 31:

	Intangible Assets	Excess Investments
2007	$751	$3,675
2008	685	3,799
2009	685	4,004
2010	685	2,798
2011	685	96
Goodwill
          Goodwill represents the excess of purchase price over fair value of net assets acquired. We account for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets, which was issued by the FASB in July 2001. SFAS 142 prohibits amortization of goodwill, but instead requires testing for impairment at least annually. We test goodwill for impairment annually at December 31.
          To perform an impairment test of goodwill, we determined we have one reporting unit. We calculate the carrying value of the reporting unit, and we then determine the fair value of the reporting unit and compare it to the carrying value of the reporting unit. We will continue to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if an impairment loss has occurred. At June 30, 2007 and December 31, 2006, the recorded value of goodwill was $1.3 million, which was recorded upon the acquisition of Mississippi Terminal and Marketing Inc. in November 2006.
NOTE 11. DEBT OBLIGATIONS
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

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
and thereafter at 100% of the principal amount, together in each case with accrued interest at the redemption date.
          The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. At June 30, 2007, we were in compliance with the covenants of the Senior Notes.
          The 6.45% Senior Notes due in January 2008 are classified as a long-term liability in our consolidated balance sheet at June 30, 2007, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced. We believe our Parent Partnership has sufficient liquidity and access to the capital markets to fund the repayment of principal of these Senior Notes in the form of an intercompany loan to us.
          We have entered into an interest rate swap agreement to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above (see Note 5). The Senior Notes include the fair value of our interest rate swap, which were liabilities of approximately $9.3 million and $2.6 million at June 30, 2007 and December 31, 2006, respectively.
          The following table summarizes the estimated fair values of the Senior Notes at June 30, 2007 and December 31, 2006:

		Fair Value
	Face	June 30,	December 31,
	Value	2007	2006
6.45% Senior Notes, due January 2008	$180,000	$180,630	$181,641
7.51% Senior Notes, due January 2028	210,000	218,762	221,471
Other Long Term Debt and Credit Facilities
          We currently utilize debt financing available from our Parent Partnership through intercompany notes. The terms of the intercompany notes generally match the principal and interest payment dates under the Parent Partnership’s debt instruments. The interest rates charged by the Parent Partnership include the stated interest rate paid by the Parent Partnership on its debt obligations, plus a premium to cover debt issuance costs. The interest rates decrease or increase to cover gains and losses, respectively, on any interest rate swaps that the Parent Partnership may have in place on its respective debt instruments. The Parent Partnership’s senior notes, junior subordinated notes and revolving credit facility are described below.
      Parent Partnership Senior Notes
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

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
      Parent Partnership Junior Subordinated Notes
          In May 2007, our Parent Partnership issued and sold $300.0 million in principal amount of fixed/floating, unsecured, long-term subordinated notes due June 1, 2067 (“Junior Subordinated Notes”). Our Parent Partnership used the proceeds from this subordinated debt to temporarily reduce borrowings outstanding under its revolving credit facility and for general partnership purposes. Our Parent Partnership’s payment obligations under the Junior Subordinated Notes are subordinated to all of its current and future senior indebtedness (as defined in the related indenture). We, TEPPCO Midstream Companies, LLC, TCTM, L.P. and Val Verde Gas Gathering Company, L.P. (collectively, the “Subsidiary Guarantors”) have jointly and severally guaranteed, on a junior subordinated basis, payment of the principal of, premium, if any, and interest on the Junior Subordinated Notes.
          The indenture governing the Junior Subordinated Notes does not limit our Parent Partnership’s ability to incur additional debt, including debt that ranks senior to or equally with the Junior Subordinated Notes. The indenture allows our Parent Partnership to defer interest payments on one or more occasions for up to ten consecutive years, subject to certain conditions. The indenture also provides that during any period in which our Parent Partnership defers interest payments on the Junior Subordinated Notes, subject to certain exceptions, (i) our Parent Partnership cannot declare or make any distributions with respect to, or redeem, purchase or make a liquidation payment with respect to, any of its equity securities; (ii) neither our Parent Partnership nor the Subsidiary Guarantors will make, and our Parent Partnership and the Subsidiary Guarantors will cause their respective majority-owned subsidiaries not to make, any payment of interest, principal or premium, if any, on or repay, purchase or redeem any of its or the Subsidiary Guarantors’ debt securities (including securities similar to the Junior Subordinated Notes) that contractually rank equally with or junior to the Junior Subordinated Notes or the guarantees, as applicable; and (iii) neither our Parent Partnership nor the Subsidiary Guarantors will make, and our Parent Partnership and the Subsidiary Guarantors will cause their respective majority-owned subsidiaries not to make, any payments under a guarantee of debt securities (including under a guarantee of debt securities that are similar to the Junior Subordinated Notes) that contractually ranks equally with or junior to the Junior Subordinated Notes or the guarantees, as applicable.
          The Junior Subordinated Notes bear interest at a fixed annual rate of 7.000% from May 2007 to June 1, 2017, payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2007. After June 1, 2017, the Junior Subordinated Notes will bear interest at a variable annual rate equal to the 3-month LIBOR rate for the related interest period plus 2.7775%, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year commencing September 1, 2017. Interest payments may be deferred on a cumulative basis for up to ten consecutive years, subject to certain provisions. Deferred interest will accumulate additional interest at the then-prevailing interest rate on the Junior Subordinated Notes. The Junior Subordinated Notes mature in June 2067. The Junior Subordinated Notes are redeemable in whole or in part prior to June 1, 2017 for a “make-whole” redemption price and thereafter at a redemption price equal to 100% of their principal amount plus accrued interest. The Junior Subordinated Notes are also redeemable prior to June 1, 2017 in whole (but not in part) upon the occurrence of certain tax or rating agency events at specified redemption prices.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          In connection with the issuance of the Junior Subordinated Notes, our Parent Partnership and its Subsidiary Guarantors entered into a replacement capital covenant in favor of holders of a designated series of senior long-term indebtedness (as provided in the underlying documents) pursuant to which our Parent Partnership and its Subsidiary Guarantors agreed for the benefit of such debt holders that they would not redeem or repurchase or otherwise satisfy, discharge or defease any of the Junior Subordinated Notes on or before June 1, 2037, unless, subject to certain limitations, during the 180 days prior to the date of that redemption, repurchase, defeasance or purchase, our Parent Partnership has or one of its subsidiaries has received a specified amount of proceeds from the sale of qualifying securities that have characteristics that are the same as, or more equity-like than, the applicable characteristics of the Junior Subordinated Notes. The replacement capital covenant is not a term of the indenture or the Junior Subordinated Notes.
      Parent Partnership Revolving Credit Facility
          Our Parent Partnership has in place a $700.0 million unsecured revolving credit facility, including the issuance of letters of credit (“Revolving Credit Facility”), which matures on December 13, 2011. Our Parent Partnership may request up to two one-year extensions of the maturity date, subject to lender approval and the satisfaction of certain other conditions. Commitments under the credit facility may be increased up to a maximum of $850.0 million upon our Parent Partnership’s request, subject to lender approval and the satisfaction of certain other conditions. The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. Financial covenants in the Revolving Credit Facility require that our Parent Partnership maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods. Other restrictive covenants in the Revolving Credit Facility limit our Parent Partnership’s and its subsidiaries’ (including us) ability to, among other things, incur additional indebtedness, make distributions in excess of available cash, incur liens, engage in specified transactions with affiliates, including us, and complete mergers, acquisitions and sales of assets. The credit agreement restricts the amount of outstanding debt of the Parent Partnership’s Jonah Gas Gathering Company joint venture to debt owing to the owners of the partnership interests and other third-party debt in the principal aggregate amount of $50.0 million and allows for the issuance of certain hybrid securities of up to 15% of the Parent Partnership’s Consolidated Total Capitalization (as defined therein). In May 2007, our Parent Partnership repaid approximately $295.0 million of the outstanding balance of the Revolving Credit Facility with proceeds received from the issuance of the Junior Subordinated Notes. At June 30, 2007, our Parent Partnership had $200.0 million outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.86%. At June 30, 2007, our Parent Partnership was in compliance with the covenants of the Revolving Credit Facility.
          At June 30, 2007 and December 31, 2006, we had unsecured intercompany notes payable to our Parent Partnership of $129.0 million and $240.8 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes, 6.125% Senior Notes and Junior Subordinated Notes. The weighted average interest rate on the note payable to our Parent Partnership at June 30, 2007, was 6.86%. At June 30, 2007 and December 31, 2006, accrued interest includes $0.8 million and $3.9 million, respectively, due to our Parent Partnership. For the six months ended June 30, 2007 and 2006, interest costs incurred on the note payable to our Parent Partnership totaled $1.9 million and $6.8 million, respectively.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 12. MEMBERS’ EQUITY AND DISTRIBUTIONS
Quarterly Distributions of Available Cash
          We typically make quarterly cash distributions of all of our available cash after our Manager establishes cash reserves. We pay distributions of 99.999% to our Parent Partnership and 0.001% to our Manager.
          During the six months ended June 30, 2007 and 2006, we paid cash distributions to our Parent Partnership totaling $58.5 million and $30.1 million, respectively. We expect to pay a cash distribution to our Parent Partnership of approximately $36.8 million on or about August 7, 2007 for the quarter ended June 30, 2007.
EPCO, Inc. TPP Employee Unit Purchase Plan
          At a special meeting of its unitholders on December 8, 2006, the Parent Partnership’s unitholders approved the EPCO, Inc. TPP Employee Unit Purchase Plan (the “Unit Purchase Plan”), which provides for discounted purchases of Parent LPUs by employees of EPCO and its affiliates. Generally, any employee who (1) has been employed by EPCO or any of its designated affiliates for three consecutive months, (2) is a regular, active and full time employee and (3) is scheduled to work at least 30 hours per week is eligible to participate in the Unit Purchase Plan, provided that employees covered by collective bargaining agreements (unless otherwise specified therein) and 5% owners of the Parent Partnership, EPCO or any affiliate are not eligible to participate.
          A maximum of 1,000,000 of the Parent Partnership’s units may be delivered under the Unit Purchase Plan (subject to adjustment as provided in the plan). Parent LPUs to be delivered under the plan may be acquired by the custodian of the plan in the open market or directly from the Parent Partnership, EPCO, any of EPCO’s affiliates or any other person; however, it is generally intended that Parent LPUs are to be acquired from the Parent Partnership. Eligible employees may elect to have a designated whole percentage (ranging from 1% to 10%) of their eligible compensation for each pay period withheld for the purchase of Parent LPUs under the plan. EPCO and its affiliated employers will periodically remit to the custodian the withheld amounts, together with an additional amount by which EPCO will bear approximately 10% of the cost of the Parent LPUs for the benefit of the participants. Parent LPUs purchases will be made following three month purchase periods over which the withheld amounts are to be accumulated. The Parent Partnership reimburses EPCO for all such costs allocated to employees who work in its business. We are allocated a portion of these costs.
          The plan is administered by a committee appointed by the Chairman or Vice Chairman of EPCO. The Unit Purchase Plan may be amended or terminated at any time by the board of directors of EPCO, or the Chairman of the Board or Vice Chairman of the Board of EPCO; however, any material amendment, such as a material increase in the number of Parent LPUs available under the plan or an increase in the employee discount amount, would also require the approval of at least 50% of the Parent Partnership’s unitholders. The Unit Purchase Plan is effective until December 8, 2016, or, if earlier, at the time that all available Parent LPUs under the plan have been purchased on behalf of the participants or the time of termination of the plan by EPCO or the Chairman or Vice Chairman of EPCO. Through June 30, 2007, no Parent LPUs have been issued to employees under this plan.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 13. RELATED PARTY TRANSACTIONS
          The following table summarizes the related party transactions for the three months and six months ended June 30, 2007 and 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues from EPCO and affiliates:
Transportation – LPGs	$667	$632	$2,273	$2,355
Transportation – Refined products (1)	44	—	44	—
Other operating revenues	901	171	1,207	209
Revenues from unconsolidated affiliates:
Other operating revenues (2)	55	67	109	135
Costs and Expenses from EPCO and affiliates (3):
Operating expense (4)	12,255	12,097	23,299	23,358
General and administrative	2,767	1,909	5,581	4,313
Costs and Expenses from unconsolidated affiliates:
Operating expense (5)	2,468	981	4,282	2,025

(1)	Includes revenues from refined products transportation from affiliates of Energy Transfer Equity L.P.

(2)	Includes management fees and rental revenues.

(3)	Includes payroll, payroll related expenses, administrative expenses, including reimbursements related to employee benefits and employee benefit plans, incurred in managing us and our subsidiaries in accordance with the ASA, rent expense and other operating expenses.

(4)	Includes insurance expense for the three months ended June 30, 2007 and 2006, related to premiums paid by EPCO of $1.6 million and $1.9 million, respectively, and for the six months ended June 30, 2007 and 2006 of $3.9 million and $3.0 million, respectively. The majority of our insurance coverage, including property, liability, business interruption, auto and directors and officers’ liability insurance, was obtained through EPCO.

(5)	Includes rental expense and other operating expense.
          The following table summarizes the related party balances at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Accounts receivable, related parties (1)	$59,048	$56,579
Insurance reimbursement receivable	1,426	1,426
Accounts payable, related parties (2)	43,531	6,679
Deferred revenue, related parties	—	252

(1)	Relates to cash management activities with our Parent Partnership.

(2)	Relates to direct payroll, payroll related costs and other operational related charges from our Parent Partnership and EPCO and affiliates and transportation and other services provided by unconsolidated affiliates.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Relationship with Parent Partnership
          We do not have any employees. Our Parent Partnership is managed by TEPPCO LLC. According to our Company Agreement and the ASA with EPCO and certain of its affiliates, we reimburse our Parent Partnership for all direct and indirect expenses related to our business activities. Our Parent Partnership reimburses its general partner, TEPPCO LLC, and EPCO on our behalf for the allocated costs of its employees who perform operating, management and other administrative functions for us (see Note 1).
          Our Parent Partnership allocates operating, general and administrative expenses to us for legal, insurance, financial, communication and other administrative services based upon the estimated level of effort devoted to our various operations. In addition, we make cash payments under the ASA on behalf of the Parent Partnership for various expenses.
Relationship with EPCO and Affiliates
          We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities:
•	EPCO and its consolidated private company subsidiaries;

•	Texas Eastern Products Pipeline Company, LLC, the general partner of our Parent Partnership;

•	Enterprise GP Holdings, which owns and controls TEPPCO LLC;

•	Enterprise Products Partners L.P., which is controlled by affiliates of EPCO, including Enterprise GP Holdings; and

•	Duncan Energy Partners L.P., which is controlled by affiliates of EPCO.
          EPCO, a private company controlled by Dan L. Duncan, is an affiliate of Enterprise GP Holdings, which owns and controls the general partner of our Parent Partnership. Enterprise GP Holdings owns all of the membership interests of TEPPCO LLC. The principal business activity of TEPPCO LLC is to act as the managing partner of our Parent Partnership. The executive officers of TEPPCO LLC are employees of EPCO (see Note 1).
          We, our Parent Partnership and TEPPCO LLC are separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates. We paid cash distributions of $58.5 million and $30.1 million during the six months ended June 30, 2007 and 2006, to our Parent Partnership. Our Parent Partnership pays cash distributions to TEPPCO LLC.
          The limited partner interests in our Parent Partnership that are owned or controlled by EPCO and its affiliates, other than those interests owned by Dan Duncan LLC and certain trusts affiliated with Dan L. Duncan, are pledged as security under the credit facility of an affiliate of EPCO. This credit facility contains customary and other events of default relating to EPCO and certain affiliates, including Enterprise GP Holdings, Enterprise and our Parent Partnership. All of the membership interests in TEPPCO LLC and the limited partner interests in our Parent Partnership that are owned or controlled by Enterprise GP Holdings are pledged as security under its credit facility.
          Unless noted otherwise, our agreements with EPCO and its affiliates are not the result of arm’s length transactions. As a result, we cannot provide assurance that the terms and provisions of such agreements are at least as favorable to us as we could have obtained from unaffiliated third parties.
      Sale of TEPPCO LLC to Enterprise GP Holdings
          On May 7, 2007, all of the membership interests in TEPPCO LLC, together with 4,400,000 of our Parent Partnership’s Parent LPUs, were sold by DFI to Enterprise GP Holdings, a publicly traded partnership also

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
controlled indirectly by EPCO. As of May 7, 2007, Enterprise GP Holdings owns and controls the 2% general partner interest in our Parent Partnership and has the right (through its 100% ownership of TEPPCO LLC) to receive the incentive distribution rights associated with the general partner interest. Enterprise GP Holdings, DFI and other entities controlled by Mr. Duncan own 16,691,550 of our Parent Partnership’s Parent LPUs.
      Other Transactions
          On January 23, 2007, we sold a 10-mile, 18-inch segment of pipeline to an affiliate of Enterprise for approximately $8.0 million. These assets had a net book value of approximately $2.5 million. The sales proceeds were used to fund construction of a replacement pipeline in the area, in which the new pipeline provides greater operational capability and flexibility. We recognized a gain of approximately $5.5 million on this transaction (see Note 9).
          In June 2007, we purchased 300,000 barrels of propane linefill from an affiliate of Enterprise for approximately $14.4 million.
Relationship with Energy Transfer Equity
          In May 2007, Enterprise GP Holdings acquired non-controlling ownership interests in Energy Transfer Equity, L.P. (“Energy Transfer Equity”) and LE GP, LLC (“ETE GP”), the general partner of Energy Transfer Equity. Following the transaction, Enterprise GP Holdings owns approximately 34.9% of the membership interests in ETE GP and 38,976,090 common units of Energy Transfer Equity representing approximately 17.6% of the outstanding limited partner interests in Energy Transfer Equity. Additionally, Enterprise GP Holdings acquired all of the membership interests in TEPPCO LLC and 4,400,000 of our Parent Partnership’s Parent LPUs (see Note 1). As a result of these transactions, ETE GP and Energy Transfer Equity have become related parties to us. For the two months ended June 30, 2007, we recorded a nominal amount (less than $0.1 million) of revenue from a monthly storage contract with one of Energy Transfer Equity’s subsidiaries and did not incur any operating costs or expenses.
Relationship with Unconsolidated Affiliates
          Our significant related party revenues and expense transactions with unconsolidated affiliates consist of management fee revenues and rental expense on the lease of pipeline capacity on Centennial. For additional information regarding our unconsolidated affiliates, see Note 8.
NOTE 14. COMMITMENTS AND CONTINGENCIES
Litigation
          In the fall of 1999, we and TEPPCO LLC, were named as defendants in a lawsuit in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al. and Michael and Linda Robson, et al. v. Texas Eastern Corporation, et al. In the lawsuit, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaint, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. On March 18, 2005, we entered into Release and Settlement Agreements with the McCleery plaintiffs dismissing all of these plaintiffs’ claims on terms that did not have a material adverse effect on our financial position, results of operations or cash flows. Although we did not settle with all plaintiffs and we therefore remain named parties in the Michael and Linda Robson, et al. v. Texas Eastern Corporation, et al. action, a co-defendant has agreed, by Cooperative Defense Agreement, to fund the defense. In a trial verdict rendered April 26, 2007, the plaintiffs in this case were awarded

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
no damages from TE Products, and $0.2 million from the co-defendant. Consequently, the settlement of these claims did not have a material adverse effect on our financial position, results of operations or cash flows.
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
          In 1991, the Parent Partnership were named as a defendant in a matter styled Jimmy R. Green, et al. v. Cities Service Refinery, et al. as filed in the 26th Judicial District Court of Bossier Parish, Louisiana. The plaintiffs in this matter reside or formerly resided on land that was once the site of a refinery owned by one of our co-defendants. The former refinery is located near our Bossier City facility. Plaintiffs are pursuing class certification and have claimed personal injuries and property damage arising from alleged contamination of the refinery property in the amount of $175.0 million. The Parent Partnership have never owned any interest in the refinery property made the basis of this action, and we do not believe that we contributed to any alleged contamination of this property. While we cannot predict the ultimate outcome, we do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.
          On September 18, 2006, Peter Brinckerhoff, a purported unitholder of our Parent Partnership, filed a complaint in the Court of Chancery of New Castle County in the State of Delaware, in his individual capacity, as a putative class action on behalf of our Parent Partnership’s other unitholders, and derivatively on its behalf, concerning proposals made to its unitholders in its definitive proxy statement filed with the SEC on September 11, 2006 (“Proxy Statement”) and other transactions involving the Parent Partnership and Enterprise or its affiliates. Mr. Brinckerhoff filed an amended complaint on July 12, 2007. The amended complaint names as defendants TEPPCO LLC; the Board of Directors of TEPPCO LLC; EPCO; Enterprise and certain of its affiliates and Dan L. Duncan. The Parent Partnership is named as a nominal defendant.
          The amended complaint alleges, among other things, that certain of the transactions adopted at a special meeting of the Parent Partnership’s unitholders on December 8, 2006, including a reduction of TEPPCO LLC’s maximum percentage interest in the Parent Partnership’s distributions in exchange for limited partner units (the “Issuance Proposal”), were unfair to its unitholders and constituted a breach by the defendants of fiduciary duties owed to its unitholders and that the Proxy Statement failed to provide its unitholders with all material facts necessary for them to make an informed decision whether to vote in favor of or against the proposals. The amended complaint further alleges that, since Mr. Duncan acquired control of TEPPCO LLC in 2005, the defendants, in breach of their fiduciary duties to the Parent Partnership and its unitholders, have caused the Parent Partnership to enter into certain transactions with Enterprise or its affiliates that were unfair to it or otherwise unfairly favored Enterprise or its affiliates over the Parent Partnership. The amended complaint alleges that such transactions include the Jonah joint venture entered into by our Parent Partnership and an Enterprise affiliate in August 2006 (citing the fact that TEPPCO LLC’s ACG Committee did not obtain a fairness opinion from an independent investment banking firm in approving the transaction) and the sale by our Parent Partnership to an Enterprise affiliate of its Pioneer plant in March 2006. As more fully described in the Proxy Statement, the ACG Committee recommended the Issuance Proposal for approval by the Board of Directors of TEPPCO LLC. The amended complaint also alleges that Richard S. Snell, Michael B. Bracy and Murray H. Hutchison, constituting the three members of the AGC Committee, cannot be considered independent because of their alleged ownership of securities in Enterprise and its affiliates and/or their relationships with Mr. Duncan.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          The amended complaint seeks relief (i) awarding damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the complaint; (ii) rescinding all actions taken pursuant to the Proxy vote and (iii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts.
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
          We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations, and that the cost of compliance with such laws and regulations will not have a material adverse effect on our results of operations or financial position. We cannot ensure, however, that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have material adverse effect on our business, financial position, results of operations and cash flows. At June 30, 2007, and December 31, 2006, we have an accrued liability of $1.0 million and $0.8 million, respectively, related to sites requiring environmental remediation activities.
          In 1999, our Arcadia, Louisiana, facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of environmental contamination. Effective March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility. This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility. At June 30, 2007, we have an accrued liability of $0.1 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          On July 27, 2004, we received notice from the United States Department of Justice (“DOJ”) of its intent to seek a civil penalty against us related to our November 21, 2001, release of approximately 2,575 barrels of jet fuel from our 14-inch diameter pipeline located in Orange County, Texas. The DOJ, at the request of the Environmental Protection Agency, is seeking a civil penalty against us for alleged violations of the Clean Water Act (“CWA”) arising out of this release, as well as three smaller spills at other locations in 2004 and 2005. We have agreed with the DOJ on a proposed penalty of $2.9 million, along with our commitment to implement additional spill prevention measures, and expect to finalize the settlement by the end of 2007. We do not expect this settlement to have a material adverse effect on our financial position, results of operations or cash flows.
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
Contractual Obligations
          There have been no significant changes in our schedule of long-term debt or other contractual obligations since the year ended December 31, 2006.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Other
          Centennial entered into credit facilities totaling $150.0 million, and at June 30, 2007, $140.0 million was outstanding under those credit facilities and expires in 2024. In April 2007, $10.0 million matured and was repaid by Centennial. We and Marathon have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under these credit facilities. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for Marathon and us is $70.0 million each at June 30, 2007. Provisions included in the $140.0 million Centennial credit facility required that certain financial metrics be achieved and for the guarantees to be removed by May 2007. These metrics were not achieved, and the provisions of the Centennial debt agreements were amended in May 2007 to require the guarantees to remain throughout the life of the debt. As a result of the guarantee, we recorded an obligation of $9.9 million, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee.
          We, Marathon and Centennial have entered into a limited cash call agreement, which allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of a third-party liability arising from a catastrophic event. There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum of $50.0 million each. As a result of the catastrophic event guarantee, we recorded a $4.2 million obligation, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee. If a catastrophic event were to occur and we were required to contribute cash to Centennial, contributions exceeding our deductible might be covered by our insurance, depending upon the nature of the catastrophic event.
          On February 24, 2005, TEPPCO LLC was acquired from Duke Energy Field Services, LLC by DFI. TEPPCO LLC owns a 2% general partner interest in the Parent Partnership and is the general partner of the Parent Partnership. On March 11, 2005, the Bureau of Competition of the FTC delivered written notice to DFI’s legal advisor that it was conducting a non-public investigation to determine whether DFI’s acquisition of TEPPCO LLC may substantially lessen competition or violate other provisions of federal antitrust laws. We, TEPPCO LLC and the Parent Partnership cooperated fully with this investigation.
          On October 31, 2006, an FTC order and consent agreement ending its investigation became final. The order required the divestiture of our equity interest in MB Storage, its general partner and certain related assets to one or more FTC-approved buyers in a manner approved by the FTC and subject to its final approval. The order contained no minimum price for the divestiture and required that we provide the acquirer or acquirers the opportunity to hire employees who spend more than 10% of their time working on the divested assets. The order also imposed specified operational, reporting and consent requirements on us including, among other things, in the event that we acquire interests in or operate salt dome storage facilities for NGLs in specified areas. The FTC approved a buyer and sale terms for our interest in MB Storage and certain related pipelines, and we closed on such sale on March 1, 2007 (see Note 9).
          On December 19, 2006, we announced that we had signed an agreement with Motiva Enterprises, LLC (“Motiva”) for us to construct and operate a new refined products storage facility to support the proposed expansion of Motiva’s refinery in Port Arthur, Texas. Under the terms of the agreement, we will construct a 5.4 million barrel refined products storage facility for gasoline and distillates. The agreement also provides for a 15-year throughput and dedication of volume, which will commence upon completion of the refinery expansion. The project includes the construction of 20 storage tanks, five 3.5-mile product pipelines connecting the storage facility to Motiva’s refinery, 15,000 horsepower of pumping capacity, and distribution pipeline connections to the Colonial, Explorer and Magtex pipelines. The storage and pipeline project is expected to be completed by January 1, 2010. As a part of a separate but complementary initiative, we will construct an 11-mile, 20-inch pipeline to connect the new storage facility in Port Arthur to our refined products terminal in Beaumont, Texas, which is the primary origination facility for our mainline system. These projects will facilitate connections to additional markets through the Colonial,

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Explorer and Magtex pipeline systems and provide the Motiva refinery with access to our pipeline system. The total cost of the project is expected to be approximately $243.0 million, including $23.0 million for the 11-mile, 20-inch pipeline. By providing access to several major outbound refined product pipeline systems, shippers should have enhanced flexibility and new transportation options. Under the terms of the agreement, if Motiva cancels the agreement prior to the commencement date of the project, Motiva will reimburse us the actual reasonable expenses we have incurred after the effective date of the agreement, including both internal and external costs that would be capitalized as a part of the project. If the cancellation were to occur in 2007, Motiva would also pay costs incurred to date plus a five percent cancellation fee, with the fee increasing to ten percent after 2007.
NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION
          The following table provides information regarding (i) the net effect of changes in our operating assets and liabilities and (ii) cash payments for interest for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended
	June 30,
	2007	2006
Decrease (increase) in:
Accounts receivable, trade	$5,072	$10,505
Accounts receivable, related parties	(1,469)	1,108
Inventories	(6,369)	(2,033)
Other current assets	(1,374)	957
Other	(6,993)	(5,872)
Increase (decrease) in:
Accounts payable and accrued expenses	5,342	(5,518)
Accounts payable, related parties	36,852	(295)
Other	1,282	(18,907)

Net effect of changes in operating accounts	$32,343	$(20,055)

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$19,703	$16,637

NOTE 16. SUBSEQUENT EVENT
Acquisition of Assets
          On July 31, 2007, we purchased assets from Duke Energy Ohio, Inc. and Ohio River Valley Propane, LLC for approximately $6.0 million. The assets consist of an active 170,000 barrel LPG storage cavern, the associated piping and related equipment and a one bay truck rack. These assets are located adjacent to our Todhunter facility near Middleton, Ohio and are connected to our existing LPG pipeline. We funded the purchase through borrowings under our Parent Partnership’s Revolving Credit Facility.

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
          The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this report. The following information and such consolidated financial statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our discussion and analysis includes the following:
•	Cautionary Note Regarding Forward-Looking Statements.

•	Overview of Critical Accounting Policies and Estimates.

•	Overview of Business.

•	Recent Developments – Discuss recent developments during the quarter ended June 30, 2007.

•	Results of Operations – Discusses material period-to-period variances in the statements of consolidated income.

•	Financial Condition and Liquidity – Analyzes cash flows and financial position.

•	Other Considerations – Addresses available sources of liquidity, trends, future plans and contingencies that are reasonably likely to materially affect future liquidity or earnings.

•	Recent Accounting Pronouncements.
          Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “TE Products” are intended to mean the business and operations of TE Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership prior to June 30, 2007 and, where the context requires, include our subsidiaries.
          References to “Parent Partnership” mean TEPPCO Partners, L.P., which owns 99.999% of the membership interests of TE Products.
          References to “TEPPCO GP” mean TEPPCO GP, Inc., which owns 0.001% of the membership interests of TE Products and is a wholly owned subsidiary of the Parent Partnership.
          References to “TEPPCO LLC” mean Texas Eastern Products Pipeline Company, LLC, which is the general partner of the Parent Partnership and is owned by Enterprise GP Holdings L.P., a publicly traded partnership, controlled indirectly by EPCO, Inc.
          References to “Enterprise GP Holdings” mean Enterprise GP Holdings L.P., a publicly traded partnership, controlled indirectly by EPCO, Inc., which owns TEPPCO LLC.
          References to “Enterprise” mean Enterprise Products Partners L.P., and its consolidated subsidiaries, a publicly traded Delaware limited partnership, which is an affiliate of ours. Enterprise GP Holdings owns the general partner of Enterprise.
          References to “EPCO” mean EPCO, Inc., a privately-held company that indirectly owns TEPPCO LLC.
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
          The forward-looking statements contained in this Report speak only as of the date hereof. Except as required by the federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to TE Products Pipeline Company, LLC or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report and in our future periodic reports filed with the Securities and Exchange Commission (“SEC”). In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report may not occur.
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
Recent Developments
          On June 30, 2007, TE Products Pipeline Company, Limited Partnership converted into a Texas limited partnership and immediately thereafter merged into a newly-formed Texas limited liability company that had no business operations prior to the merger. The resulting limited liability company is called TE Products Pipeline Company, LLC. The Parent Partnership owns a 99.999% membership interest in us, and TEPPCO GP, a wholly owned subsidiary of the Parent Partnership, holds a 0.001% membership interest in us.
          On May 7, 2007, DFI GP Holdings L.P. sold all of the membership interests of TEPPCO LLC to Enterprise GP Holdings, a publicly traded partnership also controlled indirectly by EPCO (see Note 1 in the Notes to the Consolidated Financial Statements).
Results of Operations
          The following table presents volumes delivered in barrels and average tariff per barrel for the three months and six months ended June 30, 2007 and 2006 (in thousands, except tariff information):

	For the Three Months Ended		Percentage	For the Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Volumes Delivered:
Refined products	44,922	46,049	(2%)	80,675	81,857	(1%)
LPGs	6,964	8,277	(16%)	23,562	21,117	12%

Total	51,886	54,326	(5%)	104,237	102,974	1%

Average Tariff per Barrel:
Refined products	$0.93	$0.86	8%	$0.98	$0.87	13%
LPGs	2.40	1.61	49%	2.24	2.03	10%
Average system tariff per barrel	1.13	0.97	16%	1.26	1.11	14%
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
      Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
          Effective November 1, 2006, we purchased a refined products terminal in Aberdeen, Mississippi, from Mississippi Terminal and Marketing Inc. We conduct distribution and marketing operations whereby we provide terminaling services for our throughput and exchange partners at this terminal. We also purchase refined products from our throughput partners that we in turn sell through spot sales at the Aberdeen truck rack to independent wholesalers and retailers of refined products. For the three months ended June 30, 2007, sales related to these refined products marketing activities were $9.4 million and purchases of refined products for these activities were $9.3 million.

          Revenues from refined products transportation increased $2.3 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, primarily due to an increase in the refined products average rate per barrel. The average rate increased primarily due to increases in system tariffs that went into effect in July 2006 and February 2007. The increase in the refined products average rate was partially due to the impact of Centennial Pipeline LLC (“Centennial”) on the average rates. Movements during the three months ended June 30, 2007 on Centennial were a smaller percentage of the total deliveries when compared to the prior year period deliveries. When the proportion of refined products deliveries from a Centennial origin decrease, our average tariff increases. Conversely, if a larger proportion of the refined products deliveries from a Centennial origin increase, our average tariff declines.
          Revenues from LPGs transportation increased $3.4 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, due to higher deliveries of propane in the Northeast market area as a result of colder than normal weather in April 2007 and lower deliveries of propane in the 2006 period in the Midwest and Northwest market areas as a result of high propane prices delaying summer fill programs and scheduled maintenance, known as a turnaround, at a mid-continent petrochemical plant. Revenues were lower in the prior year period due to lower isobutane deliveries as a result of a Midwest refinery turnaround in 2006. LPG transportation volumes in the 2006 period include approximately 2.8 million barrels related to short-haul propane movements on a pipeline was sold on March 1, 2007 to Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”). The LPGs average rate per barrel increased 49% from the prior year period primarily as a result of decreased short-haul deliveries and increased long-haul deliveries during the three months ended June 30, 2007, compared with the prior year period.
          Other operating revenues decreased $1.3 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, primarily due to lower margins on product sales and a decrease in refined products tender deduction revenue, partially offset by lower costs in upsystem product exchanges.
          Costs and expenses, excluding purchases of petroleum products, increased $0.2 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006. Depreciation and amortization expense increased $1.6 million primarily due to assets placed into service and asset retirements in 2007. Operating fuel and power increased $1.1 million primarily due to higher power rates as a result of increased cost of fuel. Operating expenses decreased $1.7 million primarily due to a $2.1 million decrease in pipeline inspection and repair costs associated with our integrity management program; a $0.7 million prior year regulatory penalty assessed for past incidents; $0.6 million of prior year severance expense as a result of the migration to a shared services environment with EPCO; a $0.4 million decrease in current operating costs related to the migration to a shared services environment with EPCO, including integrating such departments as engineering and information technology; and $0.4 million of prior year expenses relating to the proposed reduction in TEPPCO LLC’s maximum percentage interest in our Parent Partnership’s distributions; partially offset by a $1.5 million increase in rental expense on the Centennial pipeline capacity lease and a $1.5 million increase in product measurement losses. General and administrative expenses decreased $0.5 million primarily due to $0.8 million of severance expense in the prior year period resulting from the migration to a shared services environment with EPCO, partially offset by $0.5 million of higher office rental expenses. Taxes – other than income taxes decreased $0.3 million primarily due to true-ups of property tax accruals.
          Net losses from equity investments increased for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, as shown below (in thousands):

	For the Three Months Ended
	June 30,		Increase
	2007	2006	(Decrease)
Centennial	$(2,762)	$(3,401)	$639
MB Storage	(1,123)	1,043	(2,166)
Other	6	(8)	14

Total equity losses	$(3,879)	$(2,366)	$(1,513)

          Equity losses in Centennial decreased $0.6 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, primarily due to higher transportation revenues and lower costs relating to pipeline inspection and repair costs associated with its integrity management program. Equity losses in MB Storage increased $2.2 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, primarily due to the sale of MB Storage on March 1, 2007 to Louis Dreyfus (see Note 9 in the Notes to the Consolidated Financial Statements). During the second quarter of 2007, we recorded $1.1 million of expense related to post closing adjustments associated with the March 1, 2007 sale of our interest in MB Storage.
          Interest expense increased $1.1 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, due to higher average interest rates under the note payable with our Parent Partnership, partially offset by lower outstanding debt balances. Interest capitalized decreased $1.1 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, primarily due to lower construction work-in-progress balances in 2007 as compared to the 2006 period.
          Other income – net increased $0.6 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, due to higher interest income earned on cash investments and other investing activities.
      Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
          For the six months ended June 30, 2007, sales related to refined products marketing activities were $18.8 million and purchases of refined products were $18.7 million.
          Revenues from refined products transportation increased $7.6 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to increases in the average rate per barrel. The average rate increased primarily due to an increase in system tariffs, which went into effect in April and July 2006 and February 2007. The increase in the refined products average rate was partially due to the impact of Centennial on the average rates. Movements during the six months ended June 30, 2007 on Centennial were a smaller percentage of the total deliveries when compared to the prior year period deliveries.
          Revenues from LPGs transportation increased $10.0 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, due to increased deliveries of propane in the Midwest and Northwest market areas as a result of colder than normal weather that extended through April 2007 and lower deliveries of propane in the 2006 period in the Midwest and Northeast market areas as a result of warmer than normal winter weather, high propane prices and plant turnarounds. LPG transportation volumes in the 2006 period include approximately 1.8 million barrels of short-haul propane movements, through a pipeline that was sold on March 1, 2007 to Louis Dreyfus. The LPGs average rate per barrel increased from the prior period primarily as a result of decreased short-haul deliveries and increased long-haul deliveries during the six months ended June 30, 2007, compared with the six months ended June 30, 2006.
          Other operating revenues decreased $1.3 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to decreased margins on product sales, increased costs of upsystem product exchanges and lower refined product tender deduction revenue partially offset by increased refined products rental revenue related to Texas Genco LLC (“Genco”) assets.
          Costs and expenses, excluding purchases of petroleum products, decreased $19.1 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006. During the three months ended June 30, 2007, we recognized a net gain of $18.7 million from the sales of various assets to Enterprise and Louis Dreyfus (see Note 9 in the Notes to the Consolidated Financial Statements). Operating expense decreased $3.8 million primarily due to a $2.6 million decrease in pipeline inspection and repair costs associated with our integrity management program; a $2.5 million decrease in operating costs related to the migration to a shared services environment with EPCO, including integrating such departments as engineering and information technology; a $1.3 million decrease in pipeline operating costs primarily as a result of the timing of projects in the current period; a $0.7 million prior year regulatory penalty assessed for past incidents; $0.6 million of prior year severance expense as a result of the migration to a shared services environment with EPCO; and $0.4 million of prior year expense relating to the proposed reduction in TEPPCO LLC’s maximum percentage interest in our Parent Partnership’s distributions; partially offset by a $2.3 million increase in rental expense on the Centennial pipeline capacity lease, a $1.5 million increase in product measurement losses and $1.0 million of higher insurance premiums. General and administrative expenses decreased $1.5 million primarily due to $1.9 million of severance expense in the prior year period resulting from the migration to a shared services environment with EPCO, partially offset by $0.5 million of higher office rental expenses. Depreciation expense increased $2.4 million primarily due to assets placed into service and asset retirements in 2006 and 2007. Operating fuel and power increased $2.2 million primarily due to increased mainline throughput and higher power rates as a result of the increased cost of fuel. Taxes – other than income taxes increased $0.1 million primarily due to a higher property asset base in the 2007 period and true-ups of property tax accruals.
          Net losses from equity investments increased for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, as shown below (in thousands):

	For the Six Months Ended
	June 30,		Increase
	2007	2006	(Decrease)
Centennial	$(6,749)	$(7,313)	$564
MB Storage	1,368	3,692	(2,324)
Other	15	(11)	26

Total equity losses	$(5,366)	$(3,632)	$(1,734)

          Equity losses in Centennial decreased $0.6 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to higher transportation revenues and volumes primarily due to colder than normal winter weather in the Northeast and lower costs relating to pipeline inspection and repair costs associated with its integrity management program. Equity earnings in MB Storage decreased $2.3 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to the sale of MB Storage on March 1, 2007 to Louis Dreyfus, $1.1 million of expense in the second quarter of 2007 related to post closing adjustments associated with the sale of our interest in MB Storage and higher system maintenance expenses, partially offset by higher revenues and higher operating fuel and power in the 2006 period resulting from higher power rates and increased volumes. For the 2007 and 2006 periods, our sharing ratios in the earnings of MB Storage were approximately 56.0% and 61.4%, respectively.
          On March 1, 2007, we sold our 49.5% ownership interest in MB Storage and our 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) to Louis Dreyfus for approximately $137.6 million in cash (see Note 9 in the Notes to the Consolidated Financial Statements). We recognized a gain of approximately $59.6 million related to the sale of our equity interests, which is included in gain on sale of ownership interest in MB Storage in our statements of consolidated income.
          Interest expense increased $0.9 million from the prior year period due to higher average interest rates under the note payable to our Parent Partnership, partially offset by lower outstanding debt balances. Interest capitalized decreased $0.7 million from the prior year period primarily due to lower construction work-in-progress balances in 2007 as compared to the 2006 period.
          Other income – net increased $0.2 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, due to higher interest income earned on cash investments and other investing activities.
     Income Taxes – Texas Margin Tax
          In May 2006, the State of Texas enacted a new business tax (the “Texas Margin Tax”) that replaces its existing franchise tax. In general, legal entities that do business in Texas are subject to the Texas Margin Tax. Limited partnerships, limited liability companies, corporations, limited liability partnerships and joint ventures are examples of the types of entities that are subject to the Texas Margin Tax. As a result of the change in tax law, our tax status in the state of Texas changed from nontaxable to taxable. The Texas Margin Tax is considered an income tax for purposes of adjustments to deferred tax liability, as the tax is determined by applying a tax rate to a base that considers both revenues and expenses. The Texas Margin Tax becomes effective for franchise tax reports due on or after January 1, 2008. The Texas Margin Tax due in 2008 will be based on revenues earned during the 2007 fiscal year. For the six months ended June 30, 2007, we recorded a $0.1 million current tax liability. The offsetting charge is shown on our statement of consolidated income for the six months ended June 30, 2007 as provision for income taxes.
          The Texas Margin Tax is assessed at 1% of Texas-sourced taxable margin measured by the ratio of gross receipts from business done in Texas to gross receipts from business done everywhere. The taxable margin is computed as the lesser of (i) 70% of total revenue or (ii) total revenues less (a) cost of goods sold or (b) compensation. The Texas Margin Tax is calculated, paid and filed at an affiliated unitary group level. Generally, an affiliated group is made up of one or more entities in which a controlling interest of at least 80% is owned by a common owner or owners. Generally, a business is unitary if (a) the activities of the group members are in the same general line of business, (b) the activities of the group members are steps in a vertically structured enterprise or process or (c) the members are functionally integrated through the exercise of strong centralized management.
          Since the Texas Margin Tax is determined by applying a tax rate to a base that considers both revenues and expenses, it has characteristics of an income tax. Accordingly, we determined the Texas Margin Tax should be accounted for as an income tax in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.
Financial Condition and Liquidity
          Cash generated from operations and loans or capital contributions from our Parent Partnership are our primary sources of liquidity. At June 30, 2007 and December 31, 2006, we had working capital surpluses of $11.7 million and $53.8 million, respectively. We are a wholly owned subsidiary of the Parent Partnership. We expect that our Parent Partnership will make capital contributions, loans or otherwise provide liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so. At June 30, 2007, our Parent Partnership had approximately $484.7 million in available borrowing capacity under its revolving credit facility to cover any working capital needs, and we expect that our Parent Partnership’s cash flows from operating activities, the sale of additional debt or equity in the capital markets and capacity under its revolving credit facility will provide necessary liquidity to us. For further discussion regarding our Parent Partnership’s sources of liquidity, please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and Liquidity in our Parent Partnership’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007 and its Annual Report on Form 10-K for the year ended December 31, 2006. Cash flows for the six months ended June 30, 2007 and 2006, were as follows (in thousands):

	For the Six Months Ended
	June 30,
	2007	2006
Cash provided by (used in):
Operating activities	$105,890	$31,366
Investing activities	64,229	(31,443)
Financing activities	(170,119)	77

Operating Activities
          Net cash provided by operating activities for the six months ended June 30, 2007 and 2006, was comprised of the following (in thousands):

	For the Six Months Ended
	June 30,
	2007	2006
Net income	$113,579	$19,809
Depreciation and amortization	22,328	19,894
Losses in equity investments	5,366	3,632
Distributions from equity investments	10,395	7,840
Gains on sales of assets	(18,651)	(25)
Gain on sale of ownership interest in MB Storage	(59,648)	—
Non-cash portion of interest expense	178	271
Net effect of changes in operating accounts	32,343	(20,055)

Net cash provided by operating activities	$105,890	$31,366

          Net cash provided by operating activities increased $74.5 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to an increase in net income and an increase of $2.6 million in distributions received from our equity investment in MB Storage, partially offset by the timing of cash disbursements and cash receipts for working capital. For a discussion of changes in net income, depreciation and amortization and losses in equity investments, see “Results of Operations” above.
          Net cash provided by operating activities for the six months ended June 30, 2007 and 2006, included interest payments, net of amounts capitalized, of $19.7 million and $16.6 million, respectively. Excluding the effects of hedging activities and interest capitalized, during the year ended December 31, 2007, we expect interest payments on our Senior Notes to be approximately $27.4 million. We expect to pay our interest payments with cash flows from operating activities.
Investing Activities
          Cash flows provided by investing activities totaled $64.2 million for the six months ended June 30, 2007, and were comprised of $164.1 million in net cash proceeds from asset sales and ownership interests, which includes $137.6 million from the sale of our ownership interests in MB Storage and its general partner and $18.5 million for the sale of other assets, all to Louis Dreyfus on March 1, 2007, and $8.0 million for the sale of assets to Enterprise in January 2007 (see Note 9 in the Notes to the Consolidated Financial Statements), partially offset by $71.2 million of capital expenditures, $15.1 million of cash paid for linefill on assets owned, $2.5 million of cash paid to a customer as part of a reimbursable commitment and $11.1 million of cash contributions for our ownership interest in Centennial, of which $6.1 million was for contractual obligations that were created upon formation of Centennial and $5.0 million was for debt service requirements. Cash flows used in investing activities totaled $31.4 million for the six months ended June 30, 2006, and were comprised of $27.2 million of capital expenditures, $2.5 million of cash contributions for our ownership interest in Centennial for operating needs and $1.7 million of cash contributions for our ownership interest in MB Storage for capital expenditures.
Financing Activities
          Cash flows used in financing activities totaled $170.1 million for the six months ended June 30, 2007, and were comprised of $111.6 million in repayments, net of borrowings, under our Note Payable to our Parent Partnership and $58.5 million of distributions paid to our Parent Partnership. Cash flows provided by financing activities totaled $0.1 million for the six months ended June 30, 2006, and were comprised of $30.2 million of borrowings on the note payable our Parent Partnership, offset by $30.1 million of distributions paid to our Parent Partnership.

          During the six months ended June 30, 2007 and 2006, we paid cash distributions to our Parent Partnership totaling $58.5 million and $30.1 million, respectively. We expect to pay a cash distribution to our Parent Partnership of approximately $36.8 million on or about August 7, 2007 for the quarter ended June 30, 2007.
Other Considerations
Universal Shelf
          Our Parent Partnership has filed with the SEC a universal shelf registration statement that, subject to agreement on terms at the time of use and appropriate supplementation, allows it to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof. In a May 2007 debt offering, our Parent Partnership issued $300.0 million of debt securities. At June 30, 2007, our Parent Partnership has remaining approximately $1.2 billion of availability under this shelf registration, subject to customary marketing terms and conditions.
Credit Facilities
          We currently utilize debt financing available from our Parent Partnership through intercompany notes. The terms of the intercompany notes generally match the principal and interest payment dates under the Parent Partnership’s debt instruments. The interest rates charged by the Parent Partnership include the stated interest rate paid by the Parent Partnership on its debt obligations, plus a premium to cover debt issuance costs. The interest rates decrease or increase to cover gains and losses, respectively, on any interest rate swaps that the Parent Partnership may have in place on its credit facility, senior notes and junior subordinated notes. The Parent Partnership’s revolving credit facility is described below (see Note 9 in the Notes to the Consolidated Financial Statements for a discussion of the Parent Partnership’s senior notes and junior subordinated notes).
          Our Parent Partnership has in place a $700.0 million unsecured revolving credit facility, including the issuance of letters of credit (“Revolving Credit Facility”), which matures on December 13, 2011. Our Parent Partnership may request up to two one-year extensions of the maturity date, subject to lender approval and the satisfaction of certain other conditions. Commitments under the credit facility may be increased up to a maximum of $850.0 million upon our Parent Partnership’s request, subject to lender approval and the satisfaction of certain other conditions. The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. Financial covenants in the Revolving Credit Facility require that our Parent Partnership maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods. Other restrictive covenants in the Revolving Credit Facility limit our Parent Partnership’s and its subsidiaries’ (including us) ability to, among other things, incur additional indebtedness, make distributions in excess of available cash, incur liens, engage in specified transactions with affiliates, including us, and complete mergers, acquisitions and sales of assets. The credit agreement restricts the amount of outstanding debt of the Parent Partnership’s Jonah Gas Gathering Company joint venture to debt owing to the owners of the partnership interests and other third-party debt in the principal aggregate amount of $50.0 million and allows for the issuance of certain hybrid securities of up to 15% of the Parent Partnership’s Consolidated Total Capitalization (as defined therein). In May 2007, our Parent Partnership repaid approximately $295.0 million of the then outstanding balance of the Revolving Credit Facility with proceeds received from the issuance of junior subordinated notes. At June 30, 2007, our Parent Partnership had $200.0 million outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.86%. At June 30, 2007, our Parent Partnership was in compliance with the covenants of the Revolving Credit Facility.
          At June 30, 2007 and December 31, 2006, we had unsecured intercompany notes payable to our Parent Partnership of $129.0 million and $240.8 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes, 6.125% Senior Notes and junior subordinated notes. The weighted average interest rate on the note payable to our Parent Partnership at June 30, 2007, was 6.86%. At June 30, 2007 and December 31, 2006, accrued interest includes $0.8 million and $3.9 million, respectively, due to our Parent Partnership. For the six months ended June 30, 2007 and 2006, interest costs incurred on the note payable to our Parent Partnership totaled $1.9 million and $6.8 million, respectively.
Future Capital Needs and Commitments
          We estimate that capital expenditures, excluding acquisitions and joint venture contributions, for 2007 will be approximately $225.0 million (including $5.0 million of capitalized interest). We expect to spend approximately $198.0 million for revenue generating projects and facility improvements. We expect to spend approximately $24.0 million to sustain existing operations, including life-cycle replacements for equipment at various facilities and pipeline and tank replacements and approximately $3.0 million for various system upgrade projects.
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
          Our 6.45% Senior Notes due in January 2008 are classified as a long-term liability in our consolidated balance sheet at June 30, 2007, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced. We believe our Parent Partnership has sufficient liquidity and access to the capital markets to fund the repayment of principal of these Senior Notes in the form of an intercompany loan to us.
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
          We are contingently liable as guarantor for $500.0 million principal amount of 7.625% Senior Notes due 2012 issued in February 2002, for $200.0 million principal amount of 6.125% Senior Notes due 2013 issued in January 2003 by our Parent Partnership, and for $300.0 million principal amount of fixed/floating, unsecured, long-term junior subordinated notes due June 1, 2067.
          Centennial entered into credit facilities totaling $150.0 million, and at June 30, 2007, $140.0 million was outstanding under those credit facilities and expires in 2024. In April 2007, $10.0 million matured and was repaid by Centennial. We and Marathon Petroleum Company LLC (“Marathon”) have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under these credit facilities. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for Marathon and us is $70.0 million each at June 30, 2007. Provisions included in the $140.0 million Centennial credit facility required that certain financial metrics be achieved and for the guarantees to be removed by May 2007. These metrics were not achieved, and the provisions of the Centennial debt agreements were amended in May 2007 to require the guarantees to remain throughout the life of the debt. As a result of the guarantee, we recorded an obligation of $9.9 million, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee.
          We, Marathon, and Centennial have entered into a limited cash call agreement, which allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of a third-party liability arising from a catastrophic event. There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum of $50.0 million each. As a result of the catastrophic event guarantee, we recorded a $4.2 million obligation, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee. If a catastrophic event were to occur and we were required to contribute cash to Centennial, contributions exceeding our deductible might be covered by our insurance, depending upon the nature of the catastrophic event.
Contractual Obligations
          There have been no significant changes in our schedule of maturities of long-term debt or other contractual obligations since the year ended December 31, 2006.
Credit Ratings
          Our debt securities and those of our Parent Partnership are rated BBB- by Standard and Poors (“S&P”) and Baa3 by Moody’s Investors Service (“Moody’s”). S&P’s rating is with a stable outlook while Moody’s rating is with a negative outlook. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change and should be evaluated independently of any other rating.
          Based upon the characteristics of the fixed/floating unsecured junior subordinated notes that our Parent Partnership issued in May 2007, the rating agencies assigned partial equity treatment to the notes. Moody’s and S&P each assigned 50% equity treatment to the notes.
Recent Accounting Pronouncements
          See discussion of new accounting pronouncements in Note 2 in the Notes to the Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We may be exposed to market risk through changes in interest rates. We do not have foreign exchange risks. Our Risk Management Committee has established policies to monitor and control these market risks. The Risk Management Committee is comprised, in part, of senior executives of TEPPCO LLC. For additional discussion of our exposure to market risks, please refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
          The following table summarizes the estimated fair values of the Senior Notes as of June 30, 2007 and December 31, 2006 (in thousands):

		Fair Value
	Face	June 30,	December 31,
	Value	2007	2006
6.45% Senior Notes, due January 2008	$180,000	$180,630	$181,641
7.51% Senior Notes, due January 2028	210,000	218,762	221,471
          In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the 7.51% Senior Notes. Under the swap agreement, we pay a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and receive a fixed rate of interest of 7.51%. During the six months ended June 30, 2007 and 2006, we recognized reductions in interest expense of $0.6 million and $1.2 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarters ended June 30, 2007 and 2006, we reviewed the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair values of this interest rate swap were liabilities of approximately $9.3 million and $2.6 million at June 30, 2007 and December 31, 2006, respectively. Utilizing the balance of the 7.51% Senior Notes outstanding at June 30, 2007, and including the effects of hedging activities, if market interest rates increased 100 basis points, the annual increase in interest expense would be $2.1 million.
          At June 30, 2007, and December 31, 2006, we had unsecured intercompany notes payable to our Parent Partnership of $129.0 million and $240.8 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes, 6.125% Senior Notes and junior subordinated notes. The weighted average interest rate on the note payable to our Parent Partnership at June 30, 2007, was 6.86%. At June 30, 2007 and December 31, 2006, accrued interest includes $0.8 million and $3.9 million, respectively, due to our Parent Partnership. For the six months ended June 30, 2007 and 2006, interest costs incurred on the note payable to our Parent Partnership totaled $1.9 million and $6.8 million, respectively.
Item 4. Controls and Procedures
          As of the end of the period covered by this Report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on those evaluations, as of the end of the period covered by the report, the CEO and CFO concluded:
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

     Changes in Internal Control over Financial Reporting
          There has been no change in our internal control over financial reporting during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
          The certifications of TEPPCO GP’s (the sole manager’s) CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this Report.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          We have been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on our consolidated financial position, results of operations or cash flows. See discussion of legal proceedings in Note 14 in the Notes to the Consolidated Financial Statements, which is incorporated into this item by reference.
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
          We depend on the leadership and involvement of our key personnel and certain members of EPCO management under the shared services environment to identify and develop business opportunities and make strategic decisions. TEPPCO LLC’s president and chief executive officer was appointed in April 2006, its chief financial officer was appointed in January 2006, and its general counsel was appointed in March 2006. TEPPCO LLC’s president and chief executive officer has over 35 years of relevant experience and its chief financial officer and general counsel each have approximately 20 years of relevant experience. Any future unplanned departures could have a material adverse effect on our business, financial condition and results of operations. Certain legacy senior executives have compensation agreements in place but new officers may not be party to any compensation agreements.
The credit and risk profile of TEPPCO LLC and its owners could adversely affect our credit ratings and profile.
          The credit and business risk profiles of TEPPCO LLC or owners of TEPPCO LLC may be factors in credit evaluations of a master limited partnership such as our Parent Partnership. This is because a general partner can exercise significant influence over the business activities of the partnership, including its cash distribution and acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of a general partner and its owners, including the degree of their financial leverage and their dependence on cash flow from the partnership to service their indebtedness.
          Entities controlling the owner of TEPPCO LLC have significant indebtedness outstanding and are dependent principally on the cash distributions from TEPPCO LLC and limited partner equity interests in our Parent Partnership, Enterprise GP Holdings, Enterprise and Energy Transfer Equity L.P. to service such indebtedness. Any distributions by our Parent Partnership to such entities will be made only after satisfying its then current obligations to its creditors, which could be substantial. Although our Parent Partnership has taken certain steps in its organizational structure, financial reporting and contractual relationships to reflect the separateness of it and us from TEPPCO LLC and the entities that control TEPPCO LLC, our Parent Partnership and our credit ratings and business risk profile could be adversely affected if the ratings and risk profiles of the entities that control TEPPCO LLC were viewed as substantially lower or more risky than ours. In addition, the 100% membership interest in TEPPCO LLC and the 4,400,000 of our Parent Partnership’s limited partner units that are owned by Enterprise GP Holdings are pledged under Enterprise GP Holdings’ credit facility. Enterprise GP Holdings’ credit facility contains customary and other events of default. Upon an event of default, the lender under Enterprise GP Holdings’ credit facility could foreclose on Enterprise GP Holdings’ assets, which could ultimately result in a change in control of TEPPCO LLC and a change in the ownership of the Parent Partnership’s limited partner units held by Enterprise GP Holdings.
Our status as a limited liability company may be a disadvantage to us in calculating our cost of service for rate-making purposes.
          In May 2005, FERC issued a policy statement permitting the inclusion of an income tax allowance in the cost of service-based rates of a pipeline organized as a tax pass through entity to reflect actual or potential income tax liability on public utility income, if the pipeline proves that the ultimate owner of its interests has an actual or potential income tax liability on such income. The policy statement also provides that whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by FERC on a case-by-case basis. In August 2005, FERC dismissed requests for rehearing of its new policy statement. On December 16, 2005, FERC issued its first significant case-specific review of the income tax allowance issue in another pipeline partnership’s rate case. FERC reaffirmed its new income tax allowance policy and directed the subject pipeline to provide certain evidence necessary for the pipeline to determine its income tax allowance. The new tax allowance policy and the December 16, 2005 order were appealed to the United States Court of Appeals for the District of Columbia Circuit. The D.C. Circuit issued an order on May 29, 2007 in which it denied these appeals and fully upheld FERC’s new tax allowance policy and the application of that policy in the December 16 order. A petition for rehearing was filed in the case on July 13, 2007.
          On December 8, 2006, FERC issued a new order addressing rates on another pipeline. In the new order, FERC refined its income tax allowance policy, and notably raised a new issue regarding the implication of the policy statement for publicly traded partnerships and, by extension, limited liability companies. It noted that the tax deferral features of a publicly traded partnership or limited liability company may cause some investors to receive, for some indeterminate duration, cash distributions in excess of their taxable income, which FERC characterized as a “tax savings.” FERC stated that it is concerned that this created an opportunity for those investors to earn an additional return, funded by ratepayers. Responding to this concern, FERC chose to adjust the pipeline’s equity rate of return downward based on the percentage by which the publicly traded partnership’s cash flow exceeded taxable income. On February 7, 2007, the pipeline asked FERC to reconsider this ruling, and FERC granted rehearing on March 9, 2007.
          The ultimate outcome of these proceedings is not certain and could result in changes to FERC’s treatment of income tax allowances in cost of service. Currently, none of our tariffs are calculated using cost of service rate methodologies. If, however, in the future our tariffs are calculated using a cost of service rate methodology and the policy statement on income tax allowances is modified on judicial review, our revenues might be adversely affected.
TEPPCO LLC and its affiliates may have conflicts with our company.
          The directors and officers of TEPPCO LLC and its affiliates (including EPCO and other affiliates of EPCO) have duties to manage our Parent Partnership and its subsidiaries in a manner that is beneficial to its member. At the same time, TEPPCO LLC has duties to manage our Parent Partnership and its subsidiaries in a manner that is beneficial to us. Therefore, TEPPCO LLC’s duties to us may conflict with the duties of its officers and directors to its member. Provisions of our Parent Partnership’s partnership agreement, the partnership and limited liability company agreements for each of its operating partnerships and/or the ASA provide for a standard of care that may allow TEPCO LLC to approve actions in the context of possible conflicts, which under state law a corporation would be required to analyze with greater scrutiny. Possible conflicts may include, among others, the following:

•	decisions of TEPPCO LLC regarding the amount and timing of cash expenditures, borrowings and issuances of other Parent Partnership debt or equity securities can affect the amount of distributions payments we make to the Parent Partnership and the amount of incentive compensation payments the Parent Partnership makes to TEPPCO LLC;

•	decisions of TEPPCO LLC regarding our acquisitions or expansions, which may provide benefits to TEPPCO LLC and its affiliates;

•	under our Company Agreement we reimburse the Manager for the costs of managing and operating us:

•	under our Parent Partnership’s partnership agreement, it is not a breach of TEPPCO LLC’s fiduciary duties for affiliates of TEPPCO LLC to engage in activities that compete with us;

•	the directors and officers of TEPPCO LLC are allowed to resolve conflicts of interest involving us and EPCO and its affiliates;

•	the directors and officers of TEPPCO LLC are allowed to take into account the interests of parties other than us, such as EPCO and its affiliates, in resolving conflicts of interest;

•	any resolution of a conflict of interest by the directors and officers of TEPPCO LLC not made in bad faith and that is fair and reasonable to us shall be binding on us and shall not be a breach of our Company Agreement;

•	we do not have any employees and we rely solely on employees of EPCO;

•	our Company Agreement does not restrict TEPPCO LLC from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf; and

•	the directors and officers of TEPPCO LLC and EPCO control the enforcement of obligations owed to us by TEPPCO LLC, EPCO and its affiliates.
          In addition, the Parent Partnership’s partnership agreements grant broad rights of indemnification to TEPPCO LLC and its directors, officers, employees and affiliates for acts taken in good faith in a manner believed to be in or not opposed to our best interests. We have significant business relationships with entities controlled by Dan L. Duncan, including EPCO and its affiliates. For detailed information on these relationships and related transactions with these entities, see Note 1.
If EPCO or other entities that own or control TEPPCO LLC are presented with certain business opportunities, Enterprise will have the first right to pursue such opportunities.
          EPCO, Enterprise, Enterprise GP Holdings and certain affiliated entities (collectively, the “Group”), TEPPCO LLC and certain affiliated entities, including us, are parties to the ASA that provides, among other things, that neither the Group, on one hand, nor our Manager or TEPPCO LLC; on the other hand, have any obligation to present business opportunities to the other.
To the extent that TEPPCO LLC shares executive offices or other personnel with EPCO and its affiliates, there may be conflicts in the allocation of their time and compensation costs between our business and the business of EPCO and its other affiliates.
          Our Manager manages our operations and activities. We and our Parent Partnership have entered into the ASA with EPCO and its affiliates to provide all administrative, operational and other services, including employee support, for us and TEPPCO LLC. Some of the EPCO employees providing these services to us may also have duties and responsibilities related to EPCO and its affiliates, including Enterprise. The services performed by these shared personnel will generally be limited to non-commercial functions, including but not limited to human resources, information technology, financial and accounting services and legal services. EPCO may encounter conflicts of interest in allocating the available time and employee costs of shared personnel between our Parent Partnership, us and other EPCO affiliates.
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
If we or our Parent Partnership were treated as a corporation for federal income tax purposes or became subject to a material amount of state income taxes, our cash flow available to service our debt and make distributions to our Parent Partnership might be materially reduced.
          We believe that both we and our Parent Partnership are currently classified as partnerships for federal income tax purposes. As a result, we and our Parent Partnership are not currently subject to federal income tax or a material amount of state income taxes. Instead, the holders of equity interests in our Parent Partnership are subject to tax on our income. If either we or our Parent Partnership were treated as a corporation for federal income tax purposes or otherwise became subject to a material amount of federal or state income taxes, our cash flow available to service our debt or make distributions to our Parent Partnership might be materially reduced.
          Texas has imposed an entity level tax that will apply to us and our Parent Partnership, and several other states are considering subjecting entities treated as partnerships for federal income tax purposes to tax at the entity level. If one or more states imposed material additional tax liabilities on us or our Parent Partnership at the entity level, our cash flow available to service our debt or make distributions to our Parent Partnership might be materially reduced.
Item 6. Exhibits

Exhibit
Number	Description

3.1
Company Agreement of TE Products Pipeline Company, LLC by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of June 30, 2007 (Filed as Exhibit 3.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.1
Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.2
Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on February 20, 2002 and incorporated herein by reference).

4.3
First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to the Current Report on Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) filed on February 20, 2002 and incorporated herein by reference).

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

4.6
Indenture, dated as of May 14, 2007, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and the Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 99.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 15, 2007 and incorporated herein by reference).

4.7
First Supplemental Indenture, dated as of May 18, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 18, 2007 and incorporated herein by reference).

4.8
First Supplemental Indenture, dated as of June 30, 2007, by and among TE Products Pipeline Company, LLC and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.9
Second Supplemental Indenture, dated as of June 30, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. , Val Verde Gas Gathering Company, L.P., TE Products Pipeline Company, LLC and TEPPCO Midstream Companies, LLC, as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.10
Fourth Supplemental Indenture, dated June 30, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Val Verde Gas Gathering Company, L.P., TE Products Pipeline Company, LLC and TEPPCO Midstream Companies, LLC, as subsidiary guarantors, and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

10.1+
Form of TPP Employee Unit Appreciation Right Grant (Texas Eastern Products Pipeline Company, LLC) under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (Filed as Exhibit 10.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File no. 1-10403) filed on May 24, 2007 and incorporated herein by reference).

10.2
Replacement of Capital Covenant, May 18, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit

Exhibit
Number	Description

99.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 18, 2007 and incorporated herein by reference).

10.3+
Form of Phantom Unit Grant for Directors of Texas Eastern Products Pipeline Company, LLC under the EPCO, Inc. TPP Long-Term Incentive Plan, as amended (Filed as Exhibit 10.3 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.4
Second Amendment to Fourth Amended and Restated Administrative Services Agreement dated August 7, 2007, but effective as of May 7, 2007 (Filed as Exhibit 10.1 to Form 10-Q of Duncan Energy Partners L.P. (Commission File No. 1-33266) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.5
Assignment, Assumption and Amendment No. 2 to Guaranty Agreement, dated as of May 21, 2007, by and among TE Products Pipeline Company, Limited Partnership, Marathon Petroleum Company, LLC and Marathon Oil Corporation (Filed as Exhibit 10.7 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2007 and incorporated herein by reference).

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

TE Products Pipeline Company, LLC

By: TEPPCO GP, Inc., its Sole Manager

	By:	/s/ JERRY E. THOMPSON

Jerry E. Thompson,
Date: August 8, 2007		President and Chief Executive Officer of TEPPCO GP, Inc.

	By:	/s/ WILLIAM G. MANIAS

William G. Manias,
Date: August 8, 2007		Vice President and Chief Financial Officer of TEPPCO GP, Inc.

Index To Exhibits

Exhibit
Number	Description

3.1
Company Agreement of TE Products Pipeline Company, LLC by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of June 30, 2007 (Filed as Exhibit 3.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.1
Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.2
Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on February 20, 2002 and incorporated herein by reference).

4.3
First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to the Current Report on Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) filed on February 20, 2002 and incorporated herein by reference).

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

4.6
Indenture, dated as of May 14, 2007, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and the Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 99.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 15, 2007 and incorporated herein by reference).

4.7
First Supplemental Indenture, dated as of May 18, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 18, 2007 and incorporated herein by reference).

4.8
First Supplemental Indenture, dated as of June 30, 2007, by and among TE Products Pipeline Company, LLC and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.9
Second Supplemental Indenture, dated as of June 30, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. , Val Verde Gas Gathering Company, L.P., TE Products Pipeline Company, LLC and TEPPCO Midstream Companies, LLC, as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.10
Fourth Supplemental Indenture, dated June 30, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Val Verde Gas Gathering Company, L.P., TE Products Pipeline Company, LLC and TEPPCO Midstream Companies, LLC, as subsidiary guarantors, and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.11
Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2007, by and among TEPPCO Partners, L.P., the Borrower, several banks and other financial institutions, the Lenders, SunTrust Bank, as the Administrative Agent for the Lenders and as the LC Issuing Bank, Wachovia Bank, National Association, as Syndication Agent, and BNP Paribas, JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland Plc, as Co-Documentation (Filed as Exhibit 4.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.1+
Form of TPP Employee Unit Appreciation Right Grant (Texas Eastern Products Pipeline Company, LLC) under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (Filed as Exhibit 10.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File no. 1-10403) filed on May 24, 2007 and incorporated herein by reference).

10.2
Replacement of Capital Covenant, May 18, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit

Exhibit
Number	Description

99.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 18, 2007 and incorporated herein by reference).

10.3+
Form of Phantom Unit Grant for Directors of Texas Eastern Products Pipeline Company, LLC under the EPCO, Inc. TPP Long-Term Incentive Plan, as amended (Filed as Exhibit 10.3 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.4
Second Amendment to Fourth Amended and Restated Administrative Services Agreement dated August 7, 2007, but effective as of May 7, 2007 (Filed as Exhibit 10.1 to Form 10-Q of Duncan Energy Partners L.P. (Commission File No. 1-33266) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.5
Assignment, Assumption and Amendment No. 2 to Guaranty Agreement, dated as of May 21, 2007, by and among TE Products Pipeline Company, Limited Partnership, Marathon Petroleum Company, LLC and Marathon Oil Corporation (Filed as Exhibit 10.7 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2007 and incorporated herein by reference).

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