Form 10-Q
period 2007-09-30
TE PRODUCTS PIPELINE CO LLC
filed 2007-11-07
CIK 1045548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

TE PRODUCTS PIPELINE COMPANY, LLC

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TE PRODUCTS PIPELINE COMPANY, LLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$236	$—
Accounts receivable, trade (net of allowance for doubtful accounts of $0 and $0)	20,195	26,771
Accounts receivable, related parties	40,960	56,579
Inventories	32,688	12,729
Other	9,928	7,318

Total current assets	104,007	103,397

Property, plant and equipment, at cost (net of accumulated depreciation of $403,822 and $377,733)	938,880	860,617
Equity investments	80,776	148,316
Goodwill and other intangible assets	5,937	3,927
Other assets	37,385	21,813

Total assets	$1,166,985	$1,138,070

LIABILITIES AND MEMBERS’ EQUITY/PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$19,237	$8,984
Accounts payable, related parties	13,772	6,679
Accrued interest	3,344	16,509
Other accrued taxes	7,178	5,355
Other	6,701	12,057

Total current liabilities	50,232	49,584

Long-term debt:
Senior notes	388,757	387,339
Note payable, Parent Partnership	228,740	240,845

Total long-term debt	617,497	628,184

Other liabilities and deferred credits	22,733	16,402
Commitments and contingencies
Members’ equity/Partners’ capital:
General partner’s interest	—	4
Limited partner’s interest	—	443,896
Members’ equity	476,523	—

Total members’ equity/partners’ capital	476,523	443,900

Total liabilities and members’ equity/partners’ capital	$1,166,985	$1,138,070

See Notes to Unaudited Condensed Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LLC
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating revenues:
Sales of petroleum products	$5,600	$—	$24,379	$—
Transportation – Refined products	48,123	42,067	126,976	113,309
Transportation – LPGs	16,735	16,877	69,535	59,652
Other	12,837	12,282	38,702	39,461

Total operating revenues	83,295	71,226	259,592	212,422

Costs and expenses:
Purchases of petroleum products	5,465	—	24,170	—
Operating expenses	25,090	27,676	70,781	77,169
Operating fuel and power	9,406	10,523	29,162	28,066
General and administrative	3,951	3,455	12,269	13,250
Depreciation and amortization	10,994	10,446	33,322	30,340
Taxes – other than income taxes	2,583	256	8,441	5,965
Gains on sales of assets	(2)	(14)	(18,653)	(39)

Total costs and expenses	57,487	52,342	159,492	154,751

Operating income	25,808	18,884	100,100	57,671

Other income (expense):
Interest expense – net	(8,794)	(8,096)	(24,881)	(24,385)
Gain on sale of ownership interest in Mont Belvieu Storage Partners, L.P.	(20)	—	59,628	—
Equity losses	(3,064)	(2,949)	(8,430)	(6,581)
Interest income	231	258	662	799
Other income – net	303	31	1,062	433

Income before provision for income taxes	14,464	8,128	128,141	27,937
Provision for income taxes	91	—	189	—

Net income	$14,373	$8,128	$127,952	$27,937

See Notes to Unaudited Condensed Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LLC
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$127,952	$27,937
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33,322	30,340
Losses in equity investments	8,430	6,581
Distributions from equity investments	10,445	11,228
Gains on sales of assets	(18,653)	(39)
Gain on sale of ownership interest in Mont Belvieu Storage Partners, L.P.	(59,628)	—
Non-cash portion of interest expense	274	391
Net effect of changes in operating accounts	(14,986)	(28,100)

Net cash provided by operating activities	87,156	48,338

Investing activities:
Proceeds from sales of assets	26,541	—
Proceeds from sale of ownership interest	137,326	—
Investment in Mont Belvieu Storage Partners, L.P.	—	(4,168)
Purchase of assets	(6,016)	(10,975)
Investment in Centennial Pipeline LLC	(11,081)	(2,500)
Cash paid for linefill on assets owned	(14,432)	(4,269)
Capital expenditures	(108,438)	(47,003)
Capitalized costs incurred to develop identifiable intangible assets	(2,500)	—

Net cash provided by (used in) investing activities	21,400	(68,915)

Financing activities:
Proceeds from note payable, Parent Partnership	634,225	45,203
Repayments of note payable, Parent Partnership	(645,981)	(74,757)
Equity contributions – Parent Partnership	—	100,502
Payment for termination of interest rate swap	(1,235)	—
Distributions paid	(95,329)	(50,371)

Net cash provided by (used in) financing activities	(108,320)	20,577

Net change in cash and cash equivalents	236	—

Cash and cash equivalents, January 1	—	—

Cash and cash equivalents, September 30	$236	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LLC
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED MEMBERS’ EQUITY/
PARTNERS’ CAPITAL
(Dollars in thousands)

	General	Limited	TEPPCO GP,	TEPPCO
	Partner’s	Partners’	Inc.	Partners, L.P.
	Interest	Interest	Member Interest	Member Interest	Total
Balance, December 31, 2006	$4	$443,896	$—	$—	$443,900
Net income	1	113,578	—	14,373	127,952
Cash distributions	(1)	(58,509)	—	(36,819)	(95,329)
Conversion to limited liability company	(4)	(498,965)	4	498,965	—

Balance, September 30, 2007	$—	$—	$4	$476,519	$476,523

See Notes to Unaudited Condensed Consolidated Financial Statements.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. COMPANY ORGANIZATION AND BASIS OF PRESENTATION
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
     Through May 6, 2007, TEPPCO LLC was owned by DFI GP Holdings L.P. (“DFI”), an affiliate of EPCO, Inc. (“EPCO”), a privately held company controlled by Dan L. Duncan. On May 7, 2007, DFI sold all of the membership interests in TEPPCO LLC to Enterprise GP Holdings L.P. (“Enterprise GP Holdings”), a publicly traded partnership, also controlled indirectly by EPCO. Mr. Duncan and certain of his affiliates, including EPCO, Enterprise GP Holdings and Dan Duncan LLC, a privately held company controlled by him, control us, our Parent Partnership, TEPPCO LLC and Enterprise Products Partners L.P. (“Enterprise Products Partners”) and its affiliates, including Duncan Energy Partners L.P. As of May 7, 2007, Enterprise GP Holdings owns and controls the 2% general partner interest in our Parent Partnership and has the right (through its 100% ownership of TEPPCO LLC) to receive the incentive distribution rights associated with the general partner interest in our Parent Partnership.
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
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of September 30, 2007, and the results of our operations and cash flows for the periods presented. The results of operations for the three months and nine months ended September 30, 2007, are not necessarily indicative of results of our operations for the full year 2007. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TE Products Pipeline Company, LLC Annual Report on Form 10-K for the year ended December 31, 2006.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Estimates
     The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we believe these estimates are reasonable, actual results could differ from those estimates.
Income Taxes – Revised Texas Franchise Tax
     In May 2006, the State of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaces its existing franchise tax. In general, legal entities that do business in Texas are subject to the Revised Texas Franchise Tax. Limited partnerships, limited liability companies, corporations, limited liability partnerships and joint ventures are examples of the types of entities that are subject to the Revised Texas Franchise Tax. As a result of the change in tax law, our tax status in the state of Texas changed from nontaxable to taxable. The Revised Texas Franchise Tax is considered an income tax for purposes of adjustments to deferred tax liability, as the tax is determined by applying a tax rate to a base that considers both revenues and expenses. The Revised Texas Franchise Tax becomes effective for franchise tax reports due on or after January 1, 2008. The Revised Texas Franchise Tax due in 2008 will be based on revenues earned during the 2007 fiscal year. At September 30, 2007, we had a current tax liability of $0.2 million. During the three months and nine months ended September 30, 2007, we recorded a reduction to deferred tax expense of less than $0.1 million, and an increase in current income tax expense of $0.1 million and $0.2 million, respectively. The offsetting charge is shown on our statement of consolidated income for the three months and nine months ended September 30, 2007 as provision for income taxes.
     The Revised Texas Franchise Tax is assessed at 1% of Texas-sourced taxable margin measured by the ratio of gross receipts from business done in Texas to gross receipts from business done everywhere. The taxable margin is computed as the lesser of (i) 70% of total revenue or (ii) total revenues less (a) cost of goods sold or (b) compensation. The Revised Texas Franchise Tax is calculated, paid and filed at an affiliated unitary group level. Generally, an affiliated group is made up of one or more entities in which a controlling interest of at least 80% is owned by a common owner or owners. Generally, a business is unitary if (a) the activities of the group members are in the same general line of business, (b) the activities of the group members are steps in a vertically structured enterprise or process or (c) the members are functionally integrated through the exercise of strong centralized management.
     Since the Revised Texas Franchise Tax is determined by applying a tax rate to a base that considers both revenues and expenses, it has characteristics of an income tax. Accordingly, we determined the Revised Texas

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Franchise Tax should be accounted for as an income tax in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.
     In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, we must recognize the tax effects of any uncertain tax positions we may adopt, if the position taken by us is more likely than not sustainable. If a tax position meets such criteria, the tax effect to be recognized by us would be the largest amount of benefit with more than a 50% chance of being realized upon settlement. This guidance was effective January 1, 2007, and our adoption of this guidance had no material impact on our financial position, results of operations or cash flows.
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
Recent Accounting Developments
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and we are required to adopt SFAS 157 as of January 1, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating this statement and have not yet determined the impact of such on our financial statements.
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

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Working Capital
     At September 30, 2007 and December 31, 2006, we had working capital surpluses of $53.8 million and $53.8 million, respectively. Our primary sources of liquidity are cash generated from operations and from loans or capital contributions from our Parent Partnership. Our Parent Partnership has historically made capital contributions, loans or otherwise provided liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so. At September 30, 2007, our Parent Partnership had approximately $304.8 million in available borrowing capacity under its revolving credit facility.
NOTE 3. ACCOUNTING FOR UNIT-BASED AWARDS
     Our Parent Partnership accounts for unit-based awards in accordance with SFAS No. 123(R), Share-Based Payment. SFAS 123(R) requires our Parent Partnership to recognize compensation expense related to unit-based awards based on the fair value of the awards at grant date. The fair value of restricted unit awards is based on the market price of the underlying limited partner unit of the Parent Partnership (“Parent LPU”) on the date of the grant. The fair value of other unit-based awards is estimated using the Black-Scholes option pricing model. Under SFAS 123(R), the fair value of a unit-based award is amortized to earnings on a straight-line basis over the requisite service or vesting period for unit-based awards. Compensation for liability awards is recognized over the requisite service or vesting period of an award based on the fair market value of the award remeasured at each reporting period. Liability awards will be settled in cash upon vesting. Our Parent Partnership accounts for awards under its 1999 Phantom Unit Retention Plan, its 2000 Long Term Incentive Plan and its 2005 Phantom Unit Plan as liability awards under the provisions of SFAS 123(R). Our Parent Partnership accrues compensation expense based upon the terms of each plan. We are allocated a portion of the compensation expense (see Note 2). For a discussion of the EPCO, Inc. TPP Employee Unit Purchase Plan, see Note 12.
1999 Plan
     The Texas Eastern Products Pipeline Company, LLC 1999 Phantom Unit Retention Plan (“1999 Plan”) provides for the issuance of phantom unit awards as incentives to key employees. These liability awards are automatically redeemed for cash based on the vested portion of the fair market value of the phantom units at redemption dates in each award. The fair market value of each phantom unit award is equal to the closing price of a Parent LPU on the New York Stock Exchange (“NYSE”) on the redemption date. Each participant is required to redeem their phantom units as they vest. Each participant is also entitled to cash distributions equal to the product of the number of phantom units outstanding for the participant and the per Parent LPU cash distribution that the Parent Partnership paid to its unitholders.
     A total of 31,600 phantom units were outstanding under the 1999 Plan at September 30, 2007. These awards vest as follows: 13,000 in April 2008; 13,000 in April 2009; and 5,600 in January 2010. At September 30, 2007 and December 31, 2006, our Parent Partnership had accrued liability balances of $0.9 million and $0.8 million, respectively, for compensation related to the 1999 Plan. Our Parent Partnership recognized a reduction in compensation expense related to the 1999 Plan of $0.1 million for the three months ended September 30, 2007 primarily due to a decrease in the price of a Parent LPU at September 30, 2007 as compared to the price of a Parent LPU at June 30, 2007. Our Parent Partnership recognized compensation expense related to the 1999 Plan of $0.4 million, $0.7 million and $0.6 million for the three months ended September 30, 2006 and for the nine months ended September 30, 2007 and 2006, respectively. We are allocated a portion of the compensation expense (see Note 2).

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2000 LTIP
     The Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan (“2000 LTIP”) provides key employees incentives to achieve improvements in the Parent Partnership’s financial performance. Generally, upon the close of a three-year performance period, if the participant is still an employee of EPCO, the participant will receive a cash payment equal to (i) the applicable “performance percentage” as specified in the award multiplied by (ii) the number of phantom units granted under the award multiplied by (iii) the average of the closing prices of a Parent LPU over the ten consecutive trading days immediately preceding the last day of the performance period. In addition, during the performance period, each participant is entitled to cash distributions equal to the product of the number of phantom units outstanding for the participant and the per Parent LPU cash distribution that the Parent Partnership paid to its unitholders.
     At September 30, 2007, a total of 19,700 phantom units were outstanding under the 2000 LTIP, of which 8,400 vest in 2008 and 11,300 vest in 2009. At September 30, 2007 and December 31, 2006, our Parent Partnership had accrued liability balances of $0.8 million and $0.6 million, respectively, for compensation related to the 2000 LTIP. Our Parent Partnership recognized a reduction in compensation expense related to the 2000 LTIP of less than $0.1 million for the three months ended September 30, 2007 primarily due to a decrease in the price of a Parent LPU at September 30, 2007 as compared to the price of a Parent LPU at June 30, 2007. Our Parent Partnership recognized compensation expense related to the 2000 LTIP of $0.1 million, $0.3 million and $0.4 million for the three months ended September 30, 2006 and for the nine months ended September 30, 2007 and 2006, respectively. We are allocated a portion of the compensation expense (see Note 2).
2005 Phantom Unit Plan
     The Texas Eastern Products Pipeline Company, LLC 2005 Phantom Unit Plan (“2005 Phantom Unit Plan”) provides key employees incentives to achieve improvements in the Parent Partnership’s financial performance. Generally, upon the close of a three-year performance period, if the participant is still an employee of EPCO, the participant will receive a cash payment equal to (i) the applicable “performance percentage” as specified in the award multiplied by (ii) the number of phantom units granted under the award multiplied by (iii) the average of the closing prices of a Parent LPU over the ten consecutive trading days immediately preceding the last day of the performance period. The terms of the 2005 Phantom Unit Plan are similar to the 2000 LTIP (see preceding section) except that the performance percentage referenced in each award is based upon an improvement in our Parent Partnership’s EBITDA (as defined in the plan) during a given three-year performance period over EBITDA for the three-year period preceding the performance period. In addition, during the performance period, each participant is entitled to cash distributions equal to the product of the number of phantom units outstanding for the participant and the per Parent LPU cash distribution that our Parent Partnership paid to its unitholders.
     At September 30, 2007, a total of 76,000 phantom units were outstanding under the 2005 Phantom Unit Plan, of which 37,800 vest in 2008 and 38,200 vest in 2009. At September 30, 2007 and December 31, 2006, our Parent Partnership had accrued liability balances of $2.1 million and $1.6 million, respectively, for compensation related to the 2005 Phantom Unit Plan. Our Parent Partnership recognized a reduction in compensation expense related to the 2005 Phantom Unit Plan of $0.1 million for the three months ended September 30, 2007 primarily due to a decrease in the price of a Parent LPU at September 30, 2007 as compared to the price of a Parent LPU at June 30, 2007. Our Parent Partnership recognized compensation expense related to the 2005 Phantom Unit Plan of $0.3 million, $0.4 million and $0.8 million for the three months ended September 30, 2006 and for the nine months ended September 30, 2007 and 2006, respectively. We are allocated a portion of the compensation expense (see Note 2).

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2006 LTIP
     At a special meeting of its unitholders on December 8, 2006, the Parent Partnership’s unitholders approved the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (“2006 LTIP”), which provides for awards of the Parent Partnership’s Parent LPUs and other rights to its non-employee directors and to employees of EPCO and its affiliates providing services to the Parent Partnership. Awards under the 2006 LTIP may be granted in the form of restricted units, phantom units, unit options, unit appreciation rights (“UARs”) and distribution equivalent rights. The exercise price of unit options or UARs awarded to participants is determined by the Audit, Conflicts and Governance Committee of the board of directors of TEPPCO LLC (“ACG Committee”) (at its discretion) at the date of grant and may be no less than the fair market value of the option award as of the date of grant. The 2006 LTIP is administered by the ACG Committee. Subject to adjustment as provided in the 2006 LTIP, awards with respect to up to an aggregate of 5,000,000 Parent LPUs may be granted under the 2006 LTIP. The Parent Partnership reimburses EPCO for the costs allocable to 2006 LTIP awards made to employees who work in its business.
     On April 30, 2007 and May 2, 2007, the non-employee directors of TEPPCO LLC were awarded 1,647 phantom units, which payout in 2011 and 66,225 UARs, which vest in 2012, respectively. On May 22, 2007, 155,000 unit options, 62,900 restricted units and 338,479 UARs were granted to employees of EPCO, which vest in 2011, 2011 and 2012, respectively.
     The 2006 LTIP may be amended or terminated at any time by the board of directors of EPCO, which is the indirect parent company of TEPPCO LLC, or the ACG Committee; however, any material amendment, such as a material increase in the number of Parent LPUs available under the plan or a change in the types of awards available under the plan, would require the approval of at least 50% of the Parent Partnership’s unitholders. The ACG Committee is also authorized to make adjustments in the terms and conditions of, and the criteria included in awards under the 2006 LTIP in specified circumstances. The 2006 LTIP is effective until December 8, 2016 or, if earlier, the time which all available Parent LPUs under the 2006 LTIP have been delivered to participants or the time of termination of the 2006 LTIP by EPCO or the ACG Committee. After giving effect to outstanding unit options and restricted units at September 30, 2007, and the forfeiture of restricted units through September 30, 2007, a total of 4,782,600 additional Parent LPUs could be issued under the 2006 LTIP in the future.
  Unit Options
     The information in the following table presents our Parent Partnership’s unit option activity under the 2006 LTIP for the periods indicated:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Strike Price	Contractual
	of Units	(dollars/Unit)	Term (in years)
Unit Options:
Outstanding at December 31, 2006.	—	$—	—
Granted (1)	155,000	45.35

Outstanding at September 30, 2007	155,000	$45.35	9.65

Options exercisable at:
September 30, 2007	—	$—	—

(1)	The total grant date fair value of these awards was $0.4 million based on the following assumptions: (i) expected life of option of 7 years, (ii) risk-free interest rate of 4.78%; (iii) expected distribution yield on Parent LPUs of 7.92%; and (iv) expected price volatility on Parent LPUs of 18.03%.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Our Parent Partnership recognized a nominal amount of expense associated with unit options during the three months and nine months ended September 30, 2007. We were allocated a portion of these costs (see Note 2). At September 30, 2007, total unrecognized compensation cost related to nonvested unit options granted under the 2006 LTIP was an estimated $0.4 million. Our Parent Partnership expects to recognize this cost over a weighted-average period of 3.64 years.
  Restricted Units
     The following table summarizes information regarding our Parent Partnership’s restricted units for the periods indicated:

		Weighted-
		Average Grant
	Number	Date Fair Value
	of Units	Per Unit (1)
Restricted units at December 31, 2006	—
Granted (2)	62,900	$37.64
Forfeited	(500)	37.64

Restricted units at September 30, 2007	62,400	37.64

(1)	Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.

(2)	Aggregate grant date fair value of restricted unit awards issued during 2007 was $2.4 million based on a grant date market price of Parent LPUs of $45.35 per Parent LPU and an estimated forfeiture rate of 17%.
     None of our Parent Partnership’s restricted units vested during the nine months ended September 30, 2007. During the three months and nine months ended September 30, 2007, our Parent Partnership recognized $0.1 million and $0.2 million, respectively, of compensation expense in connection with restricted units. We were allocated a portion of these costs (see Note 2). At September 30, 2007, total unrecognized compensation cost related to restricted units was $2.2 million, and our Parent Partnership expects to recognize this cost over a weighted-average period of 3.64 years.
  Phantom Units and UARs
     On April 30, 2007, the non-executive members of the board of directors of TEPPCO LLC were each awarded 549 phantom units under the 2006 LTIP. Each phantom unit will pay out in cash on April 30, 2011 or, if earlier, the date the director is no longer serving on the board, whether by voluntarily resignation or otherwise (“Payment Date”). In addition, for each calendar quarter from the grant date until the Payment Date, each non-executive director will receive a cash payment within such calendar quarter equal to the product of (i) the per Parent LPU cash distributions paid to its unitholders during such calendar quarter, if any, multiplied by (ii) the number of phantom units subject to their grant. Phantom unit awards to non-employee directors are accounted for similar to SFAS 123(R) liability awards. Our Parent Partnership recognized a nominal amount of expense related to the phantom units during the three months and nine months ended September 30, 2007. We were allocated a portion of these costs (see Note 2).
     On May 2, 2007, the non-executive members of the board of directors of TEPPCO LLC were each awarded 22,075 UARs under the 2006 LTIP. The UARs will be subject to five year cliff vesting and will vest earlier if the director dies or is removed from, or not re-elected or appointed to, the board for reasons other than his voluntary resignation or unwillingness to serve. When the UARs become payable, the director will receive a payment in cash (or, in the sole discretion of the ACG Committee, Parent LPUs or a combination of cash and Parent LPUs) equal to

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the fair market value of the Parent LPUs subject to the UARs on the payment date over the fair market value of the Parent LPUs subject to the UARs on the date of grant. UARs awarded to non-executive directors are accounted for similar to SFAS 123(R) liability awards.
     On May 22, 2007, 338,479 UARs were granted to employees under the 2006 LTIP. The UARs are subject to five year cliff vesting and are subject to forfeiture. When the UARs become payable, the awards will be redeemed in cash (or, in the sole discretion of the ACG Committee, Parent LPUs or a combination of cash and Parent LPUs) equal to the fair market value of the Parent LPUs on the payment date over the fair market value of the Parent LPUs on the date of grant. UARs awarded to employees are accounted for as liability awards under SFAS 123(R) since the current intent is to cash-settle the awards. Our Parent Partnership recognized a nominal amount of compensation expense associated with the UARs during the three months and nine months ended September 30, 2007. We were allocated a portion of these costs (see Note 2).
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
     In the fourth quarter of 2006, our Parent Partnership recorded settlement charges of approximately $3.5 million in accordance with SFAS No. 88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, relating to the TEPPCO RCBP for any existing unrecognized losses upon the plan termination and final distribution of the assets to the plan participants. We were allocated a portion of these charges. At September 30, 2007, $0.1 million of the TEPPCO RCBP plan assets had not been distributed to plan participants. Our Parent Partnership does not expect to make any contributions to the TEPPCO RCBP in 2007.
     EPCO maintains a 401(k) plan for the benefit of employees providing services to us, and our Parent Partnership reimburses EPCO for the cost of maintaining this plan in accordance with the ASA. A portion of these charges are allocated to us.
NOTE 5. FINANCIAL INSTRUMENT – INTEREST RATE SWAP
     In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. This swap agreement, designated as a fair value hedge, had a notional amount of $210.0 million and was set to mature in January 2028 to match the principal and maturity

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the 7.51% Senior Notes. Under the swap agreement, we paid a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and received a fixed rate of interest of 7.51%. In September 2007, we terminated this swap agreement resulting in a loss of $1.2 million. This loss has been deferred as an adjustment to the carrying value of the 7.51% Senior Notes and is being amortized using the effective interest method as an increase to future interest expense over the remaining term of the 7.51% Senior Notes. In the event of early extinguishment of the 7.51% Senior Notes, any remaining unamortized loss would be recognized in the statement of consolidated income at the time of extinguishment. During the three months and nine months ended September 30, 2007 and 2006, we recognized reductions in interest expense of $0.1 million, $0.2 million, $0.7 million and $1.5 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. The fair value of this interest rate swap was a liability of approximately $2.6 million at December 31, 2006.
NOTE 6. INVENTORIES
     Inventories are valued at the lower of cost (based on weighted average cost method) or market. The costs of inventories did not exceed market values at September 30, 2007 and December 31, 2006. The major components of inventories were as follows:

	September 30,	December 31,
	2007	2006
Refined products and LPGs (1)	$27,414	$7,636
Materials and supplies	5,274	5,093

Total	$32,688	$12,729

(1)	Refined products and LPGs inventory is managed on a combined basis.
NOTE 7. PROPERTY, PLANT AND EQUIPMENT
     Major categories of property, plant and equipment at September 30, 2007 and December 31, 2006, were as follows:

	Estimated
	Useful Life	September 30,	December 31,
	In Years	2007	2006
Plants and pipelines (1)	5-40(4)	$1,010,392	$917,923
Underground and other storage facilities (2)	5-40(5)	156,779	131,128
Transportation equipment (3)	5-10	5,245	5,442
Land and right of way		53,952	46,084
Construction work in progress		116,334	137,773

Total property, plant and equipment		$1,342,702	$1,238,350
Less accumulated depreciation		403,822	377,733

Property, plant and equipment, net		$938,880	$860,617

(1)	Plants and pipelines include refined products, LPGs and petrochemical pipelines; terminal loading and unloading facilities; office furniture and equipment; buildings, laboratory and shop equipment; and related assets.

(2)	Underground and other storage facilities include underground product storage caverns; storage tanks; and other related assets.

(3)	Transportation equipment includes vehicles and similar assets used in our operations.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	The estimated useful lives of major components of this category are as follows: pipelines, 20-40 years (with some equipment at 5 years); terminal facilities, 10-40 years; office furniture and equipment, 5-10 years; buildings 20-40 years; and laboratory and shop equipment, 5-40 years.

(5)	The estimated useful lives of major components of this category are as follows: underground storage facilities, 20-40 years (with some components at 5 years) and storage tanks, 20-30 years.
     The following table summarizes our depreciation expense and capitalized interest amounts for the three months and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Depreciation expense (1)	$10,803	$10,434	$32,832	$30,371
Capitalized interest (2)	1,390	1,594	3,666	4,569

(1)	Depreciation expense is a component of depreciation and amortization expense as presented in our Unaudited Condensed Statements of Consolidated Income.

(2)	Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.
NOTE 8. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     We own interests in related businesses that are accounted for using the equity method of accounting. The following table presents our investments in unconsolidated affiliates as of September 30, 2007 and December 31, 2006:

	Ownership	Investments in unconsolidated
	Percentage at	affiliates at
	September 30,	September 30,	December 31,
	2007	2007	2006
Centennial Pipeline LLC (“Centennial”)	50.0%	$80,428	$62,321
MB Storage (1)	—	—	85,626
Other	25.0%	348	369

Total		$80,776	$148,316

(1)	Refers to our ownership interests in Mont Belvieu Storage Partners, L.P. and Mont Belvieu Venture, LLC (collectively, “MB Storage”). On March 1, 2007, we sold our ownership interests in these entities.
     The following table summarizes equity earnings (losses) for the three months and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Centennial	$(2,800)	$(4,065)	$(9,549)	$(11,378)
MB Storage	(279)	1,122	1,089	4,814
Other	15	(6)	30	(17)

Total equity losses	$(3,064)	$(2,949)	$(8,430)	$(6,581)

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Centennial
     We own a 50% ownership interest in Centennial, and Marathon Petroleum Company LLC (“Marathon”) owns the remaining 50% interest. Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois. During the nine months ended September 30, 2007, we contributed $11.1 million to Centennial, of which $6.1 million was for contractual obligations that were created upon formation of Centennial and $5.0 million was for debt service requirements. During the nine months ended September 30, 2006, we contributed $2.5 million to Centennial. We have received no cash distributions from Centennial since its formation.
MB Storage
     Through February 28, 2007, we owned a 49.5% ownership interest in MB Storage, and a 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) and Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) owned the remaining interests. On March 1, 2007, we sold our ownership interests in MB Storage and its general partner to Louis Dreyfus (see Note 9). MB Storage owns storage capacity at the Mont Belvieu fractionation and storage complex and a short haul transportation shuttle system that ties Mont Belvieu, Texas, to the upper Texas Gulf Coast energy marketplace. MB Storage is a service-oriented, fee-based venture serving the fractionation, refining and petrochemical industries with substantial capacity and flexibility for the transportation, terminaling and storage of natural gas liquids (“NGLs”), LPGs and refined products. We operated the facilities for MB Storage through February 28, 2007. For the period from January 1, 2007 through February 28, 2007 and for the nine months ended September 30, 2006, our sharing ratio in the earnings of MB Storage was approximately 67.7% and 63.8%, respectively. During the period from January 1, 2007 through February 28, 2007, we received distributions from MB Storage of $10.4 million and made no contributions to MB Storage. During the nine months ended September 30, 2006, we received distributions from MB Storage of $11.2 million and contributed $4.2 million to MB Storage.
Summarized Financial Information of Unconsolidated Affiliates
     Summarized combined income statement data for Centennial and MB Storage for the three months and nine months ended September 30, 2007 and 2006, is presented below (on a 100% basis):

	For the Three Months Ended
	September 30, 2007			September 30, 2006
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income (Loss)
Centennial	$15,728	$6,346	$3,682	$10,900	$261	$(2,585)
MB Storage (1)	—	—	—	8,165	1,324	1,460

	For the Nine Months Ended
	September 30, 2007			September 30, 2006
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income (Loss)	Income (Loss)
Centennial	$36,334	$8,374	$65	$27,424	$(1,218)	$(9,820)
MB Storage (1)	6,992	1,394	1,522	25,541	7,038	7,437

(1)	On March 1, 2007, we sold our ownership interest in MB Storage to Louis Dreyfus.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Summarized combined balance sheet information as of September 30, 2007 and December 31, 2006, is presented below:

September 30, 2007
	Current	Noncurrent	Current	Long-term	Noncurrent	Partners’
	Assets	Assets	Liabilities	Debt	Liabilities	Capital
Centennial	$24,497	$250,978	$20,686	$132,450	$7,436	$114,903
MB Storage (1)	—	—	—	—	—	—

	December 31, 2006
	Current	Noncurrent	Current	Long-term	Noncurrent	Partners’
	Assets	Assets	Liabilities	Debt	Liabilities	Capital
Centennial	$17,478	$258,206	$38,843	$140,000	$5,971	$90,870
MB Storage	19,257	100,950	2,116	—	—	118,091

(1)	On March 1, 2007, we sold our ownership interest in MB Storage to Louis Dreyfus.
NOTE 9. ACQUISITIONS AND DISPOSITIONS
Acquisition
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
Dispositions
  MB Storage and Other Related Assets
     On March 1, 2007, we sold our 49.5% ownership interest in MB Storage, our 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) and other related assets to Louis Dreyfus for a total of approximately $155.8 million in cash, which includes approximately $18.5 million for other assets. This sale was in compliance with the October 2006 order and consent agreement with the Bureau of Competition of the Federal Trade Commission (“FTC”) and was completed in accordance with the terms and conditions approved by the FTC in February 2007. We used the proceeds to repay a portion of the note payable to our Parent Partnership. We recognized gains of approximately $59.6 million and $13.2 million related to the sale of our equity interests and other related assets, respectively, which are included in gain on sale of ownership interest in MB Storage and gain on the sale of assets, respectively, in our statements of consolidated income.
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

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
  Other Refined Products Assets
     On January 23, 2007, we sold a 10-mile, 18-inch segment of pipeline to an affiliate of Enterprise Products Partners for approximately $8.0 million in cash. These assets had a net book value of approximately $2.5 million. The sales proceeds were used to fund construction of a replacement pipeline in the area, in which the new pipeline provides greater operational capability and flexibility. We recognized a gain of approximately $5.5 million on this transaction, which is included in gain on sale of assets in our statements of consolidated income.
NOTE 10. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
     The following table summarizes our intangible assets, included in goodwill and other intangible assets on the consolidated balance sheets, and excess investment included in equity investments, being amortized at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Transportation agreements	$1,000	$(346)	$1,000	$(308)
Other	4,474	(530)	1,974	(78)

Subtotal	5,474	(876)	2,974	(386)

Excess investment:
Centennial Pipeline LLC	33,390	(20,069)	33,390	(16,579)

Total intangible assets	$38,864	$(20,945)	$36,364	$(16,965)

     The following table presents the amortization expense of our intangible assets for the three months and nine months ended September 30, 2007 and 2006:

	For the three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Intangible assets	$191	$12	$490	$(31)

Excess investment (1)	1,897	1,027	3,490	2,731

Total amortization expense	$2,088	$1,039	$3,980	$2,700

(1)	Amortization of excess investment is included in equity earnings.
     The following table sets forth the estimated amortization expense of intangible assets and the estimated amortization expense allocated to equity earnings for the years ending December 31:

	Intangible Assets	Excess Investments
2007	$626	$4,226
2008	435	4,210
2009	435	3,593
2010	435	2,248
2011	435	96

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill
     At September 30, 2007 and December 31, 2006, the recorded value of goodwill was $1.3 million, which was recorded upon the acquisition of Mississippi Terminal and Marketing Inc. in November 2006.
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
     The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The indentures governing the Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indentures do not limit our ability to incur additional indebtedness. At September 30, 2007, we were in compliance with the covenants of the Senior Notes.
     The 6.45% Senior Notes due in January 2008 are classified as a long-term liability in our consolidated balance sheet at September 30, 2007, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced. We believe our Parent Partnership has sufficient liquidity and access to the capital markets to fund the repayment of principal of these Senior Notes in the form of an intercompany loan to us.
     The following table summarizes the estimated fair values of the Senior Notes at September 30, 2007 and December 31, 2006:

		Fair Value
	Face	September 30,	December 31,
	Value	2007	2006
6.45% Senior Notes, due January 2008	$180,000	$180,270	$181,641
7.51% Senior Notes, due January 2028	210,000	218,400	221,471

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
  Parent Partnership Senior Notes
     On February 20, 2002 and January 30, 2003, our Parent Partnership issued $500.0 million principal amount of 7.625% Senior Notes due 2012 (“7.625% Senior Notes”) and $200.0 million principal amount of 6.125% Senior Notes due 2013 (“6.125% Senior Notes”), respectively. The 7.625% Senior Notes and the 6.125% Senior Notes were issued at discounts of $2.2 million and $1.4 million, respectively, and are being accreted to their face value over the applicable term of the senior notes. The senior notes may be redeemed at any time at our Parent Partnership’s option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indentures governing our Parent Partnership’s senior notes contain covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indentures do not limit our Parent Partnership’s ability to incur additional indebtedness.
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

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
  Parent Partnership Revolving Credit Facility
     Our Parent Partnership has in place a $700.0 million unsecured revolving credit facility, including the issuance of letters of credit (“Revolving Credit Facility”), which matures on December 13, 2011. Our Parent Partnership may request up to two one-year extensions of the maturity date, subject to lender approval and the satisfaction of certain other conditions. Commitments under the credit facility may be increased up to a maximum of $850.0 million upon our Parent Partnership’s request, subject to lender approval and the satisfaction of certain other conditions. The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. Financial covenants in the Revolving Credit Facility require that our Parent Partnership maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods. Other restrictive covenants in the Revolving Credit Facility limit our Parent Partnership’s and its subsidiaries’ (including us) ability to, among other things, incur additional indebtedness, make certain distributions, incur liens, engage in specified transactions with affiliates, including us, and complete mergers, acquisitions and sales of assets. The credit agreement restricts the amount of outstanding debt of the Parent Partnership’s Jonah Gas Gathering Company joint venture to debt owing to the owners of the partnership interests and other third-party debt in the principal aggregate amount of $50.0 million and allows for the issuance of certain hybrid securities of up to 15% of the Parent Partnership’s Consolidated Total Capitalization (as defined therein). At September 30, 2007, our Parent Partnership had $377.0 million outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.94%. At September 30, 2007, our Parent Partnership was in compliance with the covenants of the Revolving Credit Facility.
     At September 30, 2007 and December 31, 2006, we had unsecured intercompany notes payable to our Parent Partnership of $228.7 million and $240.8 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes, 6.125% Senior Notes and Junior Subordinated Notes. The weighted average interest rate on the note payable to our Parent Partnership at September 30, 2007, was 6.77%. At September 30, 2007 and December 31, 2006, accrued interest includes $2.4 million and $3.9 million,

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively, due to our Parent Partnership. For the nine months ended September 30, 2007 and 2006, interest costs incurred on the note payable to our Parent Partnership totaled $3.7 million and $8.6 million, respectively.
Debt Obligations of Unconsolidated Affiliates
     We have one unconsolidated affiliate, Centennial, with long-term debt obligations. The following table shows the total debt of Centennial at September 30, 2007 (on a 100% basis to the affiliate) and the corresponding scheduled maturities of such debt.

Scheduled
Maturities of Debt
2008	$10,100
2009	9,900
2010	9,100
2011	9,000
After 2011	101,900

Total scheduled maturities of debt	$140,000

     At September 30, 2007 and December 31, 2006, Centennial’s debt obligations consisted of $140.0 million and $150.0 million ($140.0 million borrowed under a master shelf loan agreement and $10.0 million borrowed under an additional credit agreement, which terminated in April 2007), respectively. Borrowings under the master shelf agreement mature in May 2024 and are collateralized by substantially all of Centennial’s assets and severally guaranteed by Centennial’s owners.
     We and our joint venture partner in Centennial have each guaranteed one-half of Centennial’s debt obligations. If Centennial defaults on its debt obligations, the estimated payment obligation for us is $70.0 million. At September 30, 2007, we have recorded a liability of $9.7 million related to our guarantee of Centennial’s debt.
NOTE 12. MEMBERS’ EQUITY AND DISTRIBUTIONS
Quarterly Distributions of Available Cash
     We typically make quarterly cash distributions of all of our available cash after our Manager establishes cash reserves. We pay distributions of 99.999% to our Parent Partnership and 0.001% to our Manager.
     During the nine months ended September 30, 2007 and 2006, we paid cash distributions to our Parent Partnership totaling $95.3 million and $50.4 million, respectively. We expect to pay a cash distribution to our Parent Partnership of approximately $37.4 million on or about November 7, 2007 for the quarter ended September 30, 2007.
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

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A maximum of 1,000,000 of Parent LPUs may be delivered under the Unit Purchase Plan (subject to adjustment as provided in the plan). Parent LPUs to be delivered under the plan may be acquired by the custodian of the plan in the open market or directly from the Parent Partnership, EPCO, any of EPCO’s affiliates or any other person; however, it is generally intended that Parent LPUs are to be acquired from the Parent Partnership. Eligible employees may elect to have a designated whole percentage (ranging from 1% to 10%) of their eligible compensation for each pay period withheld for the purchase of Parent LPUs under the plan. EPCO and its affiliated employers will periodically remit to the custodian the withheld amounts, together with an additional amount by which EPCO will bear approximately 10% of the cost of the Parent LPUs for the benefit of the participants. Parent LPUs purchases will be made following three month purchase periods over which the withheld amounts are to be accumulated. The Parent Partnership reimburses EPCO for all such costs allocated to employees who work in its business. We are allocated a portion of these costs.
     The plan is administered by a committee appointed by the Chairman or Vice Chairman of EPCO. The Unit Purchase Plan may be amended or terminated at any time by the board of directors of EPCO, or the Chairman of the Board or Vice Chairman of the Board of EPCO; however, any material amendment, such as a material increase in the number of Parent LPUs available under the plan or an increase in the employee discount amount, would also require the approval of at least 50% of the Parent Partnership’s unitholders. The Unit Purchase Plan is effective until December 8, 2016, or, if earlier, at the time that all available Parent LPUs under the plan have been purchased on behalf of the participants or the time of termination of the plan by EPCO or the Chairman or Vice Chairman of EPCO. As of September 30, 2007, 1,357 Parent LPUs have been issued to employees under this plan.
NOTE 13. RELATED PARTY TRANSACTIONS
     The following table summarizes related party transactions for the three months and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues from EPCO and affiliates:
Transportation – LPGs	$695	$476	$2,968	$2,831
Transportation – Refined products (1)	61	—	105	—
Other operating revenues	301	400	1,508	609
Revenues from unconsolidated affiliates:
Other operating revenues (2)	78	67	187	203
Costs and Expenses from EPCO and affiliates (3):
Operating expense (4)	12,628	12,047	36,286	37,877
General and administrative	2,994	2,228	8,586	8,291
Costs and Expenses from unconsolidated affiliates:
Operating expense (5)	2,195	1,734	6,477	3,759

(1)	Includes revenues from refined products transportation from affiliates of Energy Transfer Equity L.P. for the three months and five months ended September 30, 2007. See “Relationship with Energy Transfer Equity” below.

(2)	Includes management fees and rental revenues.

(3)	Includes payroll, payroll related expenses, administrative expenses, including reimbursements related to employee benefits and employee benefit plans, incurred in managing us and our subsidiaries in accordance with the ASA, rent expense and other operating expenses.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Includes insurance expense for the three months ended September 30, 2007 and 2006, related to premiums paid by EPCO of $1.3 million and $1.6 million, respectively, and for the nine months ended September 30, 2007 and 2006 of $5.2 million and $4.6 million, respectively. The majority of our insurance coverage, including property, liability, business interruption, auto and directors and officers’ liability insurance, was obtained through EPCO.

(5)	Includes rental expense and other operating expense.
     The following table summarizes the related party balances at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Accounts receivable, related parties (1)	$40,960	$56,579
Insurance reimbursement receivable	1,426	1,426
Accounts payable, related parties (2)	13,772	6,679
Deferred revenue, related parties	—	252

(1)	Relates to cash management activities with our Parent Partnership.

(2)	Relates to direct payroll, payroll related costs and other operational related charges from our Parent Partnership and EPCO and affiliates and transportation and other services provided by unconsolidated affiliates.
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
Relationship with EPCO and Affiliates
     We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities:
•	EPCO and its consolidated private company subsidiaries;

•	Texas Eastern Products Pipeline Company, LLC, the general partner of our Parent Partnership;

•	Enterprise GP Holdings, which owns and controls TEPPCO LLC;

•	Enterprise Products Partners, which is controlled by affiliates of EPCO, including Enterprise GP Holdings; and

•	Duncan Energy Partners L.P., which is controlled by affiliates of EPCO.
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

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We, our Parent Partnership and TEPPCO LLC are separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates. We paid cash distributions of $95.3 million and $50.4 million during the nine months ended September 30, 2007 and 2006, to our Parent Partnership. Our Parent Partnership pays cash distributions to TEPPCO LLC.
     The limited partner interests in our Parent Partnership that are owned or controlled by EPCO and certain of its affiliates, other than those interests owned by Dan Duncan LLC and certain trusts affiliated with Dan L. Duncan, are pledged as security under the credit facility of an affiliate of EPCO. This credit facility contains customary and other events of default relating to EPCO and certain affiliates, including Enterprise GP Holdings, Enterprise Products Partners and our Parent Partnership. All of the membership interests in TEPPCO LLC and the limited partner interests in our Parent Partnership that are owned or controlled by Enterprise GP Holdings are pledged as security under its credit facility.
     Unless noted otherwise, our agreements with EPCO and its affiliates are not the result of arm’s length transactions. As a result, we cannot provide assurance that the terms and provisions of such agreements are at least as favorable to us as we could have obtained from unaffiliated third parties.
  Sale of TEPPCO LLC to Enterprise GP Holdings
     On May 7, 2007, all of the membership interests in TEPPCO LLC, together with 4,400,000 of our Parent Partnership’s Parent LPUs, were sold by DFI to Enterprise GP Holdings, a publicly traded partnership also controlled indirectly by EPCO. As of May 7, 2007, Enterprise GP Holdings owns and controls the 2% general partner interest in our Parent Partnership and has the right (through its 100% ownership of TEPPCO LLC) to receive the incentive distribution rights associated with the general partner interest. Enterprise GP Holdings, DFI and other entities controlled by Mr. Duncan own 16,691,550 of our Parent Partnership’s Parent LPUs.
  Other Transactions
     On January 23, 2007, we sold a 10-mile, 18-inch segment of pipeline to an affiliate of Enterprise Products Partners for approximately $8.0 million. These assets had a net book value of approximately $2.5 million. The sales proceeds were used to fund construction of a replacement pipeline in the area, in which the new pipeline provides greater operational capability and flexibility. We recognized a gain of approximately $5.5 million on this transaction (see Note 9).
     In June 2007, we purchased 300,000 barrels of propane linefill from an affiliate of Enterprise Products Partners for approximately $14.4 million.
  Relationship with Energy Transfer Equity
     In May 2007, Enterprise GP Holdings acquired non-controlling ownership interests in Energy Transfer Equity, L.P. (“Energy Transfer Equity”) and LE GP, LLC (“ETE GP”), the general partner of Energy Transfer Equity. Following the transaction, Enterprise GP Holdings owns approximately 34.9% of the membership interests in ETE GP and 38,976,090 common units of Energy Transfer Equity representing approximately 17.6% of the outstanding limited partner interests in Energy Transfer Equity. Additionally, Enterprise GP Holdings acquired all of the membership interests in TEPPCO LLC and 4,400,000 of our Parent Partnership’s Parent LPUs (see Note 1). As a result of these transactions, ETE GP and Energy Transfer Equity have become related parties to us. For the three months and five months ended September 30, 2007, we recorded $0.06 million and $0.1 million, respectively, of revenue from a monthly storage contract with one of Energy Transfer Equity’s subsidiaries and did not incur any operating costs or expenses.

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Relationship with Unconsolidated Affiliates
     Our significant related party revenues and expense transactions with unconsolidated affiliates consist of management fee revenues and rental expense on the lease of pipeline capacity on Centennial. For additional information regarding our unconsolidated affiliates, see Note 8.
NOTE 14. COMMITMENTS AND CONTINGENCIES
Litigation
     In the fall of 1999, we and TEPPCO LLC, were named as defendants in a lawsuit in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al. and Michael and Linda Robson, et al. v. Texas Eastern Corporation, et al. In the lawsuit, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaint, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. On March 18, 2005, we entered into Release and Settlement Agreements with the McCleery plaintiffs dismissing all of these plaintiffs’ claims on terms that did not have a material adverse effect on our financial position, results of operations or cash flows. In a trial verdict rendered April 26, 2007, the plaintiffs in this case were awarded no damages from us, and $0.2 million from the co-defendant. Consequently, the settlement of these claims did not have a material adverse effect on our financial position, results of operations or cash flows.
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
     In 1991, TEPPCO LLC and the Parent Partnership were named as a defendant in a matter styled Jimmy R. Green, et al. v. Cities Service Refinery, et al. as filed in the 26th Judicial District Court of Bossier Parish, Louisiana. The plaintiffs in this matter reside or formerly resided on land that was once the site of a refinery owned by one of our co-defendants. The former refinery is located near our Bossier City facility. Plaintiffs are pursuing class certification and have claimed personal injuries and property damage arising from alleged contamination of the refinery property in the amount of $175.0 million. The Parent Partnership have never owned any interest in the refinery property made the basis of this action, and we do not believe that we contributed to any alleged contamination of this property. While we cannot predict the ultimate outcome, we do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.
     On September 18, 2006, Peter Brinckerhoff, a purported unitholder of our Parent Partnership, filed a complaint in the Court of Chancery of New Castle County in the State of Delaware, in his individual capacity, as a putative class action on behalf of our Parent Partnership’s other unitholders, and derivatively on its behalf, concerning proposals made to its unitholders in its definitive proxy statement filed with the SEC on September 11, 2006 (“Proxy Statement”) and other transactions involving the Parent Partnership and Enterprise Products Partners or its affiliates. Mr. Brinckerhoff filed an amended complaint on July 12, 2007. The amended complaint names as

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
defendants TEPPCO LLC; the Board of Directors of TEPPCO LLC; EPCO; Enterprise Products Partners and certain of its affiliates and Dan L. Duncan. The Parent Partnership is named as a nominal defendant.
     The amended complaint alleges, among other things, that certain of the transactions adopted at a special meeting of the Parent Partnership’s unitholders on December 8, 2006, including a reduction of TEPPCO LLC’s maximum percentage interest in the Parent Partnership’s distributions in exchange for limited partner units (the “Issuance Proposal”), were unfair to its unitholders and constituted a breach by the defendants of fiduciary duties owed to its unitholders and that the Proxy Statement failed to provide its unitholders with all material facts necessary for them to make an informed decision whether to vote in favor of or against the proposals. The amended complaint further alleges that, since Mr. Duncan acquired control of TEPPCO LLC in 2005, the defendants, in breach of their fiduciary duties to the Parent Partnership and its unitholders, have caused the Parent Partnership to enter into certain transactions with Enterprise Products Partners or its affiliates that were unfair to it or otherwise unfairly favored Enterprise Products Partners or its affiliates over the Parent Partnership. The amended complaint alleges that such transactions include the Jonah joint venture entered into by our Parent Partnership and an Enterprise Products Partners’ affiliate in August 2006 (citing the fact that TEPPCO LLC’s ACG Committee did not obtain a fairness opinion from an independent investment banking firm in approving the transaction) and the sale by our Parent Partnership to an Enterprise Products Partners’ affiliate of its Pioneer plant in March 2006. As more fully described in the Proxy Statement, the ACG Committee recommended the Issuance Proposal for approval by the Board of Directors of TEPPCO LLC. The amended complaint also alleges that Richard S. Snell, Michael B. Bracy and Murray H. Hutchison, constituting the three members of the ACG Committee, cannot be considered independent because of their alleged ownership of securities in Enterprise Products Partners and its affiliates and/or their relationships with Mr. Duncan.
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

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations, and that the cost of compliance with such laws and regulations will not have a material adverse effect on our results of operations or financial position. We cannot ensure, however, that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have material adverse effect on our business, financial position, results of operations and cash flows. At September 30, 2007, and December 31, 2006, we have accrued liability balances of $0.8 million and $0.8 million, respectively related to sites requiring environmental remediation activities.
     In 1999, our Arcadia, Louisiana, facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of environmental contamination. Effective March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility. This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility. At September 30, 2007, we have an accrued liability of $0.1 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.
     On July 27, 2004, we received notice from the United States Department of Justice (“DOJ”) of its intent to seek a civil penalty against us related to our November 21, 2001, release of approximately 2,575 barrels of jet fuel from our 14-inch diameter pipeline located in Orange County, Texas. The DOJ, at the request of the Environmental Protection Agency, was seeking a civil penalty against us for alleged violations of the Clean Water Act arising out of this release, as well as three smaller spills at other locations in 2004 and 2005. We agreed with the DOJ on a penalty of approximately $2.9 million, along with our commitment to implement additional spill prevention measures. In August 2007, our Parent Partnership deposited $2.9 million into a restricted cash account per the terms of the settlement, and in October 2007, our Parent Partnership paid the $2.9 million plus interest earned on the amount to the DOJ. This settlement did not have a material adverse effect on our financial position, results of operations or cash flows.
     On September 18, 2005, a propane release and fire occurred at our Todhunter facility, near Middletown, Ohio. The incident resulted in the death of one of our employees; there were no other injuries. Repairs to the impacted facilities have been completed. On March 17, 2006, we received a citation from the Occupational Safety and Health Administration arising out of this incident, with a penalty of $0.1 million. The settlement of this citation did not have a material adverse effect on our financial position, results of operations or cash flows.
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

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Other
     At September 30, 2007, Centennial had $140.0 million outstanding under its credit facility, which expires in 2024. We and Marathon have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under this credit facility. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for Marathon and us is $70.0 million each at September 30, 2007. Provisions included in the Centennial credit facility required that certain financial metrics be achieved and for the guarantees to be removed by May 2007. These metrics were not achieved, and the provisions of the Centennial debt agreements were amended in May 2007 to require the guarantees to remain throughout the life of the debt. As a result of the guarantee, at September 30, 2007, we have an obligation of $9.7 million, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee.
     We, Marathon and Centennial have entered into a limited cash call agreement, which allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of a third-party liability arising from a catastrophic event. There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum of $50.0 million each. As a result of the catastrophic event guarantee, at September 30, 2007, we have an obligation of $4.2 million, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee. If a catastrophic event were to occur and we were required to contribute cash to Centennial, contributions exceeding our deductible might be covered by our insurance, depending upon the nature of the catastrophic event.
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

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TE PRODUCTS PIPELINE COMPANY, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION
     The following table provides information regarding (i) the net effect of changes in our operating assets and liabilities and (ii) cash payments for interest for the nine months ended September 30, 2007 and 2006:

	For the Nine Months Ended
	September 30,
	2007	2006
Decrease (increase) in:
Accounts receivable, trade	$6,576	$3,318
Accounts receivable, related parties	15,619	1,591
Inventories	(20,108)	2,777
Other current assets	(2,610)	1,744
Other	(9,519)	(4,670)
Increase (decrease) in:
Accounts payable and accrued expenses	(12,625)	(10,146)
Accounts payable, related parties	7,093	(19,380)
Other	588	(3,334)

Net effect of changes in operating accounts	$(14,986)	$(28,100)

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$26,179	$33,391

NOTE 16. SUBSEQUENT EVENT
Senior Notes Redemption
     In October 2007, we redeemed $35.0 million principal amount of our 7.51% Senior Notes for $36.1 million and accrued interest. We funded the redemption through borrowings from our Parent Partnership under its Revolving Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the three months and nine months ended September 30, 2007 and 2006
     The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this report. The following information and such unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our discussion and analysis includes the following:
•	Key References Used in this Quarterly Report.

•	Cautionary Note Regarding Forward-Looking Statements.

•	Overview of Critical Accounting Policies and Estimates.

•	Overview of Business.

•	Recent Developments – Discusses recent developments during the quarter ended September 30, 2007.

•	Results of Operations – Discusses material period-to-period variances in the statements of consolidated income.

•	Financial Condition and Liquidity – Analyzes cash flows and financial position.

•	Other Considerations – Addresses available sources of liquidity, trends, future plans and contingencies that are reasonably likely to materially affect future liquidity or earnings.

•	Recent Accounting Pronouncements.
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Key References Used in this Quarterly Report
     Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “TE Products” are intended to mean the business and operations of TE Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership prior to June 30, 2007 and, where the context requires, include our subsidiaries.
     References to “Parent Partnership” mean TEPPCO Partners, L.P., which owns 99.999% of the membership interests of TE Products.
     References to “TEPPCO GP” mean TEPPCO GP, Inc., our sole manager, which owns 0.001% of the membership interests of TE Products and is a wholly owned subsidiary of the Parent Partnership.
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
     References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., and its consolidated subsidiaries, a publicly traded Delaware limited partnership, which is an affiliate of ours. Enterprise GP Holdings owns the general partner of Enterprise Products Partners.
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
     The forward-looking statements contained in this Report speak only as of the date hereof. Except as required by the federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report and in our future periodic reports filed with the U.S. Securities and Exchange Commission (“SEC”). In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report may not occur.
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
     Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview of Business” in our Annual Report on Form 10-K for the year ended December 31, 2006 for an overview of how revenues are earned and other factors affecting the results and financial position of our businesses.
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
Results of Operations
     The following table presents volumes delivered in barrels and average tariff per barrel for the three months and nine months ended September 30, 2007 and 2006 (in thousands, except tariff information):

	For the Three Months Ended		Percentage	For the Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Volumes Delivered:
Refined products	48,947	43,018	14%	129,623	125,061	4%
LPGs	7,080	9,763	(27%)	30,642	30,880	(1%)

Total	56,027	52,781	6%	160,265	155,941	3%

Average Tariff per Barrel:
Refined products	$0.98	$0.98	—	$0.98	$0.91	8%
LPGs	2.36	1.73	36%	2.27	1.93	18%
Average system tariff per barrel	1.16	1.12	4%	1.23	1.11	11%
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
  Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006
     Effective November 1, 2006, we purchased a refined products terminal in Aberdeen, Mississippi, from Mississippi Terminal and Marketing Inc. At this terminal, we conduct distribution and marketing operations and terminaling services for our throughput and exchange partners. We also purchase petroleum products from our throughput partners that we in turn sell through spot sales at the Aberdeen truck rack to independent wholesalers and retailers of refined products. For the three months ended September 30, 2007, sales related to these petroleum products marketing activities were $5.6 million and purchases of petroleum products for these activities were $5.5 million.
     Revenues from refined products transportation increased $6.1 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, primarily due to a 14% increase in the refined products volumes delivered. Volume increases were primarily due to greater demand for motor fuel in the Midwest market and the start of deliveries associated with the assets acquired from Texas Genco LLC (“Genco”) in 2005. Overall, the refined products average tariff per barrel remained effectively unchanged between periods with increased short-haul volumes at lower tariffs delivered from the Genco assets offsetting the impact of the tariff increases that went into effect in February and July 2007.
     Revenues from LPGs transportation decreased $0.1 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, primarily due to $0.8 million of revenue in the 2006 period from short-haul movements on a pipeline that was sold on March 1, 2007 to Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”). Total LPG transportation volumes in the 2006 period included approximately 2.6 million barrels related to these short-haul propane movements on the pipeline. This decrease in LPG transportation revenues and volumes is partially offset by increased isobutane deliveries to Chicago refineries for the production of gasoline and increased normal butane deliveries to the Harford Mills, New York, storage caverns. The LPGs average rate per barrel increased 36% from the prior year period primarily as a result of decreased short-haul deliveries at lower tariffs during the three months ended September 30, 2007, compared with the prior year period, due to the pipeline sale in March 2007.
     Other operating revenues increased $0.5 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, primarily due to a $1.0 million increase in storage revenue related to the Genco assets and other system storage and a $0.9 million increase in LPG tender deduction revenues, partially offset by $1.2 million of increased costs of upsystem product exchanges, resulting in lower revenues from these exchanges.
     Costs and expenses increased $5.2 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006. Purchases of petroleum products, discussed above, increased $5.5 million, compared with the prior year period. Taxes – other than income taxes increased $2.3 million primarily due to a higher property asset base in the 2007 period and true-ups of property tax accruals. Depreciation and amortization expenses increased $0.6 million primarily due to assets placed into service in 2007. General and administrative expenses increased $0.5 million primarily due to a $0.3 million increase in labor and benefits expense and a $0.2 million increase in office rental expenses. Operating expenses decreased $2.6 million primarily due to a $1.4 million decrease in pipeline inspection and repair costs associated with our integrity management program and a $2.7 million increase in product measurement gains, partially offset by a $1.2 million increase in pipeline operating and maintenance expense and a $0.7 million increase in transportation expense related to movements on the Centennial pipeline. Operating fuel and power decreased $1.1 million, compared with prior year period. Movements during the three months ended September 30, 2007 on Centennial were a higher percentage of the total refined products and LPGs volumes moved when compared to the prior year period.  When the proportion of movements on Centennial increases, our operating fuel and power expense decreases.

     Net losses from equity investments increased for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, as shown below (in thousands):

	For the Three Months Ended
	September 30,		Increase
	2007	2006	(Decrease)
Centennial	$(2,800)	$(4,065)	$1,265
MB Storage	(279)	1,122	(1,401)
Other	15	(6)	21

Total equity losses	$(3,064)	$(2,949)	$(115)

     Equity losses in Centennial decreased $1.3 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, primarily due to higher transportation revenues. Equity earnings decreased $1.4 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, due to the sale of MB Storage on March 1, 2007 to Louis Dreyfus (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements). During the third quarter of 2007, we recorded $0.3 million of expense (as equity losses) from post closing adjustments associated with the March 1, 2007 sale of our interest in MB Storage.
     Interest expense – net increased $0.7 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006 due to a $0.5 million increase in interest expense and a $0.2 million decrease in interest capitalized. Interest expense decreased $0.5 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, primarily due to lower average interest rates under the note payable with our Parent Partnership, partially offset by higher outstanding debt balances. Interest capitalized decreased $0.2 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, primarily due to lower construction work-in-progress balances in 2007 as compared to the 2006 period.
     Other income – net increased $0.3 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, due to the receipt of various right-of-way payments in the third quarter of 2007.
  Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
     For the nine months ended September 30, 2007, sales related to petroleum products marketing activities were $24.4 million and purchases of petroleum products were $24.2 million.
     Revenues from refined products transportation increased $13.7 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, primarily due to a 4% increase in the refined products volumes delivered and an 8% increase in the average tariff per barrel. Volume increases were primarily due to the start of deliveries associated with the Genco assets. The average rate increased primarily due to increases in system tariffs, which went into effect in February and July 2007. The increase in the refined products average rate was also partially due to the impact of Centennial on the average rates. Movements during the nine months ended September 30, 2007 on Centennial were a smaller percentage of the total deliveries when compared to the prior year period. When the proportion of refined products deliveries from a Centennial origin increases, our average tariff declines (even if the actual volume transported on Centennial increases). Conversely, if a larger proportion of the refined products deliveries from a Centennial origin decrease, our average tariff increases (even if the actual volume transported on Centennial decreases).
     Revenues from LPGs transportation increased $9.9 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, due to a 22% increase in long-haul deliveries of propane in the Midwest and Northeast market areas primarily as a result of colder than normal weather that extended from January through April of 2007 and lower deliveries of propane in the 2006 period in the Midwest and Northeast market areas as a result of warmer than normal winter weather, high propane prices and plant turnarounds. The increase in LPG transportation revenues was partially offset by the effect of the sale of a pipeline on March 1, 2007 to Louis Dreyfus. LPG transportation volumes in the 2006 period include approximately 6.8 million barrels of short-haul propane movements through this pipeline as compared to 2.2 million barrels during the period from January 1, 2007 through February 28, 2007. The LPGs average rate per barrel increased 18% from the prior year period primarily as a result of decreased short-haul deliveries and increased long-haul deliveries during the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006.
     Other operating revenues decreased $0.8 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, primarily due to $2.2 million of increased costs of increased costs of upsystem product exchanges, resulting in lower revenues from these exchanges, and $2.0 million in decreased margins on product sales, partially offset by a $1.4 million increase in rental revenue related to Genco assets and other system storage, a $0.8 million increase in refined products loading fees and a $0.7 million increase in LPG tender deduction revenue.
     Costs and expenses increased $4.8 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006. Purchases of petroleum products, discussed above, increased $24.2 million, compared with the prior year period. Depreciation expense increased $3.0 million primarily due to assets placed into service and asset retirements in 2006 and 2007. Taxes – other than income taxes increased $2.5 million primarily due to a higher property asset base in the 2007 period and true-ups of property tax accruals. Operating fuel and power increased $1.1 million primarily due to increased mainline throughput and higher power rates as a result of the increased cost of fuel. During the nine months ended September 30, 2007, we recognized net gains of $18.7 million from the sales of various assets to Enterprise Products Partners and Louis Dreyfus (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements). Operating expense decreased $6.4 million primarily due to a $4.0 million decrease in pipeline inspection and repair costs associated with our integrity management program; a $2.6 million decrease in operating costs related to the migration to a shared services environment with EPCO, including integrating such departments as engineering and information technology; a $1.2 million increase in product measurement gains; a $0.7 million prior year regulatory penalty assessed for past incidents; $0.6 million of prior year severance expense as a result of the migration to a shared services environment with EPCO; and $0.4 million of prior year expenses relating to the proposed reduction in TEPPCO LLC’s maximum percentage interest in our Parent Partnership’s distributions. These decreases were partially offset by a $3.0 million increase in transportation expense related to movements on the Centennial pipeline and $0.8 million of higher insurance premiums. General and administrative expenses decreased $1.0 million primarily due to $1.9 million of severance expense in the prior year period resulting from the migration to a shared services environment with EPCO, partially offset by $0.3 million increase in labor and benefits expense and $0.7 million increase in office rental expenses.
     Net losses from equity investments increased for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, as shown below (in thousands):

	For the Nine Months Ended
	September 30,		Increase
	2007	2006	(Decrease)
Centennial	$(9,549)	$(11,378)	$1,829
MB Storage	1,089	4,814	(3,725)
Other	30	(17)	47

Total equity losses	$(8,430)	$(6,581)	$(1,849)

     Equity losses in Centennial decreased $1.8 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, primarily due to higher transportation revenues and volumes resulting from colder than normal winter weather in the Northeast, partially offset by higher pipeline inspection and repair costs associated with Centennial’s integrity management program. Equity earnings decreased $3.7 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, primarily due to the sale of MB Storage on March 1, 2007 to Louis Dreyfus. We recorded $1.4 million of expense (as equity losses) subsequent to March 1, 2007 related to post closing adjustments associated with the sale of our interest in MB Storage. For the 2007 and 2006 periods, our sharing ratios in the earnings of MB Storage were approximately 67.7% and 63.8%, respectively.
     On March 1, 2007, we sold our 49.5% ownership interest in MB Storage and our 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) to Louis Dreyfus for approximately $137.3 million in cash (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements). We recognized a gain of approximately $59.6 million related to the sale of our equity interests, which is included in gain on sale of ownership interest in MB Storage in our unaudited condensed statements of consolidated income.
     Interest expense – net increased $0.5 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006 due to a $0.9 million decrease in interest capitalized, partially offset by a $0.4 million decrease in interest expense. Interest expense decreased $0.4 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, due to lower outstanding debt balances, partially offset by higher average interest rates under the note payable to our Parent Partnership. Interest capitalized decreased $0.9 million for the nine months ended September 30, 2007 primarily due to lower construction work-in-progress balances in 2007 as compared to the 2006 period.
     Other income – net increased $0.6 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, due to the receipt of various right-of-way payments in the 2007 period.
  Income Taxes – Revised Texas Franchise Tax
     In May 2006, the State of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaces its existing franchise tax. In general, legal entities that do business in Texas are subject to the Revised Texas Franchise Tax. Limited partnerships, limited liability companies, corporations, limited liability partnerships and joint ventures are examples of the types of entities that are subject to the Revised Texas Franchise Tax. As a result of the change in tax law, our tax status in the state of Texas changed from nontaxable to taxable. The Revised Texas Franchise Tax is considered an income tax for purposes of adjustments to deferred tax liability, as the tax is determined by applying a tax rate to a base that considers both revenues and expenses. The Revised Texas Franchise Tax becomes effective for franchise tax reports due on or after January 1, 2008. The Revised Texas Franchise Tax due in 2008 will be based on revenues earned during the 2007 fiscal year. At September 30, 2007, we had a current tax liability of $0.2 million. During the three months and nine months ended September 30, 2007, we recorded a reduction to deferred tax expense of less than $0.1 million, and an increase in current income tax expense of $0.1 million and $0.2 million, respectively. The offsetting charge is shown on our statement of consolidated income for the three months and nine months ended September 30, 2007 as provision for income taxes.
     The Revised Texas Franchise Tax is assessed at 1% of Texas-sourced taxable margin measured by the ratio of gross receipts from business done in Texas to gross receipts from business done everywhere. The taxable margin is computed as the lesser of (i) 70% of total revenue or (ii) total revenues less (a) cost of goods sold or (b) compensation. The Revised Texas Franchise Tax is calculated, paid and filed at an affiliated unitary group level. Generally, an affiliated group is made up of one or more entities in which a controlling interest of at least 80% is owned by a common owner or owners. Generally, a business is unitary if (a) the activities of the group members are in the same general line of business, (b) the activities of the group members are steps in a vertically structured enterprise or process or (c) the members are functionally integrated through the exercise of strong centralized management.
     Since the Revised Texas Franchise Tax is determined by applying a tax rate to a base that considers both revenues and expenses, it has characteristics of an income tax. Accordingly, we determined the Revised Texas Franchise Tax should be accounted for as an income tax in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.

Financial Condition and Liquidity
     Cash generated from operations and loans or capital contributions from our Parent Partnership are our primary sources of liquidity. At September 30, 2007 and December 31, 2006, we had working capital surpluses of $53.8 million and $53.8 million, respectively. We are a wholly owned subsidiary of the Parent Partnership. We expect that our Parent Partnership will make capital contributions, loans or otherwise provide liquidity to us as needed, but the Parent Partnership has no contractual obligation to do so. At September 30, 2007, our Parent Partnership had approximately $304.8 million in available borrowing capacity under its revolving credit facility to cover any working capital needs, and we expect that our Parent Partnership’s cash flows from operating activities, the sale of additional debt or equity in the capital markets and capacity under its revolving credit facility will provide necessary liquidity to us. For further discussion regarding our Parent Partnership’s sources of liquidity, please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and Liquidity in our Parent Partnership’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007 and its Annual Report on Form 10-K for the year ended December 31, 2006. Cash flows for the nine months ended September 30, 2007 and 2006, were as follows (in thousands):

	For the Nine Months Ended
	September 30,
	2007	2006
Cash provided by (used in):
Operating activities	$87,156	$48,338
Investing activities	21,400	(68,915)
Financing activities	(108,320)	20,577
Operating Activities
     Net cash provided by operating activities increased $38.8 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, primarily due to an increase in net income and the timing of cash disbursements and cash receipts for working capital, partially offset by a decrease of $0.8 million in distributions received from our equity investment in MB Storage. For a discussion of changes in net income, depreciation and amortization and losses in equity investments, see “Results of Operations” above.
     Net cash provided by operating activities for the nine months ended September 30, 2007 and 2006, included interest payments, net of amounts capitalized, of $26.1 million and $33.4 million, respectively. Excluding the effects of hedging activities and interest capitalized, during the year ended December 31, 2007, we expect interest payments on our Senior Notes to be approximately $27.4 million. We expect to pay our interest payments with cash flows from operating activities.
Investing Activities
     Cash flows provided by investing activities totaled $21.4 million for the nine months ended September 30, 2007, and were comprised of $163.8 million in net cash proceeds from asset sales and ownership interests, which includes $137.3 million from the sale of our ownership interests in MB Storage and its general partner and $18.5 million for the sale of other assets, all to Louis Dreyfus on March 1, 2007, and $8.0 million for the sale of assets to Enterprise Products Partners in January 2007 (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements), partially offset by $108.4 million of capital expenditures, $14.4 million of cash paid for linefill on assets owned, $6.0 million for the acquisition of assets (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements), $2.5 million of cash paid to a customer as part of a reimbursable commitment and $11.1 million of cash contributions for our ownership interest in Centennial, of which $6.1 million was for contractual obligations that were created upon formation of Centennial and $5.0 million was for debt service requirements.
     Cash flows used in investing activities totaled $68.9 million for the nine months ended September 30, 2006, and were comprised of $47.0 million of capital expenditures, $11.0 million for the acquisition of assets (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements), $4.2 million of cash paid for linefill on assets owned, $4.2 million of cash contributions for our ownership interest in MB Storage for capital expenditures and $2.5 million of cash contributions for our ownership interest in Centennial for operating needs.
Financing Activities
     Cash flows used in financing activities totaled $108.3 million for the nine months ended September 30, 2007, and were comprised of $11.8 million in repayments, net of borrowings, under our note payable to our Parent Partnership, $95.3 million of distributions paid to our Parent Partnership and a $1.2 million payment for the termination of an interest rate swap (see Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements). In May 2007, our Parent Partnership issued and sold $300.0 million in principal amount of fixed/floating, unsecured, long-term subordinated notes due June 1, 2067, which resulted in higher gross borrowings and repayments under the note payable to our Parent Partnership. Cash flows provided by financing activities totaled $20.6 million for the nine months ended September 30, 2006, and were comprised of $100.5 million of contributions from our Parent Partnership, partially offset by $50.4 million of distributions paid to our Parent Partnership and $29.5 million of repayments on the note payable to our Parent Partnership, net of borrowings.
     During the nine months ended September 30, 2007 and 2006, we paid cash distributions to our Parent Partnership totaling $95.3 million and $50.4 million, respectively. We expect to pay a cash distribution to our Parent Partnership of approximately $37.4 million on or about November 7, 2007 for the quarter ended September 30, 2007.
Other Considerations
Registration Statements
     Our Parent Partnership has a universal shelf registration statement on file with the SEC that, subject to agreement on terms at the time of use and appropriate supplementation, allows it to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof. After taking into account past issuances of securities under this registration statement, as of September 30, 2007, our Parent Partnership has the ability to issue approximately $1.2 billion of additional securities under this registration statement, subject to customary marketing terms and conditions.
Credit Facilities
     We currently utilize debt financing available from our Parent Partnership through intercompany notes. The terms of the intercompany notes generally match the principal and interest payment dates under the Parent Partnership’s debt instruments. The interest rates charged by the Parent Partnership include the stated interest rate paid by the Parent Partnership on its debt obligations, plus a premium to cover debt issuance costs. The interest rates decrease or increase to cover gains and losses, respectively, on any interest rate swaps that the Parent Partnership may have in place on its credit facility, senior notes and junior subordinated notes. The Parent Partnership’s revolving credit facility is described below (see Note 9 in the Notes to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Parent Partnership’s senior notes and junior subordinated notes).
     Our Parent Partnership has in place a $700.0 million unsecured revolving credit facility, including the issuance of letters of credit (“Revolving Credit Facility”), which matures on December 13, 2011. Our Parent Partnership may request up to two one-year extensions of the maturity date, subject to lender approval and the satisfaction of certain other conditions. Commitments under the credit facility may be increased up to a maximum of $850.0 million upon our Parent Partnership’s request, subject to lender approval and the satisfaction of certain other conditions. The interest rate is based, at our Parent Partnership’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. Financial covenants in the Revolving Credit Facility require that our Parent Partnership maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods. Other restrictive covenants in the Revolving Credit Facility limit our Parent Partnership’s and its subsidiaries’ (including us) ability to, among other things, incur additional indebtedness, make certain distributions, incur liens, engage in specified transactions with affiliates, including us, and complete mergers, acquisitions and sales of assets. The credit agreement restricts the amount of outstanding debt of the Parent Partnership’s Jonah Gas Gathering Company joint venture to debt owing to the owners of the partnership interests and other third-party debt in the principal aggregate amount of $50.0 million and allows for the issuance of certain hybrid securities of up to 15% of the Parent Partnership’s Consolidated Total Capitalization (as defined therein). At September 30, 2007, our Parent Partnership had $377.0 million outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.94%. At September 30, 2007, our Parent Partnership was in compliance with the covenants of the Revolving Credit Facility.
     At September 30, 2007 and December 31, 2006, we had unsecured intercompany notes payable to our Parent Partnership of $228.7 million and $240.8 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes, 6.125% Senior Notes and junior subordinated notes. The weighted average interest rate on the note payable to our Parent Partnership at September 30, 2007, was 6.77%. At September 30, 2007 and December 31, 2006, accrued interest includes $2.4 million and $3.9 million, respectively, due to our Parent Partnership. For the nine months ended September 30, 2007 and 2006, interest costs incurred on the note payable to our Parent Partnership totaled $3.7 million and $8.6 million, respectively.
     In May, 2007, our Parent Partnership issued and sold $300.0 million in principal amount of junior subordinated notes under their universal shelf registration statement. For additional information regarding this debt offering, see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements.
Future Capital Needs and Commitments
     We estimate that capital expenditures, excluding acquisitions and joint venture contributions, for 2007 will be approximately $212.0 million (including $6.0 million of capitalized interest). We expect to spend approximately $180.0 million for revenue generating projects and facility improvements. We expect to spend approximately $27.0 million to sustain existing operations, including life-cycle replacements for equipment at various facilities and pipeline and tank replacements and approximately $5.0 million for various system upgrade projects.
     During the remainder of 2007, we may be required to contribute additional cash to Centennial to cover capital expenditures or other operating needs. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present business operations. These expenditures can vary greatly depending on the magnitude of our transactions. We may finance capital expenditures through internally generated funds, debt or capital contributions from our Parent Partnership or any combination thereof.
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

     Our 6.45% Senior Notes due in January 2008 are classified as a long-term liability in our consolidated balance sheet at September 30, 2007, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced. We believe our Parent Partnership has sufficient liquidity and access to the capital markets to fund the repayment of principal of these Senior Notes in the form of an intercompany loan to us.
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
     At September 30, 2007, Centennial had $140.0 million outstanding under its credit facility, which expires in 2024. We and Marathon Petroleum Company LLC (“Marathon”) have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under this credit facility. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for Marathon and us is $70.0 million each at September 30, 2007. Provisions included in the Centennial credit facility required that certain financial metrics be achieved and for the guarantees to be removed by May 2007. These metrics were not achieved, and the provisions of the Centennial debt agreements were amended in May 2007 to require the guarantees to remain throughout the life of the debt. As a result of the guarantee, at September 30, 2007, we have an obligation of $9.7 million, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee.
     We, Marathon, and Centennial have entered into a limited cash call agreement, which allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of a third-party liability arising from a catastrophic event. There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum of $50.0 million each. As a result of the catastrophic event guarantee, at September 30, 2007, we have an obligation of $4.2 million, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee. If a catastrophic event were to occur and we were required to contribute cash to Centennial, contributions exceeding our deductible might be covered by our insurance, depending upon the nature of the catastrophic event.
Contractual Obligations
     There have been no significant changes in our schedule of maturities of long-term debt or other contractual obligations since the year ended December 31, 2006.

Summary of Related Party Transactions
     The following table summarizes related party transactions for the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues from EPCO and affiliates:
Transportation – LPGs	$695	$476	$2,968	$2,831
Transportation – Refined products	61	—	105	—
Other operating revenues	301	400	1,508	609
Revenues from unconsolidated affiliates:
Other operating revenues	78	67	187	203
Costs and Expenses from EPCO and affiliates:
Operating expense	12,628	12,047	36,286	37,877
General and administrative	2,994	2,228	8,586	8,291
Costs and Expenses from unconsolidated affiliates:
Operating expense	2,195	1,734	6,477	3,759
     For additional information regarding our related party transactions, see Note 13 in the Notes to Unaudited Condensed Consolidated Financial Statements.
     We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities:
•	EPCO and its consolidated private company subsidiaries;

•	Texas Eastern Products Pipeline Company, LLC, the general partner of our Parent Partnership;

•	Enterprise GP Holdings, which owns and controls TEPPCO LLC;

•	Enterprise Products Partners, which is controlled by affiliates of EPCO, including Enterprise GP Holdings; and

•	Duncan Energy Partners L.P., which is controlled by affiliates of EPCO.
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
     In October 2007, our debt securities and those of our Parent Partnership received a rating of BBB- from Fitch Ratings, both with stable outlooks.
Recent Accounting Pronouncements
     See discussion of new accounting pronouncements in Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

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
Interest Rate Risk
     We have utilized and expect to continue to utilize interest rate swap agreements to hedge a portion of our fair value risks. Interest rate swap agreements are used to manage the fixed interest rate mix of our debt portfolio and overall cost of borrowing. The interest rate swap related to our fair value risk was intended to reduce our exposure to changes in the fair value of our fixed rate Senior Notes. The interest rate swap agreement involved the periodic exchange of payments without the exchange of the notional amount upon which the payments were based. The related amount payable to or receivable from counterparties was included as an adjustment to accrued interest.
     In October 2001, we entered into an interest rate swap agreement to hedge our exposure to changes in the fair value of our fixed rate 7.51% Senior Notes due 2028. This swap agreement, designated as a fair value hedge, had a notional amount of $210.0 million and was set to mature in January 2028 to match the principal and maturity of the 7.51% Senior Notes. Under the swap agreement, we paid a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and received a fixed rate of interest of 7.51%. In September 2007, we terminated this swap agreement resulting in a loss of $1.2 million. This loss has been deferred as an adjustment to the carrying value of the 7.51% Senior Notes and is being amortized using the effective interest method as an increase to future interest expense over the remaining term of the 7.51% Senior Notes. In the event of early extinguishment of the 7.51% Senior Notes, any remaining unamortized loss would be recognized in the consolidated statement of income at the time of extinguishment. During the three months and nine months ended September 30, 2007 and 2006, we recognized reductions in interest expense of $0.1 million, $0.2 million, $0.7 million and $1.5 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. The fair value of this interest rate swap was a liability of approximately $2.6 million at December 31, 2006.
     At September 30, 2007, and December 31, 2006, we had unsecured intercompany notes payable to our Parent Partnership of $228.7 million and $240.8 million, respectively, which related to borrowings under the Parent Partnership’s Revolving Credit Facility, 7.625% Senior Notes, 6.125% Senior Notes and junior subordinated notes. The weighted average interest rate on the note payable to our Parent Partnership at September 30, 2007, was 6.77%. At September 30, 2007 and December 31, 2006, accrued interest includes $2.4 million and $3.9 million, respectively, due to our Parent Partnership. For the nine months ended September 30, 2007 and 2006, interest costs incurred on the note payable to our Parent Partnership totaled $3.7 million and $8.6 million, respectively.
Fair Values of Debt
     The following table summarizes the estimated fair values of the Senior Notes as of September 30, 2007 and December 31, 2006 (in thousands):

		Fair Value
	Face	September 30,	December 31,
	Value	2007	2006
6.45% Senior Notes, due January 2008	$180,000	$180,270	$181,641
7.51% Senior Notes, due January 2028	210,000	218,400	221,471

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
     Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     The certifications of TEPPCO GP’s (the sole manager’s) CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this Report.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We have been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on our consolidated financial position, results of operations or cash flows. See discussion of legal proceedings in Note 14 in the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated into this item by reference.
Item 1A. Risk Factors
     Security holders and potential investors should carefully consider the risk factors set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2007, in addition to other information in our Annual Report on Form 10-K for the year ended December 31, 2006, in addition to other information in this Report. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of us.
Item 6. Exhibits

Exhibit
Number	Description

3.1	Company Agreement of TE Products Pipeline Company, LLC by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of June 30, 2007 (Filed as Exhibit 3.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.1	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE

Exhibit
Number	Description

Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.2	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on February 20, 2002 and incorporated herein by reference).

4.3	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to the Current Report on Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) filed on February 20, 2002 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.5	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

4.6	Indenture, dated as of May 14, 2007, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and the Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 99.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 15, 2007 and incorporated herein by reference).

4.7	First Supplemental Indenture, dated as of May 18, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 18, 2007 and incorporated herein by reference).

4.8	First Supplemental Indenture, dated as of June 30, 2007, by and among TE Products Pipeline Company, LLC and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.9	Second Supplemental Indenture, dated as of June 30, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. , Val Verde Gas Gathering Company, L.P., TE Products Pipeline Company, LLC and TEPPCO Midstream Companies, LLC, as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TE Products Pipeline

Exhibit
Number	Description

Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.10	Fourth Supplemental Indenture, dated June 30, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Val Verde Gas Gathering Company, L.P., TE Products Pipeline Company, LLC and TEPPCO Midstream Companies, LLC, as subsidiary guarantors, and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.11	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2007, by and among TEPPCO Partners, L.P., the Borrower, several banks and other financial institutions, the Lenders, SunTrust Bank, as the Administrative Agent for the Lenders and as the LC Issuing Bank, Wachovia Bank, National Association, as Syndication Agent, and BNP Paribas, JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland Plc, as Co-Documentation (Filed as Exhibit 4.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.1+	Form of TPP Employee Restricted Unit Grant, as amended, of Texas Eastern Products Pipeline Company, LLC under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2007 and incorporated herein by reference).

10.2+	Form of TPP Employee Option Grant, as amended, of Texas Eastern Products Pipeline Company, LLC under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2007 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.

+	A management contract or compensation plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TE Products Pipeline Company, LLC

	By:	TEPPCO GP, Inc., its Sole Manager

Date: November 7, 2007	By:	/s/ JERRY E. THOMPSON

Jerry E. Thompson,
President and Chief Executive Officer of
TEPPCO GP, Inc.

Date: November 7, 2007	By:	/s/ WILLIAM G. MANIAS

William G. Manias,
Vice President and Chief Financial Officer of
TEPPCO GP, Inc.

Exhibit Index

Exhibit
Number	Description

3.1	Company Agreement of TE Products Pipeline Company, LLC by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of June 30, 2007 (Filed as Exhibit 3.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.1	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE

Exhibit
Number	Description

Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.2	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on February 20, 2002 and incorporated herein by reference).

4.3	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to the Current Report on Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) filed on February 20, 2002 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.5	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002, and incorporated herein by reference).

4.6	Indenture, dated as of May 14, 2007, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and the Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 99.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 15, 2007 and incorporated herein by reference).

4.7	First Supplemental Indenture, dated as of May 18, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 18, 2007 and incorporated herein by reference).

4.8	First Supplemental Indenture, dated as of June 30, 2007, by and among TE Products Pipeline Company, LLC and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.9	Second Supplemental Indenture, dated as of June 30, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. , Val Verde Gas Gathering Company, L.P., TE Products Pipeline Company, LLC and TEPPCO Midstream Companies, LLC, as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TE Products Pipeline

Exhibit
Number	Description

Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.10	Fourth Supplemental Indenture, dated June 30, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Val Verde Gas Gathering Company, L.P., TE Products Pipeline Company, LLC and TEPPCO Midstream Companies, LLC, as subsidiary guarantors, and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.11	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2007, by and among TEPPCO Partners, L.P., the Borrower, several banks and other financial institutions, the Lenders, SunTrust Bank, as the Administrative Agent for the Lenders and as the LC Issuing Bank, Wachovia Bank, National Association, as Syndication Agent, and BNP Paribas, JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland Plc, as Co-Documentation (Filed as Exhibit 4.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.1+	Form of TPP Employee Restricted Unit Grant, as amended, of Texas Eastern Products Pipeline Company, LLC under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2007 and incorporated herein by reference).

10.2+	Form of TPP Employee Option Grant, as amended, of Texas Eastern Products Pipeline Company, LLC under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2007 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.

+	A management contract or compensation plan or arrangement.